Form 10-Q
period 1999-09-30
LOOKSMART LTD
filed 1999-11-15
CIK 1077866

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-26357

                                LOOKSMART, LTD.
            (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                              13-3904355
     (State or other jurisdiction of                  (I.R.S. Employer
     of incorporation or organization)                Identification No.)

                               487 Bryant Street
                     San Francisco, California  94107-1316
             (Address of Principal Executive Officer and Zip Code)

                                (415) 597-4850
             (Registrant's Telephone Number, Including Area Code)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     As of November 10, 1999, there were 85,550,215 shares of the registrant's common stock outstanding.

                                   FORM 10-Q

Index

PART I  FINANCIAL INFORMATION
ITEM 1:  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1998 and
         September 30, 1999.....................................................     3

         Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 1998 and 1999...............................     4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1999......................................     5

         Notes to Condensed Consolidated Financial Statements...................   6-8

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................  9-17

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.............    18

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings......................................................    18

ITEM 2:  Changes in Securities and Use of Proceeds..............................    18

ITEM 3:  Defaults Upon Senior Securities........................................    18

ITEM 4:  Submission of Matters to a Vote of Security Holders....................    19

ITEM 5:  Other Information......................................................    19

ITEM 6:  Exhibits and Reports on Form 8-K.......................................    19

ITEM 7:  Signatures.............................................................    19

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                LOOKSMART, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                 December 31,    September 30,
                                                                     1998             1999
                                                                 ------------    -------------
                                                                                  (unaudited)
                      Assets
Current assets:
   Cash and equivalents                                            $    3,501       $   96,357
   Short term investments                                                   -           20,078
   Accounts receivable, net                                             2,895            5,798
   Prepaid distribution costs                                             546            5,151
   Prepaid expenses                                                       245            6,050
   Other assets                                                            61              746
                                                                   ----------       ----------
     Total current assets                                               7,248          134,180

Property and equipment, net                                             1,979            8,542
Goodwill and intangibles, net                                           4,744           27,700
Other assets                                                              119            2,614
                                                                   ----------       ----------
Total assets                                                       $   14,090       $  173,036
                                                                   ==========       ==========

       Liabilities and Stockholders' Equity (Deficit)
Current liabilites
   Accounts payable                                                $    1,325       $    3,635
   Accrued liabilities                                                  2,873            6,134
   Income taxes payable                                                   323              212
   Capital lease obligation - current portion                               -              147
   Deferred revenue                                                     9,234           16,744
                                                                   ----------       ----------
     Total current liabilities                                         13,755           26,872

Deferred revenue                                                           96            7,220
Capital lease obligation                                                    -              299
Note payable to former stockholder                                      1,500                -
                                                                   ----------       ----------
     Total liabilities                                                 15,351           34,391

Stockholders' equity (deficit):
Capital stock                                                              45               85
Additional paid-in capital                                             21,928          211,208
Warrants                                                                1,408            2,735
Unearned compensation                                                  (1,315)          (8,698)
Cumulative translation adjustments                                        (55)             (30)
Accumulated deficit                                                   (23,272)         (66,655)
                                                                   ----------       ----------
     Total stockholders' equity (deficit)                              (1,261)         138,645

                                                                   ----------       ----------
     Total liabilities and stockholders' equity (deficit)          $   14,090       $  173,036
                                                                   ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LOOKSMART, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                   -------------------------     --------------------------
                                                       1998         1999             1998          1999
                                                   -----------   -----------     -----------    -----------
                                                   (unaudited)   (unaudited)     (unaudited)    (unaudited)
Revenues:

  Advertising and syndication                        $   1,359     $   6,258       $   3,179     $   11,882
  Licensing                                                364         4,601             389         14,227
  Ecommerce                                                  -         2,422               -          4,242
                                                     ---------     ---------       ---------     ----------
       Total revenues                                    1,723        13,281           3,568         30,351

Cost of revenues:

  Advertising and syndication                              226         1,009             721          1,757
  Ecommerce                                                  -         1,339               -          2,469
                                                     ---------     ---------       ---------     ----------
       Total cost of revenues                              226         2,348             721          4,226
                                                     ---------     ---------       ---------     ----------

Gross profit                                             1,497        10,933           2,847         26,125
                                                     ---------     ---------       ---------     ----------

Operating expenses:
  Sales and marketing                                    3,317        17,173           6,402         34,331
  Product development                                    1,186         8,655           2,330         18,222
  General and administrative                               671         2,414           1,557          6,080
  Amortization of goodwill and intangibles                 103         1,806             308          3,724
  Amortization of unearned compensation                     19         5,830              19          8,624
                                                     ---------     ---------       ---------     ----------
       Total operating expenses                          5,296        35,878          10,616         70,981
                                                     ---------     ---------       ---------     ----------

       Loss from operations                             (3,799)      (24,945)         (7,769)       (44,856)
Non-operating income (expenses), net                        (2)          936            (569)         1,525
                                                     ---------     ---------       ---------     ----------

       Loss before income taxes                         (3,801)      (24,009)         (8,338)       (43,331)
Income taxes                                               (18)            -             (94)           (52)
                                                     ---------     ---------       ---------     ----------

       Net loss                                         (3,819)      (24,009)         (8,432)       (43,383)
Other comprehensive income
  Change in foreign currency translation adjustment
     during the period                                     (13)           (1)             25            (30)
                                                     ---------     ---------       ---------     ----------

     Comprehensive loss                              $  (3,832)    $ (24,010)      $  (8,407)    $  (43,413)
                                                     =========     =========       =========     ==========

Basic and diluted net loss per share                 $   (0.20)    $   (0.45)      $   (0.45)    $    (1.36)
                                                     =========     =========       =========     ==========

Weighted average shares outstanding
   used in per share calculation                        19,123        53,270          18,592         31,842
                                                     =========     =========       =========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LOOKSMART, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                       Nine months ended
                                                                          September 30,
                                                                   --------------------------
                                                                       1998          1999
                                                                   -----------    -----------
                                                                   (unaudited)    (unaudited)
Cash flows from operating activities:
   Net loss                                                         $   (8,432)   $   (43,383)
   Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                                       561          5,137
       Amortization of unearned compensation costs                          19          8,624
       Warrants and other non-cash charges                                 384              -
       Changes in operating assets and liabilities
         Accounts receivable                                            (1,068)        (2,903)
         Prepaid expenses                                                 (963)       (10,410)
         Other assets                                                     (349)        (3,180)
         Accounts payable                                                1,437          2,310
         Accrued liabilities and other                                     205          3,261
         Income taxes payable                                               69           (111)
         Deferred revenue                                                5,055         13,911
                                                                    ----------    -----------
            Net cash used in operating activities                       (3,082)       (26,744)
                                                                    ----------    -----------

Cash flows used in investing activities:
   Purchase of Guthy Renker Internet                                         -         (5,160)
   Purchase of ITW NewCorp, Inc                                              -         (5,171)
   Purchase of short term investments                                        -        (20,078)
   Capital expenditures                                                   (640)        (7,429)
                                                                    ----------    -----------
     Net cash used in investing activities                                (640)       (37,838)

Cash flows from financing activities:
   Cash paid for issuance costs                                           (263)             -
   Proceeds from notes                                                   2,875              -
   Repayment of notes                                                     (250)        (1,500)
   Proceeds from issuance of preferred stock                             5,500         60,887
   Proceeds from conversion of warrants to common stock                      -          1,321
   Proceeds from issuance of common stock                                   13         96,705
                                                                    ----------    -----------
     Net cash provided by financing activities                           7,875        157,413
   Effect of exchange rate changes on cash                                 (26)            25
                                                                    ----------    -----------
   Increase in cash and cash equivalents                                 4,127         92,856
   Cash and cash equivalents, beginning of period                           48          3,501
                                                                    ----------    -----------
   Cash and cash equivalents, end of period                         $    4,175    $    96,357
                                                                    ==========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       LOOKSMART, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1. Summary of Significant Accounting Policies:

Nature of Business

LookSmart is a global on-line navigation company. The LookSmart directory contains a collection of highly specific unique uniform resource locators (URLs) organized by categories and presented in an easy-to-navigate format.

Short-Term Investments.

The Company accounts for short-term investments under Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires the classification of investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading." The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. Net unrealized gains or losses, if material, on these investments are reported as a component of comprehensive income (loss) in stockholders' equity, net of tax.

2. Initial Public Offering (IPO)

     On August 19, 1999, LookSmart completed its IPO which resulted in the issuance of 8,855,000 shares of common stock which included 1,155,000 shares in connection with the exercise of the underwriters' over-allotment option. All shares were issued at an offering price of $12.00 per share. In addition, upon the closing of the IPO, 7,852,614, 14,327,725, 12,083,529 and 6,000,000 shares of Series A, B, C and 1 Junior convertible preferred stock, respectively, converted into 40,263,868 shares of common stock. Net proceeds from the offering after underwriting discounts and commissions and offering expenses of $9.6 million were approximately $96.6 million.

3.  Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal and recurring in nature, and in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with LookSmart's audited financial statements and notes thereto for the year ended December 31, 1998 as included in LookSmart's Registration Statement on Form S-1 (Registration No. 333-80581), including the related prospectus dated August 19, 1999, as filed with the Securities and Exchange Commission.

                       LOOKSMART, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

4. Net Loss Per Share:

     In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                             Three Months          Nine Months
                                         Ended September 30,   Ended September 30,
                                         -------------------  --------------------
                                           1998       1999       1998      1999
                                         --------  ---------  ---------  ---------
                                            (unaudited)            (unaudited)
Numerator-Basic and diluted:
  Net loss......................         $(3,819)  $(24,009)  $(8,432)    $(43,383)
Denominator-Basic and diluted:
  Weighted average common
   shares outstanding...........          19,123     53,270    18,592       31,842
Basic and diluted loss per
 share..........................         $ (0.20)  $  (0.45)  $ (0.45)    $  (1.36)

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants. For all periods, common equivalent shares are not included in the computation of diluted loss per share because they are antidilutive. Weighted average common stock equivalents relating to preferred stock, stock options and warrants to purchase common and preferred shares (as calculated using the treasury method) are as follows (in thousands):

                                             Three Months          Nine Months
                                         Ended September 30,   Ended September 30,
     Weighted average common stock       -------------------  --------------------
              equivalents                  1998       1999       1998      1999
     -----------------------------       --------  ---------  ---------  ---------
                                            (unaudited)            (unaudited)
     Preferred stock.................     16,522     22,565      8,751     30,276
     Options.........................      3,885     10,677      3,594     10,092
     Warrants........................      9,366      8,035      9,318     12,754
                                          ------     ------     ------     ------
     Total dilutive shares...........     29,773     41,277     21,663     53,122
                                          ======     ======     ======     ======

5.  Related Party Transactions

At September 30, 1999, the Company held a note receivable of $43,000 from a shareholder and former employee of the Company. The promissory note was issued to him in August 1999 for the purpose of exercising his option grant. This note, which bears interest at 10% per annum, is due in full plus interest at the earlier of the time at which he sells the related shares or March 1, 2000. The note principal and interest are collateralized by the shareholder's personal real estate.

The Company has a distribution agreement with Guthy Renker Corporation (GRC), one of the Company's shareholders. At September 30, 1999, the Company had a receivable of $415,000 from GRC arising from transactions in the normal course of business under the distribution agreement.

6. Non-cash Compensation

In August 1999, LookSmart recorded a non-cash charge of $3.7 million for the accelerated vesting of stock options for certain employees upon termination of their employment with the Company. Such amount has been recorded as a non-cash compensation expense in LookSmart's statement of operations for the three and nine months ended September 30, 1999 and additional paid in capital.

                       LOOKSMART, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

7. Segment Information

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company derives its revenues from three areas: advertising and syndication, licensing and ecommerce. The Company reports revenue and cost of revenues along these three segments based on the different services provided by each. With the exception of accounts receivable, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1998 and September 30, 1999, accounts receivables by segments are as follows (in thousands):

                                      December 31,   September 30,
                                          1998            1999
                                      -------------  --------------
                                       (unaudited)    (unaudited)
   Advertising and syndication              $3,022          $5,943
   Licensing                                    --             167
   Ecommerce                                    --               7
                                            ------          ------
   Total                                     3,022           6,117
   Allowance for doubtful accounts            (127)           (319)
                                            ------          ------
   Accounts receivable, net                 $2,895          $5,798
                                            ======          ======

8.  Stock Option Plan

During the three months ended September 30, 1999, the Company granted 667,250 stock options. During such period employees exercised an aggregate 694,959 options, and 1,032,750 options were cancelled. Total outstanding stock options were 11,056,014 as of September 30, 1999.

9.  1999 Employee Stock Purchase Plan

In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan, which was approved by the stockholders in July 1999. A total of 750,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan, plus annual increases on January 1 of each year, beginning in 2000, equal to the lesser of 1 million shares; 3% of the outstanding shares on January 1; or an amount determined by the Board of Directors. As of September 30, 1999, no shares have been issued under the 1999 Purchase Plan.

10.  Subsequent Events

In November 1999, the Company entered into an agreement with British Telecom
(BT) to form a Joint Venture (JV). The partners of the JV will have an equal equity interest. The JV will provide Internet access and localized directory services in Europe and Asia. The Company intends to account for its investment in the JV using the equity method and to present its share of JV earnings or losses as non-operating income or expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in "Factors Affecting Operating Results".

Overview

  LookSmart is a global on-line navigation provider that has assembled what it believes to be the largest collection of high quality, granular content on the Internet. The LookSmart directory contains over 1.3 million unique URLs in over 100,000 categories, organized in an easy-to-navigate format. We distribute our proprietary directory to a large number of Internet users through LookSmart-owned Internet properties and through our strategic alliances. Our Internet properties, including looksmart.com, primarily target a focused demographic of female household purchase decision-makers and generate advertising and ecommerce revenues. We broaden the reach of the LookSmart directory through syndication and licensing. We currently provide our directory to leading Internet portals, such as The Microsoft Network, Netscape Netcenter, Excite@Home and Alta Vista, and to 280 ISPs, including IBM.net and NetZero. In addition, users can access our content and services through a network of over 600,000 website affiliates.

In December 1998, we entered into a five-year contract with Microsoft. Under this agreement, we license our database to Microsoft, and we are obligated to increase the number of unique URLs included in our database every six months by pre-defined amounts. Microsoft makes licensing payments on a fixed schedule. Generally, the difference between any cash received under the contract and revenues recognized is carried as deferred revenue. At September 30, 1999, deferred revenues associated with the Microsoft contract was $20.8 million.

Results of Operations

Revenues

  Advertising and Syndication.

  Advertising and syndication revenues were $6.3 million and $11.9 million for the three and nine month periods ended September 30, 1999, respectively, which represent increases of 360% and 274% when compared with the corresponding periods in 1998. The increases were due primarily to the increasing number of advertisers purchasing space on the Company's Web pages, increased traffic, higher effective yields, better inventory management and new syndication agreements.

  Licensing.

  Licensing revenues were $4.6 million and $14.2 million for the three and nine month periods ended September 30, 1999, respectively, as compared with $364,000 and $389,000 for the corresponding periods in 1998. The increases were principally due to revenues earned under the Microsoft contract, which the Company entered into in December 1998.

  Ecommerce.

  The Company initiated its ecommerce activities in April 1999. Ecommerce revenues were $2.4 million and $4.2 million for the three and nine month periods ended September 30, 1999, respectively. The Company did not have ecommerce revenues in the corresponding periods in 1998.

International revenues accounted for less than 10% of net revenues during the three and nine months ended September 30, 1999 and 1998. Barter revenues also represented less than 10% of net revenues during those periods.

Cost of Revenues

  Advertising and Syndication.

  Advertising and syndication cost of revenues were $1.0 million and $1.8 million, or 16% and 15% of advertising and syndication revenues for the three and nine month periods ended September 30, 1999, respectively, as compared to $226,000 and $721,000, or 17% and 23% of advertising and syndication revenues, for the corresponding periods in 1998. We have invested in technology infrastructure and have hired advertising operations personnel to manage the monetization and ad serving process. The salaries and benefits costs of additional employees in advertising operations as well depreciation on capital expenditures have contributed to the absolute dollar increase in advertising and syndication cost of revenues.

  Ecommerce.

  Ecommerce cost of revenues were $1.4 million and $2.5 million, or 55% and 58% of ecommerce revenues, for the three and nine month periods ended September 30, 1999, respectively. The Company did not have ecommerce cost of revenues in the corresponding periods in 1998. Ecommerce cost of revenues are attributable primarily to product costs paid as a result of merchandise acquisition costs.

Operating Expenses

  Sales and Marketing.

  Sales and marketing expense was $17.2 million for the quarter ended September 30, 1999, or 129% of total revenues, as compared to $3.3 million, or 193% of total revenues, for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses were $34.3million, or 113% of total revenues, as compared to $6.4 million, or 179% of total revenues, for the nine months ended September 30, 1998.

The dollar increase in sales and marketing expenses is attributable to a number of factors. Distribution costs increased approximately $8.9 million for the nine months ended September 30, 1999 as compared to the same period in 1998 as the result of our distribution and syndication agreements entered into in May 1998 and April 1999, with Netscape and NetZero, respectively, and the growth of our ISP partner program. Ecommerce marketing costs for the nine months ended September 30, 1999 were $4.5 million. In the second half of 1998, the Company established an advertising sales staff, resulting in an increase in sales and marketing expense of approximately $2.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998. Additionally our industry brand marketing campaign, which focused on syndication affiliates and the advertising trade, and our consumer brand marketing campaign launched in the 1999, resulted in an increase in marketing expense of approximately $5.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998.

  Product Development.

  Product development expense was $8.7 million for the quarter ended September 30, 1999, or 65% of total revenues, as compared to $1.2 million, or 69% of total revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, product development expense was $18.2 million, or 60% of total revenues, as compared to $2.3 million, or 65% of total revenues, for the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 versus the same period in 1998, is primarily composed of an editorial costs increase of $6.7 million, an engineering costs increase of $6.7 million and a product design costs increase of $2.5 million. These cost increases are primarily due to a significant increase in personnel necessary to support our efforts to expand our database page-server and advertising technologies.

  General and Administrative.

  General and administrative expense was $2.4 million for the quarter ended September 30, 1999, or 18% of total revenues as compared to $671,000, or 39% of total revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expense was $6.1 million, or 20% of total revenues as compared to $1.6 million, or 44% of total revenues for the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 versus the same period in 1998, consists of finance, human resources and facilities aggregate salaries increases of $2.1 million and a professional services costs increase of $1.4 million. The Company's rapid growth necessitated the increase in these expenses.

  Amortization of Goodwill and Intangibles.

  Amortization of goodwill and intangibles expense was $1.8 million for the quarter ended September 30, 1999, or 14% of total revenues as compared to $103,000, or 6% of total revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, amortization of goodwill and intangibles expense was $3.7 million, or 12% of total revenues as compared to $308,000, or 9% of total revenues for the nine months ended September 30, 1998. Goodwill and intangibles are the result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998 and the Guthy- Renker Internet and ITW NewCorp asset purchase transactions in April 1999 and June 1999. The dollar increase was due primarily to the fact that 1999 included the impact of the BeSeen.com acquisition and the Guthy-Renker Internet and ITW NewCorp asset purchase transactions.

  Amortization of Unearned Compensation.

  Amortization of unearned compensation expense was $5.8 million for the quarter ended September 30, 1999, or 44% of total revenues as compared to $19,000, or 1% of total revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, Amortization of unearned compensation expense was $8.6 million, or 28% of total revenues as compared to $19,000, or 1% of total revenues for the nine months ended September 30, 1998. We began recording unearned compensation in the second half of 1998. In August 1999, LookSmart recorded a non-cash charge of $3.7 million for the accelerated vesting of stock options for certain employees upon termination of their employment with the Company.

  Non-operating Income (Expense), Net.

  Non-operating income (expense), net was $936,000 for the quarter ended September 30, 1999, as compared to $(2,000) for the quarter ended September 30, 1998. For the nine month periods ended September 30, 1999, non-operating income (expense), net was $1.5 million as compared to $(569,000) for the nine months ended September 30, 1998. Non-operating income (expense), net includes interest expense on our debt and capital lease obligations, net of interest income from our cash and equivalents and short-term investments. We recorded net interest income of $1.5 million for the nine months ended September 30, 1999 compared to net interest expense of $470,000 for the same period in 1998. The change from net interest expense to net interest income between the two periods is primarily the result of larger cash balances on hand during the nine months ended September 30, 1999 as a result of the initial public offering in August 1999.

Income Taxes

  We recorded no tax expense for the quarter ended September 30, 1999 compared to $18,000 for the same period in 1998. We recorded income tax expense of $52,000 for the nine months ended September 30, 1999, compared to $94,000 for the same period in 1998. Income tax expense is primarily associated with our Australian operations.

Liquidity and Capital Resources

  LookSmart invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than one year with the intent to make such funds available for operating purposes. At September 30, 1999, the Company had cash and cash equivalents and short-term investments totaling $116.4 million compared to $3.5 million at December 31, 1998.

  As of September 30, 1999, we had working capital of $107.3 million. Current assets included $96.4 million in cash and cash equivalents and $20.1 in short-term investments. Current liabilities included $16.7 million in deferred revenues. Deferred revenues primarily reflects receipts in excess of the revenues earned under our agreement with Microsoft. The Company's accounts receivable balances have grown approximately proportionate to the growth in revenues.

  Our operations used cash of $3.1 million and $26.7 million for the nine months ended September 30, 1998 and 1999. Net cash used in operations for the nine months ended September 30, 1998 and 1999 resulted primarily from the net losses for the periods and increases in prepaid expenses related to our Netscape and NetZero distribution agreements, accounts receivable, and other assets partially offset by increases in accrued liabilities and deferred revenues related to our agreement with Microsoft.

  Our investing activities used cash of $640,000 and $37.8 million for the nine months ended September 30, 1998 and 1999. Investing activity in each of the periods reflects purchases of fixed assets, and in 1999, includes the Guthy-Renker Internet and ITW NewCorp asset purchase transactions, as well as the purchase of short-term investments. We plan to consolidate our four San Francisco offices into one facility in the fourth quarter of 1999, and will incur substantial leasehold improvement and other fixed asset outlays of approximately $2.0 million net of landlord allowances related to the occupancy of the new facility. We have entered into a lease on that facility under which we will be required to make aggregate rent payments of approximately $44.0 million over the ten year term of the lease. Management intends to sublease the space the Company currently occupies through the terms of the existing leases and to sublease a portion of the new facility. Management believes that the current rental market in San Francisco for commercial office space will allow us to recover our obligations under our existing leases and to recover the cost of space in our new facilities for which we will seek sub-tenants.

  Our financing activities provided cash of $7.9 million and $157.4 million for the nine months ended September 30, 1998 and 1999. In 1998, we received cash proceeds of $5.5 million from the issuance of Series B convertible preferred stock. In March and April of 1999, we received cash proceeds of $60.3 million from the issuance of Series C convertible preferred stock. In August 1999, we received net cash proceeds of $96.6 million from issuance of common stock through our initial public offering.

  In November 1999, the Company entered into an agreement with British Telecom
(BT) to form a Joint Venture (JV). The partners of the JV will have an equal equity interest. The JV will provide Internet access and localized directory services in Europe and Asia. The Company intends to account for its investment in the JV using the equity method and to present its share of JV earnings or losses as non-operating income or expense. The Company anticipates that the JV will require significant cash contributions and that the JV will incur losses for the foreseeable future.

  Our capital requirements depend on numerous factors, including our product development needs, our hiring requirements, our ability to form alliances with strategic partners, market acceptance of LookSmart services, the amount of resources we invest in directory content, site development, sales and marketing and brand promotions. We have experienced a substantial increase in expenditures since inception consistent with growth in operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we plan to expand our sales and marketing programs, conduct more aggressive brand promotions and continue to evaluate possible investments in complementary businesses and technologies.

  Management believes that our current cash balance is sufficient to meet the Company's operating requirements for at least the next 12 months. The Company expects that it will need to seek additional financing if investment plans for our business change. We cannot assure you that such financing will be available on reasonable terms when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.


Year 2000 Readiness Disclosure

  Year 2000 Assessment and LookSmart's State of Readiness. In 1999, we initiated a Year 2000 assessment and planning effort to review both our relevant operating, financial and administrative information technology, or IT, and non-IT systems. We also formed our Y2K Committee to plan for and supervise the remediation of those systems where necessary. We have retained outside consultants to assist us in the Y2K Committee's review of our systems and planning for remediation efforts. Due to the absence of "legacy" systems and the age and architecture of the LookSmart production environment, the Company has determined that there is little remediation exposure. We have conducted tests and expect to conduct additional tests of our systems as part of our Year 2000 efforts. The Company has determined that our non-IT exposure will be addressed by December 31, 1999.

  LookSmart will develop contingency plans for critical individual information technology systems to address Year 2000 risks as a complementary part of our Year 2000 program. We have identified all of our critical hardware and software systems and have received confirmations from the providers of these systems that they are Year 2000 compliant. Our Year 2000 assessment and contingency planning effort is divided into four phases as illustrated by the following table:

            Year 2000 Tasks and Milestone Status--Relevant Systems

 Milestone Task                                        Status or Estimated Completion Date
--------------------------------------------------------------------------------------------------
  Discovery Phase I                                    Completed June 4, 1999
 .  PC Desktop/Workstation System Inventory and
      Identification
--------------------------------------------------------------------------------------------------
 Y2K Compliance Review--Phase I                        Completed July 30, 1999
 .  Status Assessment and Action Plan
--------------------------------------------------------------------------------------------------
 Y2K Compliance Review--Phase II                       Completed September 13, 1999
 Y2K Detail Compliance Review
 Y2K Compliance Strategy
--------------------------------------------------------------------------------------------------
 Y2K Compliance Review--Phase III                      Substantially complete as of November 15,
 .  Remediation                                           1999
  . Internal Systems (scan, modify,                    Final completion scheduled for November 19,
    component test)                                    1999
  . External Systems (install, apply
    upgrades/patches component test)
 .  Y2K Compliance
  . Confirmation or Compliance test (end to
    end Y2K rollover and leap year tests)
 .  Test results signoff and Test Summary
   package

  State of Readiness of Our Vendors' and Suppliers' Systems. Our main external supplier is our internet service provider, Frontier. We have received written assurance from Frontier stating that its systems are Year 2000 compliant. We have communicated with other significant suppliers and vendors to determine the extent to which they are vulnerable to Year 2000 issues. We have acquired Year 2000 readiness statements from a majority of our significant suppliers and vendors.

                     Estimated Year 2000 Compliance Costs
                                (in thousands)

                                   Replacement  Remediate  Auditing and    Total
                                     Systems     Software  Verification  Costs (1)
                                   -----------  ---------  ------------  ---------
   Total estimated cost..........          $15        $30        $185       $230
   Spent as of October 29, 1999..           15         --         185        200
                                           ---        ---        ----       ----
   Remaining budget..............          $ 0        $30        $  0       $ 30
                                           ===        ===        ====       ====

(1) These costs, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

FACTORS AFFECTING OPERATING RESULTS

We have a history of net losses and expect to continue to incur net losses

  We have incurred net losses since our inception, including a net loss of approximately $43.4 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $66.9 million. We expect to have increasing net losses and negative cash flow for approximately two years. The size of these net losses will depend, in part, on the rate of growth in our advertising, syndication and licensing revenues and on the level of our expenses. We expect to spend significant amounts to build our brand awareness through marketing and promotion, develop our international business, fund new product development and enhance the content and features of our website. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

A failure to manage and integrate businesses we acquire and alliances we form could divert management's attention and harm our operations, and acquisitions may result in dilution to our existing stockholders

  If we are presented with appropriate opportunities, we intend to form alliances and make additional acquisitions of, or significant investments in, complementary companies, products or technologies to increase our technological capabilities and expand our service offerings. Acquisitions and alliances may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of recently formed alliances, or acquired companies and future alliances or acquisitions into LookSmart could be expensive, time consuming and may strain our resources. In particular, retaining key management and technical personnel during the transition period following an alliance or acquisition may be difficult. For these reasons, we may not be successful in integrating any alliance, acquired businesses or technologies and may not achieve anticipated revenues and cost benefits.

  Acquisitions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which would adversely affect our operating results.

The Company expects that it will need additional capital in the future to support our growth and such additional financing may not be available to us

  Although we believe that our current cash and short-term investments of $116.4 million, will provide adequate liquidity to fund our operations and meet our other cash requirements for at least 12 months, developments in the short-term may require additional financing. The Company expects that it will seek to raise additional funds through public or private debt or equity financings in order to take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies, develop and upgrade our technology infrastructure, develop new service offerings, or respond to competitive pressures. We cannot assure you that any additional financing we will need will be available on terms favorable to us, or at all.


We derive a significant amount of our revenues from Microsoft, and if our relationship with Microsoft suffers, our business could be harmed.

  We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and after June 8, 2000, either party may terminate the agreement for any reason on six months' notice. In December 1998, we entered into the agreement with Microsoft for the licensing of our database content, including regular database updates. For the nine months ended September 30, 1999, revenues from Microsoft under this agreement accounted for 46% of our total revenues. A portion of the revenues we receive under this agreement is subject to refund if we fail to provide the stated number of URLs. Microsoft has the right to use our database during the term of the agreement and, after the agreement is terminated, to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term. Microsoft may not sublicense its rights to a specified group of companies, which we believe represents most of our key competitors.

Our revenues and income potential are unproven and our business model is continuing to evolve

  We were formed in July 1996 and launched looksmart.com in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet navigation market, which presents many uncertainties that could require us to further refine or change our business model. Many of our customers are emerging Internet companies that have limited operating histories, are operating at a loss and have limited access to capital. If our customer base experiences financial difficulties or fails to experience commercial success, our business will suffer.

  Our success will depend on many factors, including our ability to build and maintain brand awareness, increase the amount of traffic to looksmart.com, increase the recognition of the LookSmart brand, establish and maintain syndication and licensing relationships without jeopardizing the LookSmart brand, attract and retain a large number of advertisers from a variety of industries and expand our service offerings, including Internet commerce and LookSmart Live!SM. Our failure to succeed in one or more of these areas may harm our business, results of operations and financial condition.

We may lack the managerial, editorial and technical resources necessary to expand our service offerings. These initiatives may not generate sufficient revenues to offset their cost. In addition, as we continue to expand our offerings in these and other markets, we will require significant additional managerial and financial resources that may strain our existing resources.

If we are unable to compete effectively in the Internet navigation market, our business and profitability will suffer

  We compete in the Internet navigation market, which is relatively new and highly competitive. We expect competition to intensify as the market evolves. Many of our competitors have longer operating histories, larger user bases, longer relationships with consumers, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result of their greater resources, our competitors may be in a position to respond more quickly to new or emerging technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we do.

  The barriers to entry into some segments of the Internet navigation market are relatively low. As a result, new market entrants pose a threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the Internet navigation market. Existing or future competitors may develop or offer technologies or services that are comparable or superior to ours, which could harm our business.

  We currently face direct competition from companies that provide directory content, search algorithms, content aggregation and licensing, demographically and content-targeted advertising, Internet outsourcing, and services that enable online ecommerce capabilities. As we expand the scope of our Internet services, we will compete directly with a greater number of websites and other media companies across a wide range of different online services, including:

 . subject-specific websites where competitors may have advantages in expertise and brand recognition;

 . services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;

 . database vendors that offer information search and retrieval capabilities with their core database products;

 .  Internet-based email and instant messaging services.

  To date, the Internet navigation market has been characterized by competition for consumer traffic. One aspect of this competition has been the payment of consumer referral fees to Internet browser companies and other frequently used websites such as portals and ISPs. If these companies fail to provide these referrals, or the market for these referrals becomes more competitive so that navigation companies are required to pay more for these referrals, our business and profitability could be harmed.


The success of our business will depend, in part, on our ability to sell advertising on our looksmart.com website and on the ability of our affiliates to generate traffic.

  For the nine month periods ended September 30, 1999 and 1998, advertising and syndication revenues accounted for 39.1% and 89.1% of our total revenues. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Our ability to generate advertising revenues will depend on a number of factors, including:

 .  the development of the Internet as an advertising medium;

 . our ability to generate independent traffic, particularly to our looksmart.com website;

 . our ability to effectively manage our advertising inventory, particularly our category-based advertising inventory; and

 . our ability to achieve, measure and demonstrate to advertisers the unique user demographic characteristics of visitors to our website.

  In addition, our ability to earn advertising revenues depends on the number of advertising impressions per search and the number of clickthroughs. Because we believe category searches result in a greater number of advertising impressions per search and a higher number of clickthroughs than are characteristic of keyword searches, if users decide to use keyword searches more frequently than category searches, our advertising revenues could decline.

We may be unable to execute our business model in international markets

  A key component of our strategy is to expand our operations into selected international markets, including Europe, Australia, Asia and Latin America. To date, we have limited experience in developing and syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, international markets have experienced lower levels of Internet usage and advertising compared to the United States. In pursuing our international expansion strategy, we face several additional risks, including:

 . uncertainty of market acceptance in new regions due to language, cultural or other factors;

 . ability to partner with organizations that have branding and traffic in international markets;

 .  difficulties in staffing and managing international operations;

 . unexpected changes and differences in regulatory requirements, particularly as applied to Internet services;

  .  export controls relating to encryption technology;

  .  foreign currency fluctuations;

  .  potentially adverse tax consequences; and

  .  ability to find and develop relationships with international partners.

  Our failure to address these risks could inhibit or preclude our efforts to expand our business in international markets.

Our quarterly revenues and operating results may fluctuate due to the timing of delivery of URLs under our Microsoft contract and other factors, which may negatively affect our stock price

  The terms of our agreement with Microsoft Corporation could cause our quarterly revenues and operating results to fluctuate significantly. Under this agreement, we license our database to Microsoft and we are obligated to increase the number of unique URLs included in our database every six months by pre-defined amounts. Microsoft has the right to determine the criteria for a portion of these URLs. We recognize quarterly revenues under this agreement based on the number of URLs added to our database during the quarter relative to the total number of URLs we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize may be skewed on a quarter-to-quarter basis.

  Our quarterly operating results may also fluctuate significantly as a result of a variety of other factors that could affect our revenues or expenses in any particular quarter. These factors include:

 . the level of user traffic on our website and the demand for our Internet navigation services;

 . costs related to acquisitions and integration of technologies or businesses.

 . the level of demand for Internet advertising and changes in the advertising rates we charge;

 .  the level and timing of our licensing and syndication activities;

 . seasonality of our advertising revenues, as Internet usage is typically lower in the first and third quarters of the year; and

 .  technical difficulties and systems downtime or failures;


New tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and our company

  Tax authorities on the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, income and other taxes. A recently passed federal law places a temporary moratorium on certain types of taxation on Internet companies. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet; although, if imposed, such taxes would likely increase our cost of doing business and may adversely affect our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investment. The Company had no derivative financial instruments as of September 30, 1999 or December 31, 1998. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its short-term investments.

Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. The effect of foreign exchange rate fluctuations on the Company in the three and nine month periods ended September 30, 1999 were not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 5, 1998, Hollinger Digital, Inc. filed a complaint against us in New York Supreme Court (Case No. 604797/98). The complaint alleges that we breached an agreement to sell 3,059,798 shares of our Series C preferred stock (representing approximately 15% of our fully vested capitalization at the time of the alleged breach) to Hollinger for $2.33 per share. The complaint also asserts claims for promissory and equitable estoppel and seeks specific performance of the proposed terms of the alleged Series C transaction, which included a right to pro rata participation in future financings prior to our initial public offering. On the same day it filed its complaint, Hollinger sought preliminary injunctive relief to prevent us from taking any action that would interfere with Hollinger's alleged right to purchase the Series C preferred stock. The Court denied Hollinger's motion for preliminary injunction. On December 1, 1998, we filed a motion to dismiss Hollinger's complaint. On March 17, 1999, the Court issued an order granting our motion and dismissed Hollinger's complaint with prejudice. On May 4, 1999, Hollinger filed a Notice of Appeal. We believe that Hollinger's complaint is without merit and we will continue to vigorously defend the lawsuit. If we are required to issue shares of our capital stock in connection with Hollinger's claims, however, our investors will suffer dilution.

   Except for the Hollinger litigation, we are not a party to any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a)  Changes in Securities:

   NONE

   (b)  Use of Proceeds

On August 20, 1999, LookSmart consummated the initial public offering of 8,855,000 shares of its common stock. Net proceeds to LookSmart for the offering were approximately $96.6 million. As of September 30, 1999, the Company had not used any of the proceeds from the offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VORE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27.1  Financial Data Schedule

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999           LOOKSMART, LTD.


                                   By: /s/ Patricia Cole

                                   ______________________________________
                                   Patricia Cole
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)