Form 10-K
period 1999-12-31
LOOKSMART LTD
filed 2000-03-30
CIK 1077866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                         Commission File No. 000-26357

                               ----------------

                                LOOKSMART, LTD.
            (Exact name of Registrant as specified in its charter)

          Delaware                          7373                        13-3904355
(State or other jurisdiction
             of                 (Primary Standard Industrial         (I.R.S. Employer
      incorporation or
        organization)                Identification No.)           Identification No.)

                  625 Second Street, San Francisco, CA 94107
                                (415) 348-7000
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


                               ----------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.001 per share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of common stock on March 23, 2000, was approximately $1,286,216,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 23, 2000, 87,899,230 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   24

 ITEM 3.  LEGAL PROCEEDINGS.............................................   24

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   24

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   25

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   27

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   27

 ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   39

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   40

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
           DISCLOSURE...................................................   60

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   61

 ITEM 11. EXECUTIVE COMPENSATION........................................   61

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   61

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   61

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K...........................................................   62

                                    PART I

   This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in the section entitled "Risk Factors" and elsewhere in this report.

ITEM 1. BUSINESS

Overview

   LookSmart is a leading global Internet search infrastructure company. We have built a robust suite of scalable, customizable and high-quality search products and have distributed these products, in varying forms, to our network of approximately 100,000 partners and affiliates worldwide. Our search partners choose LookSmart because our search solutions are developed to satisfy their various strategic goals. First and foremost, we build our search solutions to provide our partners' Internet users with a fast, effective and high-quality environment to find the most relevant results. Second, we craft our search solutions to maximize the generation of revenue for our partners. Third, because of the scale of our distributed search solution network, we are able to drive significant amounts of traffic to various destinations throughout the Internet. Finally, we build private-label search solutions for our partners that are highly customized and deeply integrated to meet each of our partners' specific goals. Because our search solutions leverage our existing Internet directory, we are able to deploy our search solutions in a cost-effective and scalable manner.

  Our domestic network of search partners and affiliates includes:

  .  Internet portals such as Microsoft, Excite@Home, Alta Vista and Go2Net;

  . media companies such as Time Warner, Sony, Cox Interactive Media and MacroMedia/Shockwave;

  . Internet services providers, or ISPs, such as US West, IBM.net, RoadRunner, Flashnet and Prodigy; and

  .  approximately 95,000 personal and small business websites.

   BT LookSmart, our joint venture with British Telecommunications, is primarily responsible for the expansion of our international network of partners and country-specific search directories in Europe and Asia, including the United Kingdom, the Netherlands, Hong Kong, Singapore, Malaysia, New Zealand, Japan and Korea. We also maintain the www.looksmart.com website, primarily as a showcase for our search products and as a destination for users who wish to search directly with LookSmart.

   In January 2000, more than 45 million unique users accessed the websites of our distribution partners and www.looksmart.com, according to Media Metrix. This figure is calculated by combining the unduplicated reach of the websites of our search partners with the unduplicated reach of our www.looksmart.com properties. On a duplicated basis, our reach exceeds 100 million users per month.

   Our search solutions consist of a robust suite of search products. At the core of our search solutions is a directory of high-quality, granular content. Through the use of technology and human editors, we have assembled what we believe to be the largest collection of high-quality, granular content on the Internet. Our directory currently includes a collection of over 1.5 million links to, and reviews of, high-quality websites organized into more than 100,000 categories. We exclude hate and pornographic content from our directory. We provide various methods to Internet users to search our solutions, including browsing the directory by categories, searching the directory by keyword and asking questions in a natural language, interactive format to our team of specialized Internet editors.

Industry Background

   The emergence and wide acceptance of the Internet has fundamentally changed how millions of people worldwide share information, communicate and conduct business. International Data Corporation estimates that the number of Internet users worldwide will increase from approximately 142 million in 1998 to approximately 399 million by the end of 2002. IDC expects the total number of URLs to grow from 925 million in 1998 to 8 billion by 2002. This includes "suffixed" pages, which are separate URLs within individual websites. We believe this increase is leading to a greater amount of highly specific content on the Internet. Major factors driving this growth in Internet usage and content include the increasing familiarity with and acceptance of the Internet by businesses and consumers, the growing number of personal computers in homes and offices, the ease, speed and lower cost of Internet access and improvements in network infrastructure. These factors make the Internet accessible to inexperienced users as well as the technologically sophisticated. The growth in the number of Internet users has also led to the emergence of the Internet as a powerful advertising and commerce medium. Forrester Research estimates that total spending on Internet advertising in the United States will grow from $1.5 billion in 1998 to nearly $11 billion in 2002.

 The Search Challenge

   The massive volume and growth of granular content on the Internet has created the need for an organizing layer that can successfully match end users with content providers. This organizational challenge, which we call the "search challenge", has led to the development of several Internet services, including directories and search engines, designed to help users locate information. These services also seek to enable content providers, including website owners, Internet communities, advertisers and sellers of goods and services, to reach their target audiences.

   We believe that most Internet organization efforts to date have failed to fully meet this challenge. Traditional Internet directories often lack focused and relevant category structures, have limited content and contain many links to "dead", outdated or irrelevant websites. Search engines, which use software to locate websites based on user-entered keywords, often generate large sets of results but typically cannot determine website quality. Moreover, search engines often have limited capacity to determine the relevance of websites to a query, have poor "ranking algorithms" to order results, do not contain recently published websites and fail to respond to "dynamic" or frequently changing material. We believe Internet users are demanding smarter search capabilities and better organized content that will allow them to find granular, deeply specialized and local content.

 The Search Infrastructure Challenge

   We believe that search is critical to most Internet users' ability to use of the Internet productively and effectively. To provide a satisfying user experience, many portals, ISPs, media companies and other website operators have recognized the need to provide sophisticated search functionality on their websites. We believe that as these companies invest more heavily in adding content and functionality to their websites, they will have relatively fewer resources to devote to creating and maintaining relevant and focused directory and search services. At the same time, the complexity and resources needed to provide superior directory and search capabilities are increasing. Specialized expertise is needed to organize the growing amount and specificity of content available on the Internet. Search technologies are becoming increasingly sophisticated, because of the need to integrate internal company data, information from across the company's website properties and data from external Internet websites into search results. Therefore, the editorial and technical demands for companies to maintain high quality directories and advanced search functionality has grown significantly. As a result, many large companies, portals and websites are finding it more effective and efficient to outsource their Internet search and directory infrastructure.

 The Advertising Challenge

   The rapid emergence of Internet advertising and commerce has created new challenges for businesses seeking to advertise and sell their products and services online. As businesses try to attract qualified people to their website through online advertising, they need to find a means of both aggregating a large volume of traffic through their websites and targeting their advertising message according to individual users' interests. However, the ability to effectively target an advertising message to Internet users requires specialized capabilities. Therefore, expanding website traffic and developing targeting capabilities is a key element of the online advertising challenge.

   In addition, many companies have little understanding of, or experience in, monetizing their website traffic through advertising. Finding firms who wish to advertise on a company's website, selling effective advertising products to them, serving the advertisements and billing the clients requires a scale in activities that can discourage website owners from conducting these tasks themselves. Online companies can derive significant benefits from outsourcing this function to a specialized service in order to monetize their traffic and maximize their advertising revenues.

The LookSmart Solution

   We have created a powerful suite of search solutions to enable our partners and affiliates to achieve their objectives of providing a superior user experience and maximizing the revenues from their traffic. We have assembled what we believe to be the largest collection of high-quality, granular content on the Internet, organized in a categorical, easy-to-search directory format. We have also developed and partnered with technology leaders to develop flexible search capabilities that can be customized to our partners' specifications. Finally, we have developed an interactive search solution which enables users to access the expertise of our web-searching experts. In developing this full set of search solutions, we believe we are creating a highly scalable asset that can be distributed to a large number of Internet users through our network of distribution partners and through our Internet properties. In the process, we seek to address the challenges faced by users, content providers, advertisers and vendors.

 Our Search Solution

   We provide search solutions that enable users to find useful information quickly. Our services allow users to choose between browsing the directory through an intuitive category search path, inputting keywords in a search box or interacting with our editors to find the most relevant sites quickly.

   Comprehensive Content. The LookSmart directory currently contains over 1.5 million unique URLs in over 100,000 categories. We have developed locally relevant and culturally sensitive Internet directories for Canada, Australia and some Latin American countries, as well as over 70 local areas in the United States. We have also developed specialized directories for several countries in Europe and Asia, which we have licensed to BT LookSmart, our joint venture with British Telecommunications. BT LookSmart plans to offer these and other directory services for countries in Europe and Asia, aside from China.

   High-Quality Content. We focus on including only authoritative, up-to-date, categorized content in our directory. Our team of over 200 editors includes taxonomists, copy editors, subject specialists, maintenance editors and generalist editors. Our editors use proprietary and licensed software products that help them find, categorize, index and rate high-quality websites. They also review the directory regularly to check whether websites are active and still relevant. Additionally, they exclude hate and pornographic websites from our directory.

   Easy-to-Navigate Content. The LookSmart directory is organized to provide relevant search results for both category-based and keyword search. Our navigation interface allows a user to follow a search path into sub-categories and sub-sub-categories visually on the screen, enabling the user to see not only which path was chosen, but also those which were not. We believe that this is a critical element in the trial and error process that most users undertake to find material. Our keyword search brings users directly to website results. All of our navigation results include a brief review of each website to help guide users.

   LookSmart Live! In July 1999, we introduced a service that enables users to directly contact our editors to get assistance with their Internet search and related activities. We developed this feature in response to consistent data from our qualitative research that suggests that Internet users, particularly new users, often "get stuck" and would greatly value assistance.

 Our Search Infrastructure Solution

   Our ability to categorize and organize highly granular content from the Internet and integrate it with internal and company-specific information allows us to offer a variety of Internet infrastructure solutions to our business partners. We have developed and partnered with technology providers to offer customized versions of our directory and customized search algorithms to our affiliates. Our ability to tailor search solutions according to the specifications of our partners is an important part of LookSmart's value proposition to our partners. We work with our partners to customize our search solutions to meet the particular needs of their website strategy and core audience.

   Our outsourcing Internet infrastructure solution has three principal benefits to our distribution affiliates. First, we enable our affiliates to obtain customized private label search functionality without expending resources and expertise to develop and maintain a comprehensive Internet directory and search technology. Second, inclusion in our network enables our partners to gain exposure to a large number of Internet users and advertisers. Third, we build our search solutions to maximize the generation of revenue for our partners.

 Our Advertising Solution

   We launched www.looksmart.com, the showcase site for our LookSmart directory, in October 1996. We leverage our database by syndicating, licensing and distributing our search solutions to leading Internet portals, ISPs, media companies and other websites, including Alta Vista, Excite@Home, Go2Net, Microsoft Network, Netscape Netcenter, Shockwave (a Macromedia company) and Time Warner. According to Media Metrix, in January 2000 over 45 million unique users viewed the websites of our distribution partners and our www.looksmart.com website. As a result of this substantial Internet user base, we are able to offer advertisers the opportunity to reach Internet users on a broad scale.

   In addition, by offering advertisers the ability to place their advertisements on category and keyword results pages, advertisers are able to find their target audience more effectively. Rather than tracking individual users' Internet page views or matching this user data with personal information about the user, our targeted advertising solution is achieved by placing contextually relevant advertisements on the pages and in the categories of information the Internet user has specifically requested from our search solutions.

The LookSmart Strategy

   Our strategy is to establish LookSmart as the leading search infrastructure provider to Internet portals, ISPs, media companies and other websites worldwide. We seek to address our partners' search needs through our directory and search solutions and derive multiple revenue streams by leveraging these core assets. The key elements of our growth strategy include the following:

 Expand Our Collection of High-Quality, Granular Content

   We intend to expand both the number of high-quality URLs included in our directory as well as the number of categories into which we classify the URLs. Our mission to be the largest provider of granular information on the Internet requires us to continually improve the content in our existing categories by including new websites, communities and commerce environments, deleting outdated links and updating editorial reviews. We also plan to expand the type of content in our directory, including new content in our Australian, Canadian and Latin American databases, expanding our broadband directory and providing information for wireless Internet devices. Our joint venture with British Telecommunications, BT LookSmart, plans to enhance our existing directories and develop new directories for selected countries in Europe and Asia. In order to expand these directories, we plan to increase the number of Internet editors that we have worldwide and leverage their efforts with advanced productivity tools.

 Broaden Our Network of Affiliates, Advertisers and Ecommerce Partners

   We intend to continue building a network of portals, media companies, ISPs and other websites that use our directory and search infrastructure solutions. At the same time, we plan to capitalize on our expanded reach to attract additional advertisers and ecommerce partners who wish to reach a larger, more targeted audience.

 Utilize LookSmart Directory and Search Solutions to Drive Multiple Revenue Streams

   Our goal is to leverage our unique assets--the LookSmart directory and search solutions--and monetize them in several ways. We are targeting the convergence of three market opportunities: online advertising and syndication, licensing, and ecommerce/distribution. We plan to continue monetizing our assets through these revenue opportunities, as well as to create additional revenue streams, including international sources and new ecommerce and distribution opportunities.

 Pursue Strategic Acquisitions and Alliances

   We plan to pursue acquisitions and alliances to strengthen our technology, broaden our audience reach, capture new distribution channels or open new revenue streams. In addition, we may seek to acquire businesses or develop alliances which will further expand our syndication, licensing and ecommerce/distribution services.

 Expand into Select International Markets

   As a company with relevant operational experience outside the United States, we believe we are well positioned to enter major international markets in a locally relevant, culturally-sensitive manner. We plan to expand our directory and search solutions in selected markets internationally, both through direct offerings of our services to Internet users in Australia, Canada and selected countries in Latin America and through the BT LookSmart joint venture in Europe and Asia.

The LookSmart Directory

   The LookSmart directory has been structured to include "all of the useful stuff and none of the junk". The database is organized in order to enable users to follow intuitive category and sub-category "paths" to find their desired content or to retrieve it by typing a keyword in a search box.

   We create this directory database using a combination of proprietary and licensed software and a highly structured Internet editorial team. Our editorial teams are located in San Francisco, Amsterdam, Copenhagen, Melbourne and Montreal. Our software includes a sophisticated desktop tool that enables editors to find, review, describe and categorize websites and to check whether websites is currently active and available. The systems we have developed enable our editors to perform five core processes:

 Find the Content

   Our editors use a range of automated search technologies, other websites, website submissions from website owners/builders, off-line data sources and other methodologies to find the content our users may require.

 Select the Content

   In finding useful content, our editors also encounter a lot of "junk", material that is unlikely to be useful to our users. For example, a user searching through traditional Internet directories for material on surgery for breast cancer is likely to come across material that is either commercial material, material related to cosmetic surgery, pornographic material, or material from sources with limited medical authority. Our editors select and place content for each of over 100,000 categories according to parameters that our taxonomy team maintains. Also, the editors will often organize the websites to enable the user to find the most generally useful or authoritative source first and view the more specialized or marginal sources later.

 Organize the Content

   Our team of full-time taxonomists, primarily library science and information science specialists, create and frequently modify our category taxonomy to ensure that it is logical, current and intuitive.

 Describe the Content

   The end product that users typically seek from a navigation service is a list of website links. Our editors facilitate the search process by providing succinct descriptions of up to 20 words for every listed website to assist users in determining which websites contain content most relevant to their search.

 Maintain the Content

   Our editors regularly review user requests and content availability to add new categories and new websites for existing categories. We also use a combination of software and editorial intervention to minimize inactive links in the database. Websites in each category are reviewed according to a schedule that is appropriate to the subject matter. For example, we update our collection of material related to the current news much more frequently than we update our material on historical subjects.

Advertising and Syndication of Our Directory and Search Solutions

   In 1999, $22.1 million or 45% of our revenues derived from advertising and syndication of our directory and search solutions. We offer a full suite of search solutions and often sell and serve the advertising on our partners' websites. In most cases we offer a complete search solution where we create a unique HTML environment for the client's search feature, host the service, sell advertising on those pages and share advertising revenue with the client. We believe that there are three factors that drive advertising business to
LookSmart:

  . we deliver highly targeted advertising based on the specific content category on the page;

  . we create a quality environment with all sites selected by expert web editors and exclude all hate and pornography; and

  . advertisers are attracted to the scale we have achieved through our distribution network of search solutions customers.

   Our advertising sales were handled through Softbank Interactive Marketing until October 1997 and by DoubleClick, Inc. from October 1997 through mid-1998. In an effort to maintain stronger relationships and loyalties with our advertisers and to reduce advertising sales costs as a percentage of revenues, in mid-1998 we created our own sales organization, which now consists of a national sales team of 29 personnel located in San Francisco and New York. We plan to expand the size of the team and the location of the offices commensurate with traffic expansion.

   The following is a list of some of the advertisers that have recently advertised on our www.looksmart.com website or the websites of our distribution affiliates: Amazon.com, Ameritech, Barnes & Noble, Bell Atlantic, eBay, Farmers Insurance, JC Penney, Jenny Craig, LowestFare, Microsoft, Nordstrom, Office Max and Providian Financial.

Licensing of Our Directory and Search Solutions

   In 1999, $19.3 million or 39% of our revenues derived from licensing of our directory and search solutions. We receive revenue from licensing our existing directory and customizing our directory based on the specifications and needs of our customers. Clients who license our directory include Microsoft and Excite@Home. We have built 25 country databases and established partnerships abroad, most recently with British Telecommunications to form BT LookSmart, an equally-owned joint venture which will provide search and directory services in Europe and Asia.

Ecommerce and Distribution

   In 1999, $7.5 million or 15% of our revenues derived from our ecommerce and distribution activities. Many online businesses have elected to be included in the LookSmart search network, because it allows them to reach a potential audience of tens of millions of Internet users. Our "Buy It On The Web" shopping website promotes and sells a range of consumer products, including the "As Seen on TV" product line promoted by our partner Guthy Renker Corporation. We plan to establish additional distribution partnerships with a range of other businesses in order to expand our distribution-based revenue streams. We also intend to work with existing and new partners to explore ways to leverage our distribution network and create new revenue streams.

International Operations

   LookSmart has established international operations to meet worldwide demand for improved search infrastructure on the Internet. Central to our international efforts is our ability to localize our database for individual markets in order to create a more locally relevant, culturally sensitive offering. We currently have editorial teams located in San Francisco (primarily for United States, Latin American, Japanese and Korean services), London (primarily for English-language European services), Melbourne (primarily for Australian, British and New Zealand services), Montreal (primarily for Canadian services) and Copenhagen and Amsterdam (for non-English European services).

   Our recently-formed joint venture, BT LookSmart, plans to enhance existing local directories, build new country-specific directories and provide search solutions for selected countries in Europe and Asia. BT LookSmart is equally jointly owned by LookSmart and British Telecommunications and will seek to provide Internet search solutions and specialized locally relevant directories in a number of countries across Europe and Asia. See "Business--Risk Factors-- The BT LookSmart joint venture will require a substantial investment of resources and may not ever become profitable".

Network of Distributors and Affiliates

   We have actively pursued relationships with portals, ISPs, media companies and other websites and regard these relationships as key drivers of growth in traffic and revenue. These relationships include the following:

 British Telecommunications

   In February 2000, LookSmart and British Telecommunications established a joint venture, BT LookSmart, which plans to offer locally relevant, culturally sensitive Internet directories for selected countries in Europe and Asia. We licensed to BT LookSmart our websites for several countries, including the United Kingdom, the Netherlands, Singapore, Malaysia and New Zealand, as well as our directories for several countries, including Japan and Korea. BT LookSmart intends to expand these existing directories and build new ones for selected countries in Europe and Asia. The joint venture plans to offer its services to British Telecommunications' established base of Internet customers in Europe and Asia.

 Cox Interactive Media

   We have a strategic alliance with Cox Interactive Media relating to local websites, local navigation services and local content. Our United States directory is prominently placed on all 23 of Cox's local city sites, such as www.accessatlanta.com. Cox Interactive Media, using its own editorial staff, provides the local content for over 70 city markets for our United States directory database using a licensed copy of our proprietary Editorial Support System.

 Excite@Home

   In June 1999, we entered into a three-year licensing agreement with Excite@Home Corporation under which Excite@Home licensed our directory databases for use on the www.excite.com website and other properties. Under the agreement, we update the database periodically.

 Microsoft

   In December 1998, we entered into a five-year licensing agreement with Microsoft Corporation under which Microsoft licensed our directory database for use on the www.msn.com website and other properties. The agreement is terminable by either party on six months' notice at any time after June 5, 2000. Under the agreement, we provide Microsoft with custom-tailored Internet directory content according to Microsoft's requests in six-month increments.

 Time Warner

   In January 2000, we entered into an agreement with Time Warner, Inc. under which we agreed to syndicate our search service across Time Warner Internet properties including www.CNN.com, www.CNNfn.com, CNNSI, www.warnerbros.com (Warner Bros.), www.Entertaindom.com and www.EW.com (Entertainment Weekly).

Competition

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We compete on the basis of several factors, including the quality of content and the ease of use of online services. In the licensing and syndication market, there are additional factors such as performance, scalability, price, and relevance of results. The number of companies and websites competing for users, Internet advertisers' and ecommerce marketers' spending has increased significantly. With no substantial barriers to entry in these markets, we expect this competition to continue to increase. Competition may also increase as a result of industry consolidation.

   We face direct competition from companies that provide several types of Internet services, as illustrated in the following table.

        Category                    Focus                Example Competitors
        --------                    -----                -------------------
 Internet content       Internet search, content      AOL, Yahoo!, Netscape
  retrieval             aggregation and content       Open Directory, Inktomi,
                        licensing                     Ask Jeeves, Alta Vista,
                                                      Lycos NBCi, Go Network,
                                                      GoTo.com

 Internet advertising   Demographically targeted and  Internet advertising
                        content-targeted advertising  networks like DoubleClick
                                                      and 24/7 Media; Internet
                                                      navigation firms with
                                                      similar content targeting
                                                      capabilities like AOL,
                                                      Yahoo!, and Lycos

 Internet outsourcing   Outsourcers of Internet       Inktomi, InfoSpace.com,
                        search solutions, Internet    Netscape Open Directory,
                        portal or website             Ask Jeeves, GoTo.com,
                        enhancement content           MyWay.com, NBCi, Lycos

 Online commerce        Small vendors Internet and    TicketMaster-CitySearch,
  enabling companies    transaction enabling          AOL's Digital Cities,
                                                      Sidewalk, Go2Net, iMall
                                                      and Hypermart

   See "Business--Risk Factors--If we are unable to compete effectively in the Internet navigation market, our business and profitability will suffer".

Technology

   One of our principal assets is our internally-developed and licensed software for creating and distributing the LookSmart directory and search solutions. In addition, we use a variety of hardware and communications technologies to distribute and maintain our business.

 Editorial Support System

   We have developed a proprietary software application, the Editorial Support System, used by our editors to discover, edit, and categorize websites into the LookSmart database. This system undergoes frequent revision and upgrade and over 200 editors can use the application simultaneously. In addition to the Editorial Support System, we have developed several proprietary algorithms which enable us to extract data from the database, publish this data in various editions of the directory and perform routine maintenance on the database, such as deadlink checking.

   The Editorial Support System also provides various statistical and reporting functions, including editorial productivity levels and work quality, and identifies trends in user preferences. We have recently enhanced the system to include capabilities for Asian characters and languages.

 Taxonomy and Search

   We publish our data in a proprietary and unique set of categories in a specific taxonomy. This taxonomy has over 100,000 categories. We have developed proprietary search technology to search this database and return relevant answers to users. In addition, by integrating keyword search software from Fast Search and Transfer into our systems, we can create custom search solutions for our partners' data and content. Through our partnership with Inktomi, our partners can create and manage customized directories, utilizing the breadth, depth and ongoing development of Looksmart's core directories.

 Server Architecture

   We believe we have developed a proprietary, dynamic and scalable server software architecture that allows us to support our ISP partners by serving custom versions of the ISP's home page or any other page on the ISP's website as part of our distribution of directory content. In January 1999, we signed a license agreement with Engage Technologies to license their Accipiter advertising server technology. We converted our advertising serving functionality from an internal proprietary application to the Accipiter technology effective in March 1999.

 GlobalCenter

   In February 1999, we signed an agreement with GlobalCenter, Inc. to provide co-location, Internet connectivity, and maintenance of our hardware equipment at GlobalCenter's facilities in Santa Clara, California. GlobalCenter provides comprehensive facilities management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week.

Marketing

   Marketing activities will be important in our efforts to build traffic and attract additional advertisers, syndication affiliates and ecommerce partners. We have initiated a multi-tiered marketing strategy to support activities related to key aspects of our business model. We have identified the following primary targets for our marketing programs:

  . the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients;

  . business partners, including leading ISPs, media companies, portals and other websites that use LookSmart on a branded, co-branded or unbranded basis to enhance the search experience of their customers; and

  . Ecommerce websites and online marketers of products and services that seek to be reviewed and included in LookSmart's database of URLs in order to gain online reach through our partner network.

Employees

   We had 151 employees at the end of 1998 and approximately 535 at the end of 1999. We have never had a work stoppage, and none of our employees is represented by a labor union. We consider our relations with our employees to be good.

                                 RISK FACTORS

   You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have a history of net losses and expect to continue to incur net losses

   We have incurred net losses since our inception, including net losses of approximately $12.9 million and $64.7 million for the years ended December 31, 1998 and 1999. As of December 31, 1999, we had an accumulated deficit of approximately $87.9 million. We expect to have increasing net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues and capitalize on new sources of revenue and on the level of our expenses. We expect to spend significant amounts to:

  . develop our international business, particularly through our BT LookSmart joint venture with British Telecommunications;

  .  maintain and expand our network of strategic distribution partners;

  . fund new product development and enhance the functionality of our search and navigation services; and

  .  acquire complementary technologies and businesses.

   As a result, we expect that our operating expenses and non-operating losses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our quarterly revenues and operating results may fluctuate due to many factors, each of which may negatively affect our stock price

   Our quarterly operating results may fluctuate significantly as a result of a variety of factors that could affect our revenues in any particular quarter. These factors include:

  . the level of user traffic on our and our affiliates' websites and our ability to monetize that traffic in any given quarter;

  .  the demand for our Internet search and navigation services;

  . the level of demand for Internet advertising and changes in the advertising rates we charge;

  . the timing of revenue recognition under our licensing and advertising contracts;

  . the level and timing of our entry into new contracts for Internet infrastructure building, database licensing and syndication;

  . seasonality of our advertising and ecommerce revenues, as Internet usage is typically lower in the first and third quarters of the year;

  . technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers;

  . changes in our or our partners' pricing policies or termination of contracts; and

  . the timing of our delivery of URLs under the Microsoft contract. We recognize quarterly revenues under this contract based on the number of URLs added to our database during the quarter relative to the total number of URLs we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize may be skewed on a quarter-to-quarter basis.

   Our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Our operating results may vary as a result of changes in our expenses and costs, including costs related to acquisitions and integration of technologies or businesses.

   Due to the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on period-to-period comparisons as indicators of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

We will need additional capital in the future to support our growth and additional financing may not be available to us

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until the end of fiscal 2000, unanticipated developments in the short term, such as the acquisition of businesses with high negative cash flows, may also require additional financing. In any case, we will seek to raise additional funds through public or private debt or equity financings in order to:

  .  fund our operations and capital expenditures;

  . take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies;

  .  develop and upgrade our technology infrastructure;

  .  reduce outstanding debt;

  .  develop new product and service offerings;

  .  take advantage of favorable conditions in capital markets; or

  .  respond to competitive pressures.

   The capital markets, and in particular the public equity market for technology and Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing we need will be available on terms favorable to us, or at all.

Our business prospects depend on the use of the Internet as an advertising medium and our ability to generate advertising revenues

   For the quarter and year ended December 31, 1999, advertising and syndication revenues accounted for 55% and 45% of our total revenues. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. We expect downward pressure on advertising prices in the industry generally due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may not continue to spend money on Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the level of Internet usage by consumers and upon growth in the commercial usage of the Internet.

   In addition, advertising on the Internet is at an earlier stage of development in international markets compared to the United States. We intend to expand our overseas operations and will therefore be subject to the greater uncertainties associated with our reliance on advertising revenues from international operations.

   In addition, our ability to earn advertising revenues depends on the number of advertising impressions per search and the number of clickthroughs. We believe category searches generally result in a greater number of advertising impressions per search and a higher number of clickthroughs than keyword searches. Accordingly, if we are unable to implement category-based search broadly across our network of affiliates, or if users decide to use keyword searches more frequently than category searches, our advertising revenues could decline.

   Intense competition for advertising revenues exists among high-traffic websites, which results in significant price competition. Currently, there are a variety of pricing models for selling advertising on the Internet. Several of the most widely used pricing models are based on the number of impressions or clickthroughs, the duration over which the advertisement is displayed or the number of keywords to which the advertisement will be linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In addition, our advertising revenues will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of the traffic base using our search service and the value of our targeted advertising. Filter software programs that limit or prevent advertising from being displayed on a user's computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising.

Our management and internal systems may be inadequate to handle the growth of our business

   Since January 1, 1998, our workforce has grown substantially, from 55 employees at that date to approximately 535 employees on December 31, 1999. In addition, many members of our management team have only recently started in their current positions, including our Senior Vice President, Engineering and Senior Vice President, Finance. We also need to hire employees to fill several key positions, including Senior Vice President, Marketing and Vice President, International. Implementation of our growth strategy requires that we hire additional highly qualified personnel in the near term, particularly in our engineering, administration, product development and sales operations.

   Our growth has placed, and will continue to place, a significant strain on our management, our engineering and product development staff, and our internal accounting, operational and administrative systems. To manage future growth, we must continue to improve these systems and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion could be slowed. We cannot assure you that we will be able to manage our growth effectively, and any failure to do so could harm our business.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates their contract with us, our business could be harmed

   We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and after June 5, 2000, either party may terminate the agreement for any reason on six months' notice. For the quarter and year ended December 31, 1999, revenues from Microsoft under this agreement accounted for $4.7 million (26%) and $18.8 million (39%) of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. Microsoft has the right to use our database during the term of the agreement and, after the agreement is terminated, to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement. Microsoft may not sublicense its rights to a specified group of companies, which includes some of our competitors.

Our revenues and income potential are unproven and our business model is continuing to evolve

   We were formed in July 1996 and launched our search and navigation service in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet search infrastructure market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

  . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic to Internet properties using our search services;

  . attract and retain a large number of advertisers from a variety of industries; and

  . profitably establish and expand our service offerings, including ecommerce distribution and LookSmart Live!

   Our failure to succeed in one or more of these areas may harm our business, results of operations and financial condition.

The BT LookSmart joint venture will require a substantial investment of resources and may not ever become profitable

   We face many risks associated with the BT LookSmart joint venture:

  . we will recognize 50% of the net income or loss from the joint venture as non-operating income or expense on our statement of operations. In the early years of operation we expect the venture to incur significant losses and require large capital expenditures. As a result, LookSmart's earnings will be adversely impacted. We cannot project when BT LookSmart will reach cash flow break-even or become profitable, if at all.

  . we may be unable to raise funds to meet our financing obligations, in which case our equity ownership of the joint venture will be proportionately reduced;

  . the joint venture will face competition in international markets from a range of competitors, including Yahoo!, Microsoft Network, Alta Vista, UK Plus, France Telecom, Deutsche Telecom, Tele Denmark, Scandinavian Online, Sonera Plaza and other American and foreign search engines, content aggregators and portals, some of which have greater capital resources and local experience in these markets;

  . the joint venture may fail to offer locally-relevant search products and services, which would prevent it from aggregating a large base of Internet traffic;

  . the joint venture will face risks associated with conducting operations in many different countries, including risks of currency fluctuations, government and legal restrictions, privacy or tax laws, cultural or technical incompatibilities and economic or political instability;

  . the joint venture's success will depend on its ability to aggregate a large amount of Internet traffic and monetize that traffic through advertising and other revenue streams;

  . the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it offers its search and navigation services; and

  . we have not previously worked with British Telecommunications and may be unable to forge an effective working relationship in the joint venture due to differences in business goals, assessment of and appetite for risk or other factors.

If we are unsuccessful in expanding the network of affiliates using our directory and search services, we may be unable to increase future revenues

   Our success depends on our ability to expand the network of affiliates using our directory and search services. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we cannot assure you that this strategy will be successful or that we will continue to grow and expand the traffic through the network of websites using our Internet infrastructure services. If we are unsuccessful in doing so, the reach of our search services, and consequently our ability to generate advertising revenues, will be seriously harmed. In that event, our business prospects and results of operations may deteriorate.

A failure to manage and integrate businesses we acquire could divert management's attention and harm our operations. Acquisitions may also dilute our existing stockholders

   If we are presented with appropriate opportunities, we intend to make additional acquisitions of, or significant investments in, complementary companies, products or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of acquired companies into LookSmart could be expensive, time consuming and strain our managerial resources. In particular, it may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Geographic distances between LookSmart and its acquired businesses may require some employees to relocate. For these reasons, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

   Acquisitions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which would adversely affect our operating results.

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

   We have developed custom, proprietary software for use by our editors to create the LookSmart directory and we also use proprietary and licensed software to distribute the LookSmart directory and associated pages, and to serve advertising to those pages. This software may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our syndication partners:

  . demands on our software and infrastructure systems resulting from substantial increases in editorial activity or the number of URLs in our directory;

  .  customization of the database for syndication;

  .  substantially increased traffic; and

  .  the addition of new features or changes in our directory structure.

   If we fail to address these constraints and difficulties in a timely manner, our advertising, syndication and other revenues will decline and our business will suffer. In addition, as we expand our service offerings and enter into new business areas such as ecommerce distribution, we may be required to significantly modify, enhance and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will suffer.

The operating performance of our systems is critical to our business and reputation

   Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider or hackers, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced user traffic, a decline in revenues and damage to our reputation and brand name. In addition, our users and customers depend on ISPs, online service providers and other website operators for access to the LookSmart directories. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future.

   In February 1999, we entered into an agreement with GlobalCenter, Inc. to house our hardware equipment at their facilities in Santa Clara, California. We do not presently maintain fully redundant systems at separate locations, so our operations depend on GlobalCenter's ability to protect the systems in its data center from earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Although GlobalCenter provides comprehensive facilities management services, GlobalCenter does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have not developed a disaster recovery plan to respond to system failures. Although we maintain property insurance for our equipment and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

We face risks related to expanding into new services and business areas, including LookSmart Live! and ecommerce distribution

   To increase our revenues, we will need to expand our operations by promoting new or complementary products and services and by expanding into new business areas. We are continuing to develop and implement various ecommerce services, including facilitating transactions and providing ecommerce solutions for small to mid-sized businesses. These products and services will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. These initiatives may not generate sufficient revenues to offset their cost. In addition, as we continue to expand our offerings in these and other markets, we will require significant additional managerial and financial resources that may strain our existing resources.

   For example, one of our new business areas, LookSmart Live!, is capital and human resource intensive, and may be difficult to scale quickly and profitably. If we are unable for any reason to expand the service in line with consumer demand, our reputation and business could suffer. In the fourth quarter of 1999, the LookSmart Live! service generated no revenues and had $2.0 million in operating expenses. If we are unable to monetize the traffic generated from this service, it may not become profitable and may harm our results of operations and financial condition.

If we are unable to compete effectively in the Internet search infrastructure market, our business and profitability will suffer

   We compete in the Internet search infrastructure market, which is relatively new and highly competitive. We expect competition to intensify as the market evolves. Many of our competitors have longer operating histories, larger user bases, longer relationships with consumers, greater brand recognition and significantly greater financial, technical and marketing resources than we do. As a result of their greater resources, our competitors may be in a position to respond more quickly to new or emerging technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we do.

   The barriers to entry into some segments of the Internet search infrastructure market are relatively low. As a result, new market entrants pose a threat to our business, particularly with respect to providing Internet search services to vertical market segments. We do not own any patented technology that precludes or inhibits competitors from entering the Internet search infrastructure market. Existing or future competitors may develop or offer technologies or services that are comparable or superior to ours, which could harm our business.

   We currently face direct competition from companies that provide directory content, search algorithms, content aggregation and licensing, demographically and content-targeted advertising, Internet outsourcing and online interactive service capabilities. As we expand the scope of our Internet services, we will compete directly with a greater number of Internet search and navigation providers, content aggregators and other media companies across a wide range of different online services, including:

  . subject-specific websites where competitors may have advantages in expertise and brand recognition;

  . portals that have a branded franchise and a high frequency of repeat visitors;

  . metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously; and

  . category-based and directory-based services that offer information search and retrieval capabilities.

   To date, the Internet search infrastructure market has been characterized by intense competition for consumer traffic. This has resulted in the payment of consumer referral fees by us and others to frequently used websites such as portals and ISPs. If these companies fail to provide these referrals, or the market for these referrals becomes more competitive so that the cost of referrals increases, our business and potential profitability could be harmed.

Recent acquisitions and strategic alliances involving our competitors could reduce traffic to our and our affiliates' websites

   A number of significant acquisitions and strategic alliances have been completed or announced in the Internet search and navigation market involving some of our competitors, including:

  .  CMGI's acquisition of an interest in Alta Vista;

  . America OnLine's acquisition of Netscape Communications Corporation and proposed acquisition of Time Warner, Inc.;

  .  The Walt Disney Company's acquisition of an interest in Infoseek
     Corporation;

  . NBCi's formation from Snap, XOOM.com, NBC.com, NBC Interactive Neighborhood, AccessHollywood.com, VideoSeeker and a 10% equity stake in CNBC.com;

  .  Yahoo, Inc.'s acquisition of Geocities;

  .  @Home Network's acquisition of Excite, Inc.; and

  .  Ask Jeeves' acquisition of Direct Hit Corporation.

   Although the effect of these acquisitions and strategic alliances on our business cannot be predicted with certainty, these transactions could provide our competitors with significant opportunities to increase traffic on their websites and expand their service offerings, which could drive down traffic for our network. In addition, these transactions align some of our competitors with companies, including television networks, that are significantly larger and have substantially greater marketing and technical resources and name recognition than LookSmart. As a result, these competitors may be in a position to respond more quickly to new or emerging technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we do.

We may be unable to execute our business model in international markets

   A key component of our strategy is to expand our operations into selected international markets, both through the BT LookSmart joint venture in Europe and Asia and through our direct offerings of search and navigation services in Australia, Canada and selected countries in Latin America. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

  . lower per capita Internet usage in many countries abroad, due a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate on-line security for ecommerce transactions;

  . relatively small Internet markets in some countries may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

  . competition in international markets from a broad range of competitors, including Yahoo!, Alta Vista and other United States and foreign telecommunications firms, search engines, content aggregators and portals, some of which have greater local experience than we do;

  . uncertainty of market acceptance in new regions due to language, cultural, technological or other factors;

  . our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertising and distribution partners;

  . difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large user base;

  . unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

  .  foreign currency fluctuations.

Our failure to address these risks could inhibit or preclude our efforts to expand our business in international markets.

Our future success depends on our ability to attract and retain key personnel

   Our future success depends, in part, on the continued service of our key management personnel, particularly Evan Thornley, our Chairman and Chief Executive Officer, and Tracey Ellery, our President. Mr. Thornley and Ms. Ellery are husband and wife. The loss of the services of either of these individuals, or the services of other key employees, could adversely affect our business. LookSmart does not have employment agreements with Mr. Thornley and Ms. Ellery, and they do not have stock options or restricted stock subject to vesting based on continued employment.

   Our success also depends on our ability to identify, attract, retain and motivate highly skilled administrative, technical, editorial and marketing personnel. In particular, we are currently conducting searches for senior marketing, international operations and finance personnel. Competition for such personnel, particularly in the San Francisco Bay area, is intense, and we cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

Many of our advertisers are emerging Internet companies that represent credit risks

   We expect to derive an increasingly significant portion of our revenues from the sale of advertising to other Internet companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. If any significant part of our customer base experiences financial difficulties or is not commercially successful, our business will suffer.

Our results will be negatively affected if we fail to adapt to rapid technological change and evolving industry standards

   To be successful, we must adapt to rapidly changing Internet technologies and evolving industry standards. The introduction of new technologies, including new or superior Internet search methods, or the emergence of new industry standards and practices could render our systems and proprietary software obsolete or require us to make significant unanticipated investments to adapt to these changes. We must also enhance our existing service offerings and introduce new products and services to address the changing needs and demands of Internet users and our customers. If we are unable to respond to any of these developments on a timely and cost-effective basis, our business will be adversely affected.

We may face liability for intellectual property claims or information contained in our search and navigation services, and these claims may be costly to resolve

   We make information available to end users on our search and navigation services, both on our website and our distribution affiliates' websites. We also provide our distribution affiliates with custom-developed software and software developed by others as part of our service offerings. Although we do not believe that our website content and services infringe any proprietary rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We or our distribution affiliates could be subject to claims for defamation, invasion of privacy, negligence, copyright, trademark infringement, breach of contract or other theories based on the nature and content of our information and services. These types of claims have been brought, sometimes successfully, against online service providers in the past. In addition, we are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of others.

   Even if such claims do not result in liability to us or our distribution affiliates, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not cover claims of this type, may not be adequate to cover all costs incurred in defense of these claims, and may not indemnify us for all liability we incur.

Our business prospects depend on the continued growth in the use of the Internet

   Our business is substantially dependent upon continued growth in the use of the Internet as a medium for obtaining information and engaging in commercial transactions. Internet usage may decline and ecommerce may be inhibited for various reasons, including:

  . user inability or frustration in locating and accessing required information;

  .  actual or perceived lack of security of information;

  . limitations of the Internet infrastructure resulting in traffic congestion, reduced reliability or increased access costs;

  .  inconsistent quality of service;

  .  governmental regulation, such as tax or privacy laws;

  . general economic problems in the United States or abroad which decreases users' disposable income;

  .  uncertainty regarding intellectual property ownership; and

  .  lack of appropriate communications equipment.

   We believe that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further growth in Internet use. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon traditional means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources to conduct commerce and exchange information through other means may be particularly reluctant or slow to adopt a new Internet-based strategy that may make their existing personnel and infrastructure obsolete. If any of the foregoing factors affects the continuing growth in the use of the Internet, our business could be harmed.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information which could decrease our advertising revenues or increase our costs

   Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have been investigating some Internet companies, and lawsuits have been filed against some Internet companies, regarding their use of personal information. Any regulations imposed to protect the privacy of Internet users may affect the way in which we currently collect and use personal information.

   The European Union has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of European Union member states various rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. We cannot assure you that this directive will not adversely affect our activities, or the activities of BT LookSmart, in European Union member states.

   As is typical with most websites, our website places information, known as cookies, on a user's hard drive, generally without the user's knowledge or consent. This technology enables website operators to target specific users with a particular advertisement and to limit the number of times a user is shown a particular advertisement. Although some Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not familiar with or technically proficient to customize these settings. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

   We retain information about our users. If others were able to penetrate our network security and gain access to, or in some other way misappropriate, our users' information, we could be subject to liability. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if any regulator chooses to investigate our privacy practices.

New tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and our company

   Tax authorities on the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. However, new or revised taxes and, in particular, sales taxes, would likely increase our cost of doing business and decrease the attractiveness of advertising and selling goods and services over the Internet. These events would likely have an adverse effect on our business and results of operations.

Future sales of our securities may cause our stock price to decline

   The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of December 31, 1999, approximately
26.6 million shares of common stock were held by non-affiliates and approximately 59.1 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of December 31, 1999, the holders of approximately 42.2 million shares of common stock and warrants to purchase approximately 13.5 million shares of common stock had rights to require us to register those shares under the Securities Act.

   In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may exchange their CDIs for shares of LookSmart common stock. In that event, the exchanged shares of common stock may be available for resale at the option of the holders in the Nasdaq National Market. The CDIs currently trading on the Australian Stock Exchange are exchangeable into an aggregate of approximately 4.4 million shares of common stock.

   These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

Our stock price is extremely volatile and investors may not be able to resell their shares for a profit

   The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been extremely volatile. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. You may not be able to sell your shares for a profit as a result of a number of factors which may cause a decline in the stock price, including:

  . changes in the market valuations of Internet companies in general and comparable companies in particular;

  .  actual or anticipated quarterly fluctuations in our operating results;

  .  changes in financial estimates by securities analysts;

  . announcements of technological innovations or new products or services by us or our competitors; or

  . conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

   In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs and the diversion of management's attention and resources, regardless of the outcome.

Government regulation and legal uncertainties could decrease demand for our services or increase our cost of doing business

   Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our services, or increase our cost of doing business, or both. Currently, there are a number of laws and regulations that pertain to communications or commerce on the Internet, and it is likely that the number of such laws and regulations will increase. These laws or regulations may relate to liability for information transmitted over the Internet, online content regulation, user privacy or the quality of products or services provided over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark and trade secret is uncertain and developing.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

   As of December 31, 1999, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 69% of the outstanding shares of our common stock. If these stockholders choose to act or vote together, they will have the power to control matters requiring stockholder approval, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including mergers or sales of all of our assets. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

The anti-takeover provisions of Delaware's general corporation law and provisions of our charter and bylaws may discourage a takeover attempt

   Our charter and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our charter and bylaws provide for a classified board of directors. These provisions, along with Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals and could delay or prevent a change of control.

ITEM 2. PROPERTIES

   Our headquarters are located in 137,000 square feet of leased office space in San Francisco, California. The lease term for our headquarters extends to October 15, 2009. The lease provides us with an option to renew the lease for two additional five-year periods after the initial lease term of ten years expires. In January 2000, we subleased approximately 43,000 square feet of space at our headquarters facility to third parties. In March 2000, we subleased an additional 30,000 square feet of space in this facility. These subleases terminate in December 2000 and the rent received on the subleases is in excess of our obligation under the original lease.

   We also lease approximately 17,000 square feet of space in San Francisco through November 30, 2000. In January 2000, we subleased all of this space to a single tenant through the term of the original lease. The rent received on the sublease is in excess of our obligation under the original lease.

   We lease a number of smaller facilities overseas in Melbourne, Sydney, Montreal, Copenhagen and Amsterdam. These facilities have various lease terms extending as far as October 2004.

ITEM 3. LEGAL PROCEEDINGS

   On October 5, 1998, Hollinger Digital, Inc. filed a complaint against us in New York Supreme Court (Case No. 604797/98). The complaint alleged that we breached an agreement to sell 3,059,798 shares of our Series C preferred stock (representing approximately 15% of our fully vested capitalization at the time of the alleged breach) to Hollinger for $2.33 per share. The complaint also asserted claims for promissory and equitable estoppel and sought specific performance of the proposed terms of the alleged Series C transaction, which included a right to pro rata participation in future financings prior to our initial public offering. On December 1, 1998, we filed a motion to dismiss Hollinger's complaint. On March 17, 1999, the court issued an order granting our motion and dismissed Hollinger's complaint with prejudice. On May 4, 1999, Hollinger filed a Notice of Appeal. On November 16, 1999, the Appellate Division heard oral argument on the matter and took the appeal under submission. We believe that Hollinger's complaint is without merit and we will continue to vigorously defend the lawsuit. If we are required to issue shares of our capital stock in connection with Hollinger's claims, however, our investors will suffer dilution.

   Except for the Hollinger litigation, we are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

   LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol "LOOK". The following table sets forth the range of high and low closing sales prices for each period indicated:

                                                                 HIGH     LOW
                                                                ------- -------
   Fiscal 1999:
     Third quarter (from August 20)............................ $40.500 $16.250
     Fourth quarter............................................ $42.063 $24.375
   Fiscal 2000:
     First quarter (through March 23).......................... $69.625 $27.500

   LookSmart had approximately 7,505 stockholders of record as of December 31, 1999. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Report of Offering of Securities and Use of Proceeds Therefrom

   On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of December 31, 1999, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

Recent Sales of Unregistered Securities

   Since our incorporation in July 1996, we have sold and issued the following unregistered securities:

     (1) On July 24, 1996, we issued 119,640,000 shares of common stock to two founding stockholders for an aggregate consideration of $19,940.00.

     (2) On September 22, 1997, we repurchased 101,640,000 shares of our common stock from one founding stockholder for the aggregate repurchase price of $16,940.00 in exchange for the issuance of a warrant to purchase 9,000,000 shares of common stock and a promissory note in the aggregate amount of $1,500,000. The warrant has an exercise price of $0.00017 per share.

     (3) On January 5, 1998, we issued a warrant for 1,500,000 shares of mandatorily redeemable convertible preferred stock (Series A) to a bank in connection with a line of credit agreement for an aggregate purchase price of $534,400.00.

     (4) On February 1, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $250,000.00, mandatorily redeemable for preferred stock (Series A).

     (5) On February 5, 1998, we issued to two investors convertible promissory notes in the aggregate amount of $250,000.00, mandatorily redeemable for preferred stock (Series A).

     (6) On March 7, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $50,000.00, mandatorily redeemable for preferred stock (Series A).

     (7) On March 12, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $75,000.00, mandatorily redeemable for preferred stock (Series A).

     (8) On March 26, 1998, we issued a warrant for 1,010,412 shares of mandatorily redeemable convertible preferred stock (Series A) to one investor for an aggregate purchase price of $359,976.12.

     (9) On March 27, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $1,500,000, mandatorily redeemable for preferred stock (Series A).

     (10) On April 6, 1998, we issued to one investor a warrant for 336,804 shares for an aggregate purchase price of $56,134.00 and a convertible promissory note in the aggregate amount of $500,000.00, both for mandatorily redeemable convertible preferred stock (Series A).

     (11) On May 6, 1998, we issued 1,057,500 shares of common stock to one director for an aggregate consideration of $8,906.25.

     (12) On May 7, 1998, we issued 6,352,614 shares of Series A preferred stock to seven investors for an aggregate consideration of $2,287,493.39, we issued 14,327,748 shares of Series B preferred stock to one investor for an aggregate consideration of $6,004,997.98, and we issued a warrant to purchase 1,500,000 shares of common stock to one investor for an aggregate purchase price of $3,750,000.00 and warrants to purchase an aggregate of 3,024,924 shares of Series A preferred stock to two investors for an aggregate of $1,267,846.48.

     (13) On September 10, 1998, we issued a warrant to purchase 480,000 shares of common stock to one investor for an aggregate purchase price of $200,800.00.

     (14) On October 23, 1998, we issued 6,000,000 shares of Series 1 Junior Preferred to seven investors for an aggregate of $2,900,000.00 in connection with the acquisition of BeSeen.com, Inc. as a wholly-owned subsidiary.

     (15) On March 24, 1999, we issued 12,007,590 shares of Series C preferred stock to 45 investors for an aggregate of $60,037,950.00, and a warrant to purchase 439,999 shares of Series C preferred stock to one investor for an aggregate purchase price of $2,199,997.50. On April 26, 1999, we issued 75,939 shares of Series C preferred stock to 14 investors for an aggregate of $379,695.00.

     (16) On April 9, 1999, we issued 2,550,000 shares of common stock to one investor for the aggregate consideration of $6,375,000.00 in connection with an asset purchase.

     (17) On June 9, 1999, we issued warrants to purchase an aggregate of 540,000 shares of common stock to four investors for an aggregate consideration of $675,000 in connection with an asset purchase.

     (18) On December 30, 1999, we committed to issue up to 71,870 shares of common stock to four investors in connection with a purchase of securities in Futurecorp International Pty Ltd.

     (19) Since our incorporation, we have issued options to purchase an aggregate of 25,693,000 shares of common stock with exercise prices ranging from $0.00953 to $34.6250 per share. Since our incorporation, options to purchase 3,019 shares of common stock have been exercised for an aggregate consideration of $187,000.

     (20) Since our incorporation, we have issued warrants to purchase an aggregate of 17,832,140 shares of preferred and common stock with exercise prices ranging from $0.00017 to $7.50 per share. Since our incorporation, warrants to purchase 14,423,048 shares of preferred and common stock have been exercised for an aggregate consideration of $2,522,000.

   There were no underwriters employed in connection with any of the foregoing transactions.

   The issuances of securities described in (1), (4), (5), (7), (9), (12),
(15) and (18) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and on Regulation S of the Securities Act as transactions by an issuer not involving a public offering and the offer and sale of securities to non-U.S. investors. The issuance of securities described in (2), (3), (6), (10), (11), (13), (16) and (17) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of securities described in (14) and (15) were deemed to be exempt from registration in reliance on Sections (2) and 4(6) of the Securities Act. The issuances of securities described in (19) and (20) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                            Period from
                           July 19, 1996                Year Ended
                          (Inception)  to --------------------------------------
                           December 31,   December 31, December 31, December 31,
                               1996           1997         1998         1999
                          --------------- ------------ ------------ ------------
                                 (in thousands except per share amounts)
Statements of Operations
 Data:
  Net revenues..........     $      3       $   949      $  8,785     $ 48,865
  Gross profit..........          (87)          519         7,199       41,947
  Total operating
   expenses.............        2,739         7,848        19,097      109,065
  Net income (loss).....       (2,900)       (7,514)      (12,858)     (64,663)
  Net income (loss) per
   share--basic and
   diluted..............     $  (0.03)        (0.08)     $  (0.68)    $  (1.42)
  Shares used in per
   share calculation--
   basic and diluted....      115,947        91,589        18,790       45,518

                            December 31, December 31, December 31, December 31,
                                1996         1997         1998         1999
                            ------------ ------------ ------------ ------------
Balance Sheet Data:
  Working capital
   (deficit)...............    $ (429)     $(1,125)     $(6,507)     $ 82,688
  Total assets.............     2,825        2,275       14,090       161,519
  Long-term debt and
   capital lease
   obligations, net of
   current portion.........       --         1,500        1,500         1,423
  Total stockholders'
   equity (deficit)........    $2,091      $  (453)     $(1,261)     $119,552

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Business-- Risk Factors".

Overview

   LookSmart was formed in July 1996 as a Delaware corporation under the name of NetGet Ltd. to acquire the business and associated intellectual property of HomeBase Directories Pty Ltd., an Australian company founded by Evan Thornley and Tracey Ellery in October 1995. At that time, The Reader's Digest Association purchased approximately 85% of our outstanding common stock, an investment it held until October 1997 when it exchanged this stock for warrants to purchase 9 million shares of our common stock and a $1.5 million promissory note. We changed our name to LookSmart, Ltd. in October 1996. In July 1997, we relocated our headquarters from Australia to San Francisco, California.

   Prior to July 1997, revenues from our business were incidental and we were primarily focused on investing in editorial resources and building our Internet directory. Until October 1997, our cash requirements were satisfied primarily by funds provided by The Reader's Digest Association and, to a lesser extent, from advertising revenues from sales made through outside sales forces. Our advertising revenues continued to increase during the fourth quarter of 1997 and the first quarter of 1998.

   During 1998, we entered into several key operational relationships designed to increase traffic to our website and to expand our directory. In May 1998, we raised a total of approximately $8.3 million in our Series A and Series B preferred stock financings, marking the beginning of our strategic relationship with Cox Interactive Media to develop web directories for key local United States markets. This infusion of capital allowed us to significantly increase the resources devoted to editorial and product development, establish our own advertising sales force and significantly strengthen our management team.

   In May 1998, we entered into a one-year traffic contract with Netscape, which has been renewed through July 2000. Under this arrangement, Netscape periodically directs user search traffic to LookSmart for a fixed cost per thousand impressions.

   In October 1998, we acquired BeSeen.com, Inc., a leading provider of tools to webmasters, for 6 million shares of our Series 1 Junior preferred stock. The primary purpose of this transaction was to generate traffic and website relationships for LookSmart to increase advertising sales.

   In December 1998, we entered into a five-year contract with Microsoft. Under this agreement, we license our database to Microsoft, and we are obligated to increase the number of unique URLs included in our database every six months by pre-defined amounts. Microsoft has the right to determine the criteria for a portion of these URLs. Microsoft paid us an initial non-refundable license fee and committed to a fixed schedule of additional payments for updates. A portion of each update payment is subject to refund if we fail to provide the contractually required number of URLs. The difference between any cash received under the contract and revenues recognized to date is recorded as deferred revenues. At December 31, 1999, deferred revenue associated with the Microsoft contract was $18.5 million. After June 5, 2000, either party may terminate the agreement for any reason on six months' notice

   The terms of our agreement with Microsoft could cause our quarterly licensing revenues and operating results to fluctuate significantly. We recognize quarterly revenues under this agreement based on the number of URLs added to our database during the quarter relative to the total number of URLs we are required to add to our database during the relevant six-month contractual measurement period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize may be skewed on a quarter-to-quarter basis. Because the six-month contractual measurement periods end on June 5 and December 5 of each year, our second and fourth quarters may include revenues from more than one six-month contractual measurement period. This may result in additional quarter-to-quarter fluctuations in revenues.

   In March 1999, we raised approximately $60.3 million in our Series C preferred stock round of financing. The proceeds from this financing were used to increase working capital, to fund operating losses and to enter into strategic relationships and acquisitions.

   In April 1999, we acquired certain lines of business and other rights from Guthy-Renker Internet, LLC as part of a strategic alliance between our two companies for $5.0 million in cash and 2.55 million shares of LookSmart common stock. We also earn revenues from Guthy-Renker Corporation's "As Seen on TV" products that are sold online and promoted through television infomercials. We are entitled to place LookSmart advertising on Guthy-Renker Corporation infomercials.

   On June 9, 1999, we acquired substantially all of the assets of ITW NewCorp, Inc., in exchange for $5.0 million in cash and warrants to purchase 420,000 shares of LookSmart common stock. Through this asset purchase, we provide Internet bulletin board services which generate advertising revenue.

   In June 1999, we entered into five agreements with three PBS-related entities under which we agreed to sponsor five programs on PBS. The agreements vary in duration from three to five years. At December 31, 1999, LookSmart was committed to pay a total of $13.3 million for the remainder of the contract periods if all five agreements remain effective throughout their terms. These payments will be recorded as sales and marketing expense, and generally will be spread equally over the terms of the contracts. The PBS-related entities, in return, have agreed to promote LookSmart on their respective websites. Specifically, the arrangement provides that LookSmart's website is provided a direct link to the PBS website www.pbs.org. The agreements do not guarantee LookSmart a minimum number of impressions.

   In June 1999, we entered a three-year licensing agreement with Excite@Home. Under this agreement, we license our database to Excite@Home.

   On August 19, 1999, LookSmart completed its initial public offering of 8,855,000 shares of common stock, including 1,155,000 shares issued in connection with the exercise of the underwriters' over-allotment option. All shares were issued at an offering price of $12.00 per share. Net proceeds from the offering after underwriting discounts and commissions and offering expenses of $9.3 million were approximately $96.9 million.

   In November 1999, we entered into an agreement with Inktomi Corp. to co-bundle our search technologies for offerings to vertical portals. As of December 31, 1999, we had not recognized any revenue related to this agreement.

   In December 1999, we acquired 14.5% of the outstanding voting stock of Dstore Pty Ltd, an Australian privately held company, for $328,000. This transaction was accounted for as an investment using the cost method of accounting. Dstore is an online department store offering a variety of products for sale over the Internet.

   In December 1999, we acquired stock which controls 52% of the outstanding voting rights of Futurecorp International Pty Ltd., an Australian privately held company, for $1,840,000 cash and the committed issuance of 71,870 shares of common stock. This transaction was accounted for as a purchase. Futurecorp's results of operations subsequent to the transaction have been consolidated as of December 31, 1999. Through the acquired business, we provide web-based communication applications and community building solutions focused primarily in Australia.

Revenues and Cost of Revenues

   Advertising and Syndication. LookSmart provides a high quality environment for advertisers to promote their products and services. We generally provide advertisers with one to three month agreements to serve a minimum number of banner impressions over the term of the agreement. In several cases, we have entered into longer agreements. We offer advertisers the ability to specify the category of traffic for their banner advertisements, and we are able to charge premiums on some categories based on advertisers' perceptions of economic value, including the placement of the advertisement on the page, the demographics of the users who view the page, and the size of the audience requesting the page.

   We expect advertising revenues to continue to account for a significant portion of our revenues for the foreseeable future. Our ability to maintain current levels of advertising revenues will depend on our ability to re-sign or replace existing advertisers as their contracts expire. We expect downward pressure on advertising prices in the industry generally due to the increasing amount of advertising inventory coming onto the Internet from other sources. Therefore, we expect that any future increases in advertising revenues will depend on our ability to effectively manage our advertising inventory by leveraging our targeted category-based model to charge premium rates, and on our ability to grow the inventory availability by increasing traffic to Internet properties using our search solutions.

   In our limited operating history, we have experienced seasonality in advertising revenues with typically weaker demand from advertisers in the first and third calendar quarters. We expect that advertising revenues will continue to be subject to seasonality. In particular, the rate of growth, if any, between the last quarter of one year and the first quarter of the next year tends to be less than the rate of growth experienced between other consecutive quarters. This is due in part to the fact that the fourth quarter contains increased advertising spending in anticipation of the holiday season.

   Because advertising revenues represent a significant portion of our business, fluctuations in advertising revenues due to pricing pressures, the timing or cancellation of contracts, inventory management, seasonality, site down time or other factors can be expected to have a significant effect on our overall operating advertising revenues. However, our costs are fixed, at least in the short term, and cannot be expected to track fluctuations in advertising revenues. To the extent that costs do not track changes in advertising revenues, fluctuations from this revenues source will have a disproportionately large impact on net income or loss.

   We generate revenues from syndication agreements by sharing with our syndication partners advertising sales revenue associated with traffic referred between the partners and LookSmart. In some cases, our syndication partner receives gross revenues from the advertiser and then makes a payment to LookSmart for our share of those revenues. In other cases, we receive the gross revenues from the advertiser, and then forward a portion of these revenues to the syndication partner. We work with our ISP partners to "co-brand", or create partner-specific home pages which have the "look and feel" a partner desires and which provides the ISP subscriber fully-functional access to the LookSmart database. In these cases, LookSmart derives the advertising sales revenues from the traffic generated by the ISP partner and compensates the partner, typically on a per impression or per referral basis, for this traffic.

   The principal components of cost of advertising and syndication revenues are personnel costs of our in-house advertising operations employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising sales organizations.

   Licensing. We license our database content to some of our partners, including Microsoft and Excite@Home. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners. We do not anticipate recurring cost of licensing revenues in connection with our licensing activities; the cost of developing URL databases is included in product development. Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, and where no refund obligations exist.

   Ecommerce/Distribution. The scale and quality of our alliances provide an effective distribution network to marketers of products and services. We enable users searching for products and services in our database to find ecommerce vendors seeking a channel to reach relevant business and consumers. We offer ecommerce solutions to marketers of products and services, providing them with significant opportunities to reach the highly targeted audience of Internet users accessing our search solutions. These solutions may include carriage or listing services, referral or lead generation services and product distribution services.

   The Company's ecommerce/distribution revenue is generated by the sale of merchandise and the design, construction and hosting of commercial websites. Revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal in the transaction with associated product cost reported as cost of revenues. Revenue is recognized at the time goods are shipped. Revenue from the design and construction of websites is recognized when the website is delivered to the customer, or when the Company's obligation terminates. Hosting revenues are recognized in the period in which hosting occurs.

   The principal components of cost of ecommerce and distribution revenues are product costs paid in connection with our "As Seen on TV" merchandise sales, fulfillment costs and direct costs associated with site hosting. These costs will fluctuate with the level of these activities.

Operating Expenses

   We do not track operating expenses by reportable segment, but treat these as shared overhead of our three reportable segments.

   Sales and Marketing. Sales and marketing expenses include payments to syndication partners who are portals, ISP partners and other traffic providers for directing online users to the LookSmart database. Traffic payments can exhibit significant fluctuations from period to period depending on the contracts in effect, volume of traffic going to the partner sites and the contracted rates. Further, traffic payments as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between us and our affiliates. When a traffic arrangement is structured so that we receive only the portion of the gross advertising revenues forwarded to us then little or no sales and marketing expense is directly associated with that revenue stream. On the other hand, when a traffic arrangement is structured so that we collect the gross advertising revenues and forward a portion to our affiliate, we record as revenues the entire amount of the gross advertising revenues, and the portion forwarded to the partner is recorded as sales and marketing expense. We expect payments to our affiliate and distribution partners to increase as we expand our business.

   From April 1999 through October 1999, our sales and marketing expenses included the cost of website development seminars which focused on selling web pages and offering related services. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Due to the one-time nature of these expenditures, sales and marketing expenses will be subject to significant fluctuations from period to period. Sales and marketing costs also include salaries and associated costs of employment overhead and facilities. Sales and marketing costs are expensed as incurred.

   Product Development. Product development costs, including research and development costs, have been expensed as incurred except to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1). During 1999 we capitalized $443,000 of internal use software costs and we are amortizing these costs over two years. Amortization relating to internal use software was $84,000 in 1999. Product development expenses include the editorial development costs of building our content database and engineering costs of maintaining and improving the development environment, including our proprietary Editorial Support System software. These costs include salaries and associated costs of employment, overhead and facilities. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. These costs are relatively fixed in the short term.

   We expect product development costs to continue to increase as we increase the size and reach of our distribution network and offer new products and services to our partners, both domestically and overseas.

   General and Administrative. General and administrative expenses include overhead costs such as executive management, human resources, finance, legal, investor relations and facilities personnel. These costs include salaries and associated costs of employment, overhead and facilities. General and administrative expenses include consulting and professional service fees which are subject to significant variability over time. We expect general and administrative expenses to increase in the future due to the growth of our business.

   Unearned Compensation. In fiscal 1999 we recorded aggregate unearned compensation of approximately $15.1 million. These amounts were recorded in connection with the grant of stock options to employees and directors and represent the difference between the deemed fair value for accounting purposes of the common stock subject to the options at the dates of grant and the exercise price of the options. The unearned compensation is amortized over the vesting period of the applicable options, typically four years. Amortization of unearned compensation was $9.9 million for the year ended December 31, 1999. We expect to amortize additional unearned compensation expenses of approximately $4.0 million in 2000, $2.0 million in 2001, $702,000 in 2002 and $58,000 in 2003.

   Amortization of Goodwill and Intangibles. In connection with the October 1998, April 1999 and June 1999 acquisitions of, or asset purchases from, BeSeen.com, Inc., Guthy-Renker Internet and ITW NewCorp, we recorded goodwill and intangible assets of $3.9 million, $17.2 million and $9.3 million. These amounts are being amortized over periods from one to five years. We began amortizing the goodwill and other intangibles arising from the acquisition of BeSeen.com, Inc. in the fourth quarter of 1998, and the Guthy-Renker Internet and ITW NewCorp amounts in the second quarter of 1999. We recorded goodwill and intangible assets of $3.8 million in December 1999 in connection with the acquisition of Futurecorp. We amortized an aggregate of $5.4 million in 1999, and we anticipate amortizing $7.8 million in 2000, $7.5 million in 2001, $6.7 million in 2002, $5.7 million in 2003, and $1.6 million in 2004 in connection with these transactions. Part of our growth strategy is to make additional acquisitions as we identify attractive opportunities. As a result, we expect additional amortization of goodwill and intangibles to occur in future periods.

   Income Taxes. Although we are not yet profitable on a consolidated basis, tax charges will be incurred in connection with our operations in foreign jurisdictions. We expect that foreign taxes will become more significant with continued overseas business growth and expansion.

Results of Operations

   The following table sets forth, for the periods indicated, line items from LookSmart's consolidated statements of operations as percentages of revenues:

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1997   1998   1999
                                                            ----   ----   ----
Revenues:
  Advertising and syndication..............................   99%    63%    45%
  Licensing................................................    1     37     39
  Ecommerce/distribution...................................  --     --      16
                                                            ----   ----   ----
    Total revenues.........................................  100    100    100
Cost of revenues:
  Advertising and syndication..............................   45     12      6
  Licensing................................................  --       6    --
  Ecommerce/distribution...................................  --     --       8
                                                            ----   ----   ----
    Total cost of revenues.................................   45     18     14
                                                            ----   ----   ----
    Gross profit...........................................   55     82     86
Operating expenses:
  Sales and marketing......................................  387    125    121
  Product development......................................  274     54     54
  General and administrative...............................  123     30     17
  Amortization of goodwill and intangibles.................   43      7     11
  Amortization of unearned compensation....................  --       1     20
                                                            ----   ----   ----
    Total operating expenses...............................  827    217    223
                                                            ----   ----   ----
Loss from operations....................................... (772)  (135)  (137)
Non-operating income (expense), net........................   (2)   (10)     6
                                                            ----   ----   ----
Loss before income taxes................................... (774)  (145)  (131)
Income taxes...............................................  (18)    (1)    (1)
                                                            ----   ----   ----
Net loss................................................... (792)% (146)% (132)%
                                                            ====   ====   ====

1999 Compared to 1998

Revenues

   Our revenues increased 456% to $48.9 million in 1999 compared to $8.8 million in 1998. Advertising and syndication revenues increased to $22.1 million in 1999, an increase of 297% over the $5.6 million recognized in 1998. This increase is attributable to increased traffic, better inventory management, higher yields and new syndication agreements. Licensing revenue increased to $19.3 million in 1999, an increase of 497% over the $3.2 million recognized in 1998. This increase reflects the inclusion of a full year of licensing revenues from our agreement with Microsoft Corporation in 1999. This agreement was signed in December 1998. In 1999 ecommerce/distribution revenues were $7.5 million; in 1998 there were no comparable revenues. Ecommerce/distribution revenues primarily represent sales of "Buy-It-On-The-Web" products, a collection of consumer merchandise available for sale via the Internet. The "Buy-It-On-The-Web" Internet distribution rights were acquired as part of the Guthy-Renker Internet asset purchase transaction in April 1999.

   As a percentage of total revenues, advertising and syndication decreased to 45% for 1999 compared to 63% of total revenues in 1998. Licensing revenues as a percentage of total revenues increased slightly to 39% for 1999 compared to 37% of total revenues in 1998. In 1999, 16% of total revenues were generated by ecommerce/distribution revenues, whereas there were no ecommerce/distribution revenues in 1998.

Cost of Revenues

   Cost of revenues increased 336% to $6.9 million in 1999 compared to $1.6 million in 1998. Of this increase, $4.0 million was attributable to product costs paid as a result of "Buy-It-On-The-Web" merchandise sales. The distribution agreement came into effect in April 1999. There were no such costs for the comparable period in 1998. Cost of advertising and syndication revenue increased 164% to $2.9 million in 1999 from $1.1 million in 1998. This increase was the result of increased depreciation on computer hardware and software capital expenditures, as well as the increased salaries and benefits costs for additional employees in advertising operations. Cost of licensing revenues was $500,000 for the year ended December 31, 1998. This amount represents a one-time finder's fee related to a licensing agreement. There was no cost of licensing revenues for the comparable period in 1999.

   As a percentage of revenues, cost of revenues decreased to 14% in 1999 compared to 18% in 1998. As a percentage of advertising and syndication revenues, cost of advertising and syndication revenues decreased to 13% in 1999 compared to 20% in 1998. This decrease was primarily attributable to economies of scale associated with higher traffic volume and higher yields on saleable traffic. Cost of ecommerce/distribution revenues was 54% of revenues in 1999 and was primarily attributable to sales of "Buy-It-On-The-Web" merchandise. This business did not exist in the prior year.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased 438% to $59.1 million in 1999 from $11.0 million in 1998. As a percentage of revenues, sales and marketing expenses decreased to 121% in 1999 from 125% in 1998. The dollar increase in sales and marketing expenses is primarily attributable to the following: marketing expenses, including our branding campaign and our corporate PBS sponsorships, represent approximately $17.0 million of the increase; traffic costs increased approximately $14.0 million as the result of the growth of our ISP partner program, the impact of renewing our traffic agreement with Netscape and the cost associated with our traffic agreement with NetZero. Sales expenses contributed approximately $4.3 million to the increase in sales and marketing as a result of our addition of an internal sales staff in the second half of 1998. Costs associated with the seminar business acquired as part of the Guthy-Renker Internet, LLC asset acquisition in April 1999, accounted for $6.5 million of the increase in sales and marketing. The use of seminars as a marketing tool was discontinued in October 1999.

   Product Development. Product development expenses increased 458% to $26.6 million in 1999 from $4.8 million in 1998. As a percentage of revenues, product development expenses were 54% in both 1999 and 1998. The dollar increase in product development expenses is primarily due to a significant increase in editorial, engineering and product design personnel to support our efforts to expand our database and services offered both in the United States and overseas. During 1999 we launched editorial operations in Montreal, Amsterdam and Copenhagen.

   General and Administrative. General and administrative expenses increased 209% to $8.1 million in 1999 from $2.6 million in 1998. As a percentage of revenue, general and administrative expenses decreased to 17% in 1999 from 30% in 1998. The dollar increase in general and administrative expenses is primarily due to additional personnel in the finance, human resources and legal functions as well as additional professional services costs incurred to support the growth of the company.

   Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999 and the ITW NewCorp asset purchase in June 1999. Amortization of these assets increased 800% to $5.4 million in 1999 from $605,000 in 1998. The dollar increase was due primarily to the fact that 1999 included a full years impact of the BeSeen.com, Inc. acquisition, as well as the Guthy-Renker Internet and ITW NewCorp asset purchase transactions which occurred in 1999.

   Amortization of Unearned Compensation. Amortization of unearned compensation was $9.9 million for the year ended December 31, 1999 compared to $133,000 for the same period in 1998. We began recording unearned compensation in the second half of 1998.

   Non-operating Income (Expense), Net. Net interest income (expense) includes interest expense on our debt and capital lease obligations, net of interest income from our cash and cash equivalents. We recorded net interest income of $2.9 million 1999 compared to net interest expense of $675,000 in 1998. The change from net interest expense to net interest income between the two periods is primarily the result of having larger cash balances on hand in 1999 resulting from the sale of preferred stock in March and Initial Public Offering proceeds in August.

   Other Net Income (Expense). Other net income (expense) primarily includes foreign exchange gains and losses arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar. We recorded other net expenses of $8,000 in 1999 compared to other net expenses of $139,000 in 1998.

Income Taxes

   We recorded income tax expenses of $470,000 in 1999, primarily associated with our Australian operations, compared to $146,000 in 1998.

1998 Compared to 1997

Revenues

   Our revenues increased 826% to $8.8 million in 1998 from $949,000 in 1997. The largest portion of the increase was due to an increase of $4.6 million, or 492%, in advertising and syndication revenues as compared to 1997. This increase was the result of increased traffic, better advertising inventory management and new syndication agreements. Also contributing significantly to the increase were new revenues of $3.2 million from licensing in the last half of 1998. Before the third quarter of 1998, database content licensing was not significant.

Cost of Revenues

   Cost of revenues increased 269% to $1.6 million in 1998 from $430,000 in 1997. Cost of advertising and syndication revenues increased 153% to $1.1 million in 1998 from $430,000 in 1997. Agency commissions paid to outside advertising sales organizations, costs associated with advertising operations personnel and depreciation on related advertisement serving software and hardware contributed to the absolute dollar increase in cost of advertising and syndication revenues. As a percentage of advertising and syndication revenues, cost of advertising and syndication revenues decreased to 20% in 1998 compared to 46% in 1997. This decrease can be attributed primarily to economies of scale associated with higher traffic volume and higher yields on saleable traffic.

   Cost of licensing revenues was $500,000 in 1998. This amount represents a one-time finder's fee related to a licensing agreement. There was no cost of licensing revenues in 1997.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased 199% to $11.0 million in 1998 from $3.7 million in 1997. As a percentage of revenues, sales and marketing decreased to 125% in 1998 from 387% in 1997. The dollar increase in sales and marketing expenses is primarily attributable to a $4.9 million increase in traffic costs as a result of our agreements with Netscape and Alta Vista, which became effective in the second quarter of 1998, and the overall growth of our ISP partner program. Also contributing to this dollar increase was our addition of an advertising sales staff in the second half of 1998.

   Product Development. Product development expenses increased 83% to $4.8 million in 1998 from $2.6 million in 1997. As a percentage of revenues, product development expenses decreased to 54% in 1998 from 274% in 1997. The dollar increase in product development costs is primarily due to a significant increase in editorial and engineering personnel to accelerate the addition of URLs to our database and due to an increase in product design personnel to add features to our website.

   General and Administrative. General and administrative expense increased 125% to $2.6 million in 1998 from $1.2 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 30% in 1998 from 123% in 1997. The dollar increase in general and administrative expenses is primarily due to additional personnel and professional services costs incurred to support our growth.

   Amortization of Goodwill and Intangibles. Amortization increased 48% to $605,000 in 1998 from $410,000 in 1997. The dollar increase in amortization of goodwill and intangibles is the result of the amortization expenses associated with the October 1998 acquisition of BeSeen.com.

   Amortization of Unearned Compensation. We began recording unearned compensation in the second half of 1998. The charge to the income statement for the year was $133,000.

   Non-operating Income (Expense), Net. We recorded net interest expense of $675,000 in 1998 compared to net interest expense of $16,000 in 1997. The increase in net interest expense between the two periods is primarily the result of interest expense related to the issuance of warrants with debt, and interest accruals on larger debt balances outstanding in 1998 compared to 1997.

Income Taxes

   We recorded income tax expense of $146,000 in 1998, primarily associated with our Australian operations, compared to $166,000 in 1997.

Quarterly Results of Operations

   The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 1999. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

                                                    Three Months Ended
                            -------------------------------------------------------------------------
                             Mar.     June     Sept.    Dec.     Mar.
                              31,      30,      30,      31,      31,    June 30,  Sept. 30  Dec. 31
                             1998     1998     1998     1998     1999      1999      1999      1999
                            -------  -------  -------  -------  -------  --------  --------  --------
                                                       (unaudited)
                                                      (in thousands)
Revenues:
  Advertising and
   syndication............  $   805  $ 1,015  $ 1,359  $ 2,380  $ 2,191  $  3,433  $  6,258  $ 10,194
  Licensing...............      --        25      364    2,837    4,389     5,237     4,601     5,028
  Ecommerce/distribution..      --       --       --       --       --      1,820     2,422     3,292
                            -------  -------  -------  -------  -------  --------  --------  --------
    Total revenues........      805    1,040    1,723    5,217    6,580    10,490    13,281    18,514
Cost of revenues:
  Advertising.............      250      245      226      365      318       430     1,009     1,113
  Licensing...............      --       --       --       500      --        --        --        --
  Ecommerce/distribution..      --       --       --       --       --      1,130     1,339     1,579
                            -------  -------  -------  -------  -------  --------  --------  --------
    Total cost of
     revenues.............      250      245      226      865      318     1,560     2,348     2,692
                            -------  -------  -------  -------  -------  --------  --------  --------
    Gross profit..........      555      795    1,497    4,352    6,262     8,930    10,933    15,822
Operating expenses:
  Sales and marketing.....    1,124    2,088    3,317    4,446    6,422    10,736    17,489    24,435
  Product development.....      529      615    1,186    2,435    3,884     5,683     8,655     8,371
  General and
   administrative.........      362      397      671    1,189    1,615     2,051     2,098     2,318
  Amortization of goodwill
   and intangibles........      103      102      103      297      395     1,523     1,806     1,718
  Amortization of unearned
   compensation...........      --       --        19      114      789     2,005     5,830     1,242
                            -------  -------  -------  -------  -------  --------  --------  --------
    Total operating
     expenses.............    2,118    3,202    5,296    8,481   13,105    21,998    35,878    38,084
                            -------  -------  -------  -------  -------  --------  --------  --------
Loss from operations......   (1,563)  (2,407)  (3,799)  (4,129)  (6,843)  (13,068)  (24,945)  (22,262)
Non-operating income
 (expense), net...........      (64)    (503)      (2)    (245)      19       570       936     1,400
                            -------  -------  -------  -------  -------  --------  --------  --------
Loss before income taxes..   (1,627)  (2,910)  (3,801)  (4,374)  (6,824)  (12,498)  (24,009)  (20,862)
Income taxes..............       45       31       18       52       52       --        --        418
                            -------  -------  -------  -------  -------  --------  --------  --------
    Net loss..............  $(1,672) $(2,941) $(3,819) $(4,426) $(6,876) $(12,498) $(24,009) $(21,280)
                            =======  =======  =======  =======  =======  ========  ========  ========

Liquidity and Capital Resources

   LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $37.0 million of cash in 1999 compared to $1.9 million in 1998. The consumption of cash in operating activities was primarily driven by: a net loss of $64.7 million in 1999 compared to $12.9 million in 1998; an increase of

$6.1 million in accounts receivable, due to the increased level of revenues; and increases in prepaid and other assets of $6.3 million due to higher prepaid distribution marketing costs and higher security deposits. Cash was provided by an increase in accounts payable and accrued liabilities of $11.1 million and an increase in deferred revenue of $11.6 million compared to $9.3 million, primarily due to cash received in excess of revenues of $9.7 million on the Microsoft contract.

   In 1999 we used $11.5 million of cash to make strategic business investments including the acquisitions of assets from Guthy-Renker and ITW NewCorp, Inc.; the acquisition of a controlling interest in Futurecorp, an Australian corporation; and the acquisition of a minority interest in Dstores; an Australian corporation. In 1998 the comparable cash investment was $907,000 related to the acquisition of BeSeen, Inc.

   In 1999 we purchased property and equipment of $11.6 million compared to $1.6 million in 1998. The significantly higher level of expenditure in 1999 was driven by the need to obtain office space, office furnishings and computer equipment to support the increase in headcount during 1999. In November 1999, we signed a lease for our San Francisco premises which requires that we make aggregate rent payments of approximately $44.0 million over the ten year term of the lease; we have subleased part of the building not required for our current occupancy. We obtained $2.6 million in equipment lease financing for the purchase of property and equipment in 1999.

   Net cash provided by financing activities in 1999 was $160.6 million compared to $7.9 million in 1998. Major financing events in 1999 were the raising of $60.3 million of net proceeds from the Series C preferred stock financing and $96.9 million of net proceeds from the initial public offering.

   As of December 31, 1999 LookSmart had $104.0 million of cash and short-term investments.

   Our capital requirements depend on numerous business facts including our hiring and product development needs, the funding needs of strategic alliances and distribution agreements and the pace at which we pursue overseas expansion of our business. We have experienced a substantial increase in expenditures since inception driven by growth in the size and nature of our operations. We anticipate that this trend will continue for the foreseeable future. We will continue to evaluate acquisitions and strategic investments in complementary businesses both in the United States and internationally. These acquisitions may require the use of cash and, to the extent that acquired interests have not reached cash flow breakeven, we may need to fund the operations and expansion of these acquired interests in addition to funding the growth of our current business.

   Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to the BT LookSmart joint venture until at least the end of fiscal 2000. We expect that we will need to seek additional financing to fund further expansion. We cannot assure you that such financing will be available on reasonable terms. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

Subsequent Events

   In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications. LookSmart and BT will have an equal equity interest in the joint venture, BT LookSmart, which will provide localized directory services in Europe and Asia. We will account for our investment in the joint venture using the equity method of accounting. Our share of the joint ventures net income or loss will be reported as non-operating income or expense.

   The agreement establishing the joint venture requires that LookSmart commit up to $108.0 million in cash through March 2003. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. We drew down $50.0 million from the credit facility in February 2000. Draw downs on the credit facility are convertible into LookSmart common stock at $35.00 per share at BT's discretion.

   On February 25, 2000, we completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol "LOK". We completed the listing in order to enable investors that are required to invest only in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. We did not issue any new securities in connection with, or receive any proceeds from, the issuance of the CDIs. Each CDI is exchangeable into 0.05 shares of LookSmart common stock at the option of the holder.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded in current earnings or other comprehensive income. The Company has not held any derivative instruments or participated in any hedging activities and anticipates the adoption of this standard will not materially impact the Company's financial statements.

   In December 1999, the Securities and Exchange Commission issued staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 becomes effective for the second quarter of the year ending December 31, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements.

   In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting of Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for years ended December 31, 2000. The Company believes that the adoption of EITF 99-17 will not have a material effect on the consolidated financial statements.

Year 2000 Risks

   Even though we have not experienced any immediately adverse impact from the transition to the Year 2000 on January 1, 2000, we cannot guarantee that we, our suppliers and customers have not been or will not be affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any consequential effects may remain unknown until later. Total costs incurred in 1999 to complete our Year 2000 review and remediation amounted to $247,000.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of December 31, 1999 or 1998. The Company invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

   Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in 1999 and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in 1997, 1998 and 1999 were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO THE FINANCIAL STATEMENTS

                        LOOKSMART, LTD. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  41

Consolidated Balance Sheets at December 31, 1998 and 1999................  42

Consolidated Statements of Operations and Comprehensive Loss for the
 years ended
 December 31, 1997, 1998, and 1999.......................................  43

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998, 1999.....................................  44

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998, and 1999....................................................  45

Notes to Consolidated Financial Statements...............................  46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LookSmart, Ltd. and Subsidiaries (the Company) at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Francisco, California
January 26, 2000 except as
to Note 14, which is as of
February 25, 2000

                                LOOKSMART, LTD.

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except for per share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $  3,501  $ 75,971
  Short term investments..................................       --     28,038
  Trade accounts receivable, net of allowance for doubtful
   accounts of $127 and $610 at December 31, 1998 and
   1999...................................................     2,895     8,039
  Trade accounts receivable from related party............       --        980
  Prepaid distribution costs..............................       546     1,435
  Prepaid expenses........................................       245     2,275
  Other current assets....................................        61       965
                                                            --------  --------
    Total current assets..................................     7,248   117,703
Property and equipment, net...............................     1,979    11,595
Goodwill and intangible assets, net of accumulated
 amortization of $1,220 and $6,661 at December 31, 1998
 and 1999.................................................     4,744    29,301
Other assets..............................................       119     2,920
                                                            --------  --------
    Total assets..........................................  $ 14,090  $161,519
                                                            ========  ========
       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
       --------------------------------------------
Current liabilities:
  Trade accounts payable..................................  $  1,325  $  4,002
  Other accrued liabilities...............................     2,873    12,915
  Deferred revenue........................................     9,234    16,705
  Income taxes payable....................................       323       650
  Capital lease obligations--current portion..............       --        743
                                                            --------  --------
    Total current liabilities.............................    13,755    35,015
Deferred revenue..........................................        96     4,919
Capital lease obligations.................................       --      1,423
Note payable to stockholder...............................     1,500       --
Minority interest.........................................       --        610
                                                            --------  --------
    Total liabilities.....................................    15,351    41,967
Commitments (Note 7)
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value; Authorized:
 32,216 at December 31, 1998 and 5,000 at December 31,
 1999; Issued and Outstanding: 26,681 at December 31, 1998
 and none at December 31, 1999; liquidation preference of
 $70,306 at December 31, 1998 and $0 at December 31, 1999
 .........................................................        26       --
Common stock, $.001 par value; Authorized: 81,000 and
 200,000 shares at December 31, 1998 and 1999,
 respectively; Issued and Outstanding: 19,459 and 86,267
 at December 31, 1998 and 1999, respectively..............        19        86
Additional paid-in capital................................    21,928   211,305
Other equity (deficit)....................................        38    (3,904)
Accumulated deficit.......................................   (23,272)  (87,935)
                                                            --------  --------
    Total stockholders' equity (deficit)..................    (1,261)  119,552
                                                            --------  --------
    Total liabilities and stockholders' equity (deficit)..  $ 14,090  $161,519
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LOOKSMART, LTD.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In Thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Revenues:
  Advertising and syndication..................... $   939  $  5,559  $ 22,076
  Licensing.......................................      10     3,226    19,255
  Ecommerce/distribution..........................     --        --      7,534
                                                   -------  --------  --------
    Total revenues................................     949     8,785    48,865
Cost of revenues
  Advertising and syndication.....................     430     1,086     2,870
  Licensing.......................................     --        500       --
  Ecommerce/distribution..........................     --        --      4,048
                                                   -------  --------  --------
    Total cost of revenues........................     430     1,586     6,918
                                                   -------  --------  --------
    Gross profit..................................     519     7,199    41,947
Operating expenses:
  Sales and marketing (exclusive of amortization
   of unearned compensation of 0, 40 and 2,781 in
   1997, 1998 and 1999, respectively).............   3,668    10,975    59,082
  Product development (exclusive of amortization
   of unearned compensation of 0, 86 and 4,837 in
   1997, 1998 and 1999, respectively).............   2,605     4,765    26,593
  General and administrative (exclusive of
   amortization of unearned compensation of 0, 7
   and 2,248 in 1997, 1998 and 1999,
   respectively)..................................   1,165     2,619     8,082
  Amortization of goodwill and intangibles........     410       605     5,442
  Amortization of unearned compensation...........     --        133     9,866
                                                   -------  --------  --------
    Total operating expenses......................   7,848    19,097   109,065
                                                   -------  --------  --------
Loss from operations..............................  (7,329)  (11,898)  (67,118)
Non-operating income (expense):
  Other income (expense), net.....................      (3)     (139)       (8)
  Interest income (expense), net..................     (16)     (675)    2,933
                                                   -------  --------  --------
Loss before income taxes..........................  (7,348)  (12,712)  (64,193)
Income taxes......................................     166       146       470
                                                   -------  --------  --------
Net loss..........................................  (7,514)  (12,858)  (64,663)
Other comprehensive income (loss):
  Change in unrealized loss on securities during
   the period.....................................     --        --        (77)
  Change in translation adjustment................     (39)      (16)       77
                                                   -------  --------  --------
Comprehensive loss................................ $(7,553) $(12,874) $(64,663)
                                                   =======  ========  ========
Basic and diluted loss per share.................. $ (0.08) $  (0.68) $  (1.42)
                                                   =======  ========  ========
Weighted average shares outstanding used in per
 share calculation................................  91,589    18,790    45,518
                                                   =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LOOKSMART, LTD.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                           Convertible
                            Preferred
                              Stock         Common Stock     Additional                           Total
                          ---------------  ----------------   Paid-In    Other    Accumulated Stockholder's
                          Shares   Amount   Shares   Amount   Capital    Equity     Deficit      Equity
                          -------  ------  --------  ------  ---------- --------  ----------- -------------
Balance at January 1,
 1997...................      --   $ --      90,000  $  90    $  4,900  $    --    $ (2,900)    $  2,090
Common stock issued for
 cash...................      --     --      29,640     30         125       --         --           155
Stockholder
 contribution...........      --     --         --     --        4,855       --         --         4,855
Common stock repurchased
 and
 exchanged for
 warrants...............      --     --    (101,640)  (102)         17        85        --           --
Translation adjustment..      --     --         --     --          --        (39)       --           (39)
Net loss................      --     --         --     --          --        --      (7,514)      (7,514)
                          -------  -----   --------  -----    --------  --------   --------     --------
Balance at December 31,
 1997...................      --     --      18,000     18       9,897        46    (10,414)        (453)
Common stock issued upon
 exercise of options....      --     --         402    --            5       --         --             5
Common stock issued for
 cash...................      --     --       1,057      1           8       --         --             9
Preferred stock issued
 for cash, conversion of
 notes, and as part of
 acquisitions, net of
 costs of $688..........   26,681     26        --     --       11,340       --         --        11,366
Issuance of warrants
 with preferred stock...      --     --         --     --         (770)      770        --           --
Issuance of warrants
 with debt..............      --     --         --     --          --        379        --           379
Issuance of warrants for
 services...............      --     --         --     --          --         31        --            31
Issuance of warrants
 with financing
 agreements.............      --     --         --     --          --        143        --           143
Unearned compensation...      --     --         --     --        1,448    (1,448)       --           --
Amortization of unearned
 compensation...........      --     --         --     --          --        133        --           133
Translation adjustment..      --     --         --     --          --        (16)       --           (16)
Net loss................      --     --         --     --          --        --     (12,858)     (12,858)
                          -------  -----   --------  -----    --------  --------   --------     --------
Balance at December 31,
 1998...................   26,681  $  26     19,459  $  19    $ 21,928  $     38   $(23,272)    $ (1,261)
Preferred stock Series A
 issued for cash........    1,500      2        --     --          531       --         --           533
Preferred stock Series C
 issued for cash, net of
 costs of $29...........   12,083     12        --     --       60,332       --         --        60,344
Unearned Compensation...      --     --         --     --       15,135   (15,135)       --           --
Amortization of unearned
 compensation...........      --     --         --     --          --      9,866        --         9,866
Common stock issued as
 part of Guthy Renker
 acquisition............      --     --       2,550      3      11,472       --         --        11,475
Issuance of warrants as
 part of ITW
 acquisition............      --     --         --     --          --      4,263        --         4,263
Issuance of warrants
 with Series C preferred
 stock..................      --     --         --     --       (1,443)    1,443        --           --
Common stock issued upon
 exercise of options....      --     --       2,616      3         179       --         --           182
Common stock issued as
 part of IPO, net of
 offering costs of
 $9,342.................      --     --       8,855      9      96,900       --         --        96,909
Preferred stock stock
 repurchased............     (555)    (1)       555      1         --        --         --           --
Conversion of preferred
 stock to common stock..  (39,709)   (39)    39,710     39         --        --         --           --
Common stock issued upon
 exercise of warrants...      --     --      12,465     12       5,687    (4,379)       --         1,320
Common stock issued for
 Employee Stock Purchase
 Plan...................      --     --          57     --         584       --         --           584
Unrealized loss on
 securities.............      --     --         --     --          --        (77)       --           (77)
Translation adjustment..      --     --         --     --          --         77        --            77
Net loss................      --     --         --     --          --        --     (64,663)     (64,663)
                          -------  -----   --------  -----    --------  --------   --------     --------
Balance at December 31,
 1999...................      --   $ --      86,267  $  86    $211,305  $ (3,904)  $(87,935)    $119,552
                          =======  =====   ========  =====    ========  ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                                LOOKSMART, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Cash flows from operating activities:
Net loss......................................... $(7,514) $(12,858) $(64,663)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization..................     679       956     7,552
  Amortization of unearned compensation..........     --        133     9,866
  Write-off of in-process research and
   development...................................     --        338       --
  Warrants and other non-cash charges............     --        557       --
  Loss on disposition of equipment...............      12        12       259
  Changes in operating assets and liabilities
    Trade accounts receivable....................     (37)   (2,709)   (6,124)
    Prepaid expenses.............................       5      (781)   (2,919)
    Other assets.................................      (8)     (170)   (3,375)
    Trade accounts payable.......................     254       834     2,677
    Other accrued liabilities and payables.......     236     2,431     8,411
    Deferred revenues............................     --      9,330    11,571
                                                  -------  --------  --------
      Net cash used in operating activities......  (6,373)   (1,927)  (36,745)
                                                  -------  --------  --------
Cash flows from investing activities:
  Acquisitions...................................     --       (907)  (11,489)
  Purchase of short-term investments.............     --        --    (28,038)
  Purchases of property and equipment............    (336)   (1,573)  (11,885)
                                                  -------  --------  --------
      Net cash used in investing activities......    (336)   (2,480)  (51,412)
Cash flows from financing activities:
  Proceeds from stockholder contribution.........   4,855       --        --
  Proceeds from notes............................   1,500     4,952       --
  Repayment of notes.............................     --     (2,327)   (1,500)
  Proceeds from issuance of preferred stock,
   net...........................................     --      5,237    60,887
  Proceeds from sale of equipment under sale
   lease-back agreement..........................     --        --      2,635
  Repayments on equipment lease..................     --        --       (469)
  Proceeds from exercise of common stock
   warrants......................................     --        --      1,321
  Net proceeds from issuance of common stock.....     155        14    97,676
                                                  -------  --------  --------
      Net cash provided by financing activities..   6,510     7,876   160,550
                                                  -------  --------  --------
Effect of exchange rate changes on cash..........     (39)      (16)       77
                                                  -------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................    (238)    3,453    72,470
Cash and cash equivalents, beginning of period...     286        48     3,501
                                                  -------  --------  --------
Cash and cash equivalents, end of period......... $    48  $  3,501  $ 75,971
                                                  =======  ========  ========
Supplemental disclosure of cash flow information
 (Note 12)

  The accompanying notes are an integral part of these consolidated financial statements

                       LOOKSMART, LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

 Nature of Business and Principles of Consolidation

   LookSmart offers its business partners and consumers comprehensive Internet search infrastructure services. LookSmart distributes its proprietary directory to a large number of Internet users through LookSmart owned web properties, as well as our strategic partners, including portals, Internet service providers and media companies.

   The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, Futurecorp International Pty Ltd, BeSeen.com, Inc., LookSmart Netherlands B.V. and LookSmart Holdings (Delaware), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

 Use of Estimates

   The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain prior years' balances have been reclassified to conform with the current year's presentation.

 Fair Value of Financial Instruments

   The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

 Stock Splits

   On December 17, 1997, the Company authorized and implemented a one thousand-for-one stock split. On March 23, 1999, the Company authorized and implemented a four-for-one stock split. On July 23, 1999, the Company authorized and implemented a three-for-two stock split. All share and per share amounts have been retroactively restated to reflect the effect of the stock splits.

 Foreign Currencies

   The balance sheets of the Company's foreign subsidiaries are translated into United States dollars at year end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders' equity and as a component of comprehensive loss.

   Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other expense. Such exchange gains (losses) amounted to $9,000, ($119,000) and $0 for years ended December 31, 1997, 1998 and 1999, respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Cash and Cash Equivalents

   Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Short-Term Investments

   The Company accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires the classification of investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading." The Company invests its excess cash in debt instruments of high-quality corporate issuers. All highly liquid instruments with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. Net unrealized gains or losses, if material, on these investments are reported as a component of comprehensive income (loss) in stockholders' equity, net of tax. There have been no realized gains or losses through December 1999.

 Property and Equipment

   Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

   Computer equipment............................................. 3 years
   Furniture and fixtures......................................... 5 years
   Software....................................................... 2 to 3 years

   Leasehold improvements are amortized on a straight line basis over the shorter of their estimated useful lives or the lease term.

   When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

 Internal Use Software

   The Company accounts for internal use software in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the capitalization criteria of SOP 98-1 the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project. The Company has capitalized software costs of $0 and $443,000 with related accumulated amortization of $0 and $84,000 at December 31, 1998 and 1999, respectively. Capitalized software is accounted for in other assets and is amortized over two years.

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist of the excess of purchase price paid over the fair market value of identified intangible and tangible net assets of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over one to five years depending on the period of expected benefit. The majority

                       LOOKSMART, LTD. AND SUBSIDIARIES
of goodwill and intangible assets are amortized over five years, the period of expected benefit. Valuation of goodwill and intangible assets are reassessed periodically to conform to changes in management's estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management's estimate of future performance.

 Asset Impairment

   Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 has not had an impact on the consolidated financial statements of the Company.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, (APB No. 25) "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

 Net Loss Per Share

   SFAS No. 128 "Earnings per Share," establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as if converted method for convertible preferred stock or the treasury stock method for options and warrants. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an initial public offering, are included in the calculation of basic and diluted net loss per share as if such stock were outstanding for all periods presented.

 Revenue Recognition

   The Company generates revenues from advertising and syndication, licensing and ecommerce/distribution activities. Advertising and syndication revenues are derived from the sale of advertisements on the websites of the Company and its syndication partners who display LookSmart content. Advertising revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's or its partners' online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

   Revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. These transactions are recorded at the fair value of the advertisements provided or received, whichever is more readily determinable. For the years ended December 31, 1997, 1998 and 1999 the Company recognized $94,000, $478,000 and $257,000, respectively, in barter transactions.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, and where no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

   The Company's ecommerce/distribution revenue is generated by the sale of merchandise and the design, construction and hosting of commercial websites. Revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal in the transaction with associated product cost reported as cost of revenues. Revenue is recognized at the time goods are shipped. Revenue from the design and construction of websites is recognized when the website is delivered to the customer, or when the Company's obligation terminates. Hosting revenues are recognized in the period in which hosting occurs.

   In November 1999 the Company entered into a three year distribution agreement with Inktomi Corporation. Under this contract Inktomi may act as a reseller of the Company's database content and would share a portion of these revenues with the Company. The contract provides for an annual minimum of such revenues from Inktomi and for a start up fee and per query fee from each third party customer to whom Inktomi resells the database content. The start up fees are recognized as revenue over the term of the third party customer relationship. The per query fees are recognized as revenue at the time the query results are served. As of December 31, 1999, there have been no resale transactions consummated by Inktomi.

 Advertising Costs

   Advertising costs are charged to sales and marketing expenses as incurred and amounted to $938,000, $256,000 and $13.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

 Product Development Costs

   Costs incurred in the classification and organization of listings within the unique URL database and the development of new products and enhancements to existing products are charged to expense as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

 Comprehensive Income

   The Company has adopted the accounting treatment prescribed by SFAS No. 130, "Comprehensive Income." The components of the Company's "Comprehensive income (loss)" includes no provision for United States income taxes.

 Concentration of Credit Risk and Business Risk

   The Company's short-term investments are managed by one institution.

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company maintains a reserve for doubtful accounts receivable based upon expected collectibility of accounts receivable. The Company has advertising contracts with a number of early stage internet companies that may suffer cash flow problems.

   As of December 31, 1999, one receivable from a related party in our ecommerce/distribution segment accounted for 11% of the total trade receivables. As of December 31, 1998, one customer in our advertising and syndication segment accounted for 13% of total accounts receivable.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   One customer in our licensing segment individually accounted for approximately 0%, 32%, and 39% of total revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

   Two customers in our advertising and syndication segment individually accounted for approximately 36% and 20% of total revenues for the year ended December 31, 1997. The same two customers individually accounted for approximately 22% and 0% of total revenues for the year ended December 31, 1998. We had no revenues from these same two customers for the year ended December 31, 1999.

   The Internet navigation market is highly competitive. The success of the Company is dependent upon its ability to raise capital, generate traffic and advertising revenues, and attract and retain key personnel.

   Factors that may materially and adversely affect the Company's future operating results include: demand for and market acceptance of the Company's products and services; introduction of products and services or enhancements by the Company; timely expansion of capacity constraints of software and infrastructure; retention of key personnel; reliable continuity of operating performance; identification and adoptions to rapidly changing Internet technologies and evolving industry standards; conditions specific to the Internet industry and other general economic factors; and new government legislation and regulation.

 Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in three segments: advertising and syndication, licensing and ecommerce/distribution. In the Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues along these three segments based on the services currently provided by each. With the exception of accounts receivable, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1998 and 1999, accounts receivable by segments are as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
   Advertising and syndication.................................. $3,022  $8,368
   Licensing....................................................    --      269
   Ecommerce/distribution.......................................    --      992
                                                                 ------  ------
   Total........................................................  3,022   9,629
   Allowance for doubtful accounts..............................   (127)   (610)
                                                                 ------  ------
   Accounts receivable, net..................................... $2,895  $9,019
                                                                 ======  ======

   As of December 31, 1998 and 1999, deferred revenue by segments are as follows (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Advertising and syndication.................................. $  508 $   239
   Licensing....................................................  8,822  18,597
   Ecommerce/distribution.......................................    --    2,788
                                                                 ------ -------
   Total........................................................ $9,330 $21,624
                                                                 ====== =======

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded in current earnings or other comprehensive income. The Company has not held any derivative instruments or participated in any hedging activities and anticipates the adoption of this standard will not materially impact the Company's financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 becomes effective for the second quarter of the year ending December 31, 2000. The Company is in the process of determining the impact that adoption of SAB 101 will have on the consolidated financial statements.

   In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting for Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for years ended December 31, 2000. The Company believes that the adoption of EITF 99-17 will not have a material effect on its consolidated financial statements.

2. Property and Equipment:

   Property and equipment consisted of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Computer equipment........................................... $2,240 $ 9,332
   Furniture and fixtures.......................................    207   1,382
   Software.....................................................    130   2,751
   Leasehold improvements.......................................     77     865
                                                                 ------ -------
                                                                  2,654  14,330
   Less accumulated depreciation and amortization...............    675   2,735
                                                                 ------ -------
   Property and equipment, net.................................. $1,979 $11,595
                                                                 ====== =======

   Cost and accumulated depreciation related to assets under capital lease obligations at December 31, 1999 were $2.6 million and $272,000, respectively. No assets were subject to capital lease prior to 1999. Depreciation expense was $269,000, $351,000, and $2.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

3. Other Accrued Liabilities

                                                                  December 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
                                                                 (in thousands)
   Accrued expenses and other current liabilities:
   Accrued compensation and related expenses...................  $  302 $ 1,485
   Accrued content, connect, and other costs...................     538   1,664
   Accrued sales and marketing related expenses................     181   3,167
   Accrued professional service expenses.......................   1,123   1,366
   Commitment to former shareholders of Futurecorp.............     --    1,958
   Other.......................................................     729   3,275
                                                                 ------ -------
                                                                 $2,873 $12,915
                                                                 ====== =======

                       LOOKSMART, LTD. AND SUBSIDIARIES

4. Notes Payable:

   In September 1997, the Company issued a note payable for $1.5 million to a stockholder. Interest was charged at the rate of 10% per annum and was payable quarterly starting September 30, 1998. The Company repaid the note in June 1999.

   From January to April 1998, the Company issued convertible promissory notes in the principal amount of $2.9 million to investors of the Company. All notes bore interest at 10% per annum and included an issuance of 2,510,412 Series A preferred stock warrants (Note 6). In May 1998, in accordance with the terms of these notes, outstanding principal of $2.1 million was converted into Series A preferred stock; outstanding principal and interest of $505,000 was converted into Series B preferred stock and outstanding principal of $250,000 was repaid to a note holder.

   In September 1998, the Company entered into a financing agreement with Microsoft to borrow up to $11.9 million at an interest rate of 8% per annum. In December 1998, pursuant to a licensing agreement with Microsoft, this note was applied as an offset against the payments due under that license agreement and was recorded as deferred revenue of $11.4 million on the Company's balance sheet. Warrants to purchase 480,000 shares of common stock at an exercise price of $0.6275 per share were issued in conjunction with the financing agreement. These warrants expire in September 2003. The fair value of these warrants was recorded as interest expense over the term the financing agreement was effective.

5. Income Taxes:

   The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes of $166,000, $146,000, and $470,000 for the years ended December 31, 1997, 1998, and 1999 applies to the Company's foreign subsidiaries.

   The primary components of the net deferred tax asset are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
   Deferred tax asset:
   Net operating losses...................................... $ 4,699  $ 26,950
   Deferred revenue..........................................   3,637       --
   Depreciation and amortization.............................     391       975
   Accrual and reserves......................................     110       624
   Compensation..............................................     --        517
                                                              -------  --------
   Total deferred tax assets.................................   8,837    29,066
   Deferred tax liability....................................      (3)      --
                                                              -------  --------
   Net deferred tax asset....................................   8,834    29,066
   Less: valuation allowance.................................  (8,834)  (29,066)
                                                              -------  --------
                                                              $   --   $    --
                                                              =======  ========

   As of December 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately of $70.0 million and $65.0 million for federal and state tax purposes, respectively. Pursuant to the provisions of

                       LOOKSMART, LTD. AND SUBSIDIARIES

Section 382 of the Internal Revenue Code, utilization of the NOLs are subject to annual limitations through 2011 due to a greater than 50% change in the ownership of the Company which occurred during fiscal years 1997 and 1998. These loss carryforwards expire from 2004 to 2019.

6. Commitments:

 Operating Leases and Advertising and Marketing Commitments

   The Company leases office space under non-cancelable operating leases which expire at various dates through the year 2009. The Company has also entered into non-cancelable advertising and marketing programs with contracts which expire at various dates through the year 2004. In June 1999, the Company entered into several advertising and marketing agreements.

   Future minimum payments under all operating leases and advertising and marketing programs at December 31, 1999 are as follows (in thousands):

                                                           Year ending December
                                                                    31:
                                                           ---------------------
                                                                     Advertising
                                                                         And
                                                           Operating  Marketing
                                                            Leases   Commitments
                                                           --------- -----------
   2000...................................................  $ 5,047    $ 4,372
   2001...................................................    4,910      4,507
   2002...................................................    4,699      2,800
   2003...................................................    4,446      1,450
   2004...................................................    4,405      1,215
   Thereafter.............................................   22,508        --
                                                            -------    -------
   Total..................................................  $46,015    $14,344
                                                            =======    =======

   Rent expense under all operating leases for the years ended December 31, 1997, 1998 and 1999 amounted to $215,000, $508,000 and $1.9 million, respectively. Under the terms of the primary office lease agreement, the Company has two consecutive options to extend the term, each for a five year period.

 Capital Leases

   In February 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment with a total commitment of $2.0 million which is accounted for as a capital lease. The Company has pledged as collateral certain computer equipment. At December 31, 1999 total credit remaining available to the Company under the agreement was $300,000.

   In December 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment. The Company has pledged as collateral certain computer equipment. At December 31, 1999 the Company had drawn down the entire $898,000 credit available under the terms of the agreement.

   No gain or loss was recognized on these transactions. Depreciation on properties sold and leased back has been reflected in accordance with the Company's normal accounting practices.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   Future minimum lease payments under capital leases at December 31, 1999 are as follows (in thousands):

   Year ending December 31,
     2000.............................................................. $ 1,015
     2001..............................................................   1,015
     2002..............................................................     605
                                                                        -------
   Total minimum lease payments........................................   2,635
   Less: Interest......................................................    (469)
                                                                        -------
   Present value of net minimum lease payments.........................   2,166
   Less current portion................................................    (743)
                                                                        -------
   Capital lease obligation--long-term................................. $ 1,423
                                                                        =======

7. Stockholders' Equity:

 Financings

   Through April of 1999, the Company issued Series A, B, C, and 1 Junior convertible preferred stock. Total cash proceeds from the issuance of convertible preferred stock, net of $717,000 issuance costs, amounted to $66.1 million. The Series 1 Junior convertible preferred stock was issued as part of the consideration for the acquisition of BeSeen.com, Inc. On August 19, 1999, LookSmart completed its initial public offering of 8,855,000 shares of common stock, including 1,155,000 shares issued in connection with the exercise of the underwriters' over-allotment option. All shares were issued at an offering price of $12.00 per share. Upon closing of the initial public offering, 39,708,978 shares of outstanding convertible preferred stock were converted into common stock. Net proceeds from the offering after underwriting discounts and commissions and offering expenses of $9.3 million were approximately $96.9 million.

 Convertible Preferred Stock

   Convertible preferred stock issued and outstanding immediately prior to the Company's initial public offering was as follows:

                                                          Designated Outstanding
                                                          ---------- -----------
                                                              (in thousands)
   Series A..............................................   11,888      7,853
   Series B..............................................   14,328     14,328
   Series C..............................................   12,590     12,083
   Series 1 Junior.......................................    6,000      5,445
                                                                       ------
   Total convertible preferred...........................              39,709
                                                                       ======

   The Company's charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 1999, no shares of preferred stock were issued or outstanding.

 Treasury Stock

   In August 1999, the Company repurchased 554,913 shares of Series 1 Junior preferred stock which have been recorded as treasury stock.

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Warrants

   From 1997 through 1999, the Company issued warrants to purchase 14,384,923 shares of common and preferred shares at exercise prices ranging from $0.00017 to 5.00 per share. All of these warrants were exercised in 1999. These warrants were issued in connection with preferred stock issuances and acquisitions. The fair values of these warrants are recorded as issuance costs or as part of the related acquisition purchase price.

   In 1998, the Company issued warrants to purchase 2,510,412 shares of Series A preferred stock at $0.35625 per share in connection with the issuance of convertible notes payable (Note 4). During 1998, 1,500,000 of these warrants were exercised. The remaining warrants are exercisable until their expiration March 2005. The fair value of the warrants was recorded as interest expense over the period the notes were outstanding.

   In 1998, the Company issued a warrant to purchase 1,500,000 shares of common stock at an exercise price of $2.50 per share as part of a strategic alliance. The warrant is currently outstanding and expires in May 2003. The exercise price exceeded the deemed fair value of the underlying stock at the date of grant resulting in no impact on earnings.

   In 1998, the Company issued a warrant to purchase up to 480,000 shares of common stock at an exercise price of $0.41833 per share in connection with a financing agreement. This warrant was exercised in Feburary 2000.

   In 1999, the Company granted warrants to purchase 120,000 shares of common stock at $1.25 per share to two individuals in connection with their employment. As of December 31, 1999, 38,125 of these warrants had been exercised. Of the remaining 81,875 warrants, 18,125 are vested. The warrants vest at a rate of 3,750 shares per month provided the individuals continue to be employees of the Company. These warrants expire in June 2004. The Company recorded deferred compensation of $1,218,000 for the difference between exercise price and the fair market value of the underlying common stock at the date of grant under APB No. 25.

   As of December 31, 1999, 3,008,537 warrants outstanding are exercisable. The following table sets forth warrants outstanding as of December 31, 1999 (in thousands, except for per share data):

                                         Number of Exercise price
   Date of grant                         warrants    per share       Expires
   -------------                         --------- -------------- --------------
   March 1998...........................   1,010       $0.36      March 2005
   May 1998.............................   1,500       $2.50      May 2003
   September 1998.......................     480       $0.42      September 2003
   June 1999............................      82       $1.25      June 2004

 Stock Option Plan

   In December 1997, in connection with a stock split, the Company canceled the 1996 Stock Option Plan and all options granted thereunder. In December 1997, the Company approved the 1998 Stock Option Plan (the Plan). The Company has reserved 9,750,000 and 20,850,000 shares of common stock for issuance under the Plan at December 31, 1998 and December 31, 1999, respectively. Options generally become exercisable over a four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, directors and consultants.

   As of December 31, 1999, 11,485,703 options were issued and 6,338,449 shares remained available for grant under the Company's plan.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

                                                                        Weighted
                                                                        Average
                                                            Outstanding Exercise
                                                              Options    Price
                                                             Number of    Per
                                                              Shares     Share
                                                            ----------- --------
   Balance at December 31, 1996                                             --
     Granted...............................................   13,401    $0.0047
     Canceled..............................................   (8,964)   $0.0002
                                                              ------
   Balance at December 31, 1997............................    4,437    $0.0095
     Granted...............................................    5,514    $0.1620
     Canceled..............................................     (618)   $0.0246
     Exercised.............................................     (402)   $0.0095
                                                              ------
   Balance at December 31, 1998............................    8,931    $0.1026
     Granted...............................................    6,790    $8.5255
     Canceled..............................................   (1,611)   $1.1740
     Exercised.............................................   (2,624)   $0.0696
                                                              ------
   Balance at December 31, 1999............................   11,486    $4.9394
                                                              ======

   The Company accounts for employee stock options under APB No. 25 and related Interpretations. For the years ended December 31, 1998 and 1999, the Company recorded deferred compensation of $1.5 million and $15.1 million respectively, for stock option grants where the deemed fair value of the option at grant date was in excess of the exercise price.

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding          Options Exercisable
                          ------------------------------------- --------------------
                            Number                     Weighted   Number    Weighted
                          Outstanding Weighted Average Average  Exercisable Average
                             as of       Remaining     Exercise    as of    Exercise
Range of Exercise Prices   12/31/99   Contractual Life  Price    12/31/99    Price
------------------------  ----------- ---------------- -------- ----------- --------
$0.0095-0.5000..........   5,545,128        8.57       $ 0.1417  1,773,427  $ 0.0957
 1.2500-5.0000..........   3,699,125        9.21         2.0610     36,375    1.2500
 7.3333-12.0000.........   1,148,250        9.50         9.6127     29,749    7.9636
 27.4375-34.6250........   1,093,200        9.92        34.1062      1,241   34.0000
                          ----------                             ---------
$0.0095-34.6250.........  11,485,703        9.00       $ 4.9394  1,840,792  $ 0.2686

   As of December 31, 1997 and 1998, there were 999 and 1,771,311 options exercisable, respectively.

   The following information concerning the Company's stock options plan is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1997  1998  1999
                                                               ----  ----  ----
   Expected volatility........................................    0%    0%  104%
   Risk-free interest rate.................................... 5.72% 5.18% 5.05%
   Expected lives (years).....................................    5     5     5
   Expected dividend yield....................................  --    --    --

                       LOOKSMART, LTD. AND SUBSIDIARIES

   The weighted average fair value for options granted was $.00273, $.30013 and $7.819 for 1997, 1998 and 1999, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees and with a volatility of 104%. The fair value of options granted to consultants is recorded as consulting expense as services are provided.

   The pro forma net loss for the Company for 1997, 1998 and 1999 is as follows (in thousands, except per share data):

                                                    1997      1998      1999
                                                   -------  --------  --------
   Net Loss
     As reported.................................. $(7,514) $(12,858) $(64,663)
     Pro forma.................................... $(7,515) $(12,933) $(70,588)
   Basic and Diluted net loss per share
     As reported.................................. $ (0.08) $  (0.68) $  (1.42)
     Pro forma.................................... $ (0.08) $  (0.69) $  (1.55)

   These pro forma results are not necessarily indicative of results which may be expected in the future as additional grants are made each year and options vest over several years.

 Employee Stock Purchase Plan

   In 1999, the shareholders approved the 1999 Employee Stock Purchase Plan. A total of 750,000 shares of common stock have been reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. As of December 31, 1999, 57,331 shares have been issued under the 1999 Purchase Plan.

8. Other Equity Items:

   Other equity items consists of the following (in thousands):

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
   Warrants.................................................. $ 1,408  $ 2,735
   Unearned Compensation.....................................  (1,315)  (6,584)
   Unrealized loss on securities.............................     --       (77)
   Translation adjustments...................................     (55)      22
                                                              -------  -------
                                                              $    38  $(3,904)
                                                              =======  =======

9. Microsoft Contract:

   The Company entered into a five year, fixed-fee contract with Microsoft Corporation. Under the terms of this contract, the Company has licensed its proprietary database and is obligated to add a certain number of URLs ratably over the contract term. Microsoft may specify the content for approximately half the required URL delivery. Through December 31, 1999, the Company has met all URL delivery requirements under the contract to date. The Company recognizes revenues under this contract ratably as access to URLs is delivered and no further obligation for performance or refund exists. Under the terms of the contract, beginning in June 2000 either party may terminate the agreement for any reason on six months' notice.

   Under the contract, the Company received an up-front, nonrefundable fee of $30.0 million and receives quarterly payments throughout the contract term. Payments received in advance of performance under the contract are recorded as deferred revenues. As of December 31, 1999, deferred revenue relating to the Microsoft contract was $18.5 million.

                       LOOKSMART, LTD. AND SUBSIDIARIES

10. Net Loss Per Share:

   In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except share amounts):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
   Numerator-Basic and diluted:
     Net loss..................................... $(7,514) $(12,858) $(64,663)
   Denominator-Basic and diluted:
     Weighted average common shares outstanding...  91,589    18,790    45,518
   Basic and diluted loss per share............... $ (0.08) $  (0.68) $  (1.42)

   In September 1997, the Company reorganized its capital structure by repurchasing 101,640,000 shares of its common stock. Options and warrants to purchase common and preferred shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The dilutive securities included weighted average common stock equivalents relating to preferred stock, stock options and warrants to purchase common and preferred shares and are as follows (in thousands):

                                                            Year Ended December
                                                                    31,
                                                            --------------------
                                                             1997   1998   1999
                                                            ------ ------ ------
   Preferred stock.........................................    --  26,681    --
   Options.................................................  4,437  8,931 11,486
   Warrants................................................  9,000 16,515  3,072
                                                            ------ ------ ------
   Total dilutive shares................................... 13,437 52,127 14,558
                                                            ====== ====== ======

11. Acquisitions:

   All of the transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company's results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition dates.

   On October 23, 1998, the Company acquired all of the outstanding stock of BeSeen.com, Inc. (BeSeen), a privately held company, for $907,000 cash, including acquisition costs of $157,000, and the issuance of 6,000,000 shares of Series 1 Junior preferred stock. At the acquisition date, the Series 1 Junior preferred stock was valued at $0.583 per share. The total purchase price was $4.4 million, of which $3.9 million was allocated to goodwill and intangible assets.

   On April 9, 1999, the Company acquired certain assets and liabilities of Guthy-Renker Internet, LLC in exchange for $5.0 million cash and 2,550,000 shares of the Company's common stock. At the date of acquisition, the common shares were valued at $4.50 each. The total purchase price of this transaction was $17.3 million including direct costs and expenses related to the acquisition, of which $17.2 million were allocated to goodwill and intangible assets.

   On June 9, 1999, the Company acquired substantially all of the assets and liabilities of ITW NewCorp, Inc. in exchange for $5 million cash and warrants to purchase 420,000 shares of the Company's common stock at $1.25. At the date of acquisition, the common shares were valued at $11.40 each. The total purchase price of this transaction was $9.3 million, including direct costs and expenses related to the acquisition, all of which were recorded as goodwill.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   On December 22, 1999, the Company acquired 14.5% of the outstanding voting stock of Dstore Pty Ltd, (Dstore) a privately held company, for $328,000. This transaction was accounted for as an investment using the cost method of accounting. The investment is stated at cost as of December 31, 1999.

   On December 30, 1999, the Company acquired stock which controls 52% of the outstanding voting rights of Futurecorp International Pty Ltd (Futurecorp), a privately held company, for $1,840,000 cash and the committed issuance of 71,870 shares of common stock. The Company is entitled to appoint two of the four Futurecorp directors, and through its appointed directors controls four of the total six board votes. At the acquisition date, the Company's common stock was valued at $27.25 per share. This transaction was accounted for as a purchase, and its results have been consolidated as of December 31, 1999. The total purchase price of $3.8 million was allocated to goodwill and intangible assets.

 Pro Forma Disclosure of Significant Acquisitions (Unaudited)

   The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if BeSeen.com, GRI and ITW had been purchased by the Company as of January 1, 1998, after including the impact of certain adjustments, such as increased amortization expense due to recording of intangible assets:

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (in thousands,
                                                             except per share
                                                                   data)
   Revenues................................................. $ 24,184  $ 52,592
   Net income...............................................  (15,601)  (66,514)
   Basic and diluted net income per share...................    (0.73)    (1.44)

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

12. Supplemental Disclosure of Cash Flow Information (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................... $    24 $   274 $   168
                                                        ======= ======= =======
    Income taxes.......................................      --     --  $   174
                                                        ======= ======= =======
  Noncash investing and financing activities:
  Conversion of notes payable to stock.................      -- $ 2,630     --
                                                        ======= ======= =======
  Note payable converted to deferred revenue under
   license agreement...................................      -- $11,385     --
                                                        ======= ======= =======
  Issuance of stock for acquisitions...................      -- $ 3,663 $15,738
                                                        ======= ======= =======

13. Related Party Transactions:

   The Company receives licensing revenues from Cox Interactive Media, Inc., a stockholder of the Company, for the design and licensing of LookSmart database content used on Cox Interactive websites. Revenues from Cox Interactive Media, Inc. amounted to $0, $538,000 and $55,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   The Company has a distribution agreement with Guthy Renker Corporation
(GRC), one of the Company's stockholders. At December 31, 1999, the Company had a receivable of $980,000 from GRC resulting from the distribution agreement. Additionally, during 1999, the Company paid GRC $131,000 for rent and administration support.

   The Company had an agreement with Shim & Sons Enterprises, Inc., which is owned by an individual who is one of the Company's stockholders and an employee. During 1999, the Company paid $108,000 to Shim & Sons Enterprises, Inc.

14. Subsequent Events:

   In February 2000, the Company signed an equally-owned joint venture agreement with British Telecommunications (BT). The joint venture will develop and operate Internet portals in Europe and Asia. The Company is obligated to fund 50% of the joint venture's operating cash flow requirements, and will reflect its share of the joint venture's income or loss as a non-operating item using the equity method of accounting. Under the terms of the agreement, BT has extended, and the Company has borrowed the full amount of, a $50.0 million credit facility with interest at 20% per annum. Draw downs on the credit facility are convertible into common stock of the Company at $35.00 per share at BT's discretion.

   In January 2000, the Company entered into two agreements to sublease certain office space under lease. Both sublease agreements expire in 2000. The Company's total rent receipts under these two agreements will be $1.6 million in 2000.

   On February 25, 2000, we completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol "LOK". We completed the listing in order to enable investors that are required to invest only in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. We did not issue any new securities in connection with, or receive any proceeds from, the issuance of the CDIs. Each CDI is exchangeable into 0.05 shares of LookSmart common stock at the option of the holder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 2000 annual meeting of stockholders (the "1999 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

   The information required under this item may be found in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required under this item may be found in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under this Item may be found in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

   (1) Index to Financial Statements.

                                                                           Page
                                                                           ----
     Report of Independent Accountants...................................   41

     Consolidated Balance Sheets at December 31, 1998 and 1999...........   42

     Consolidated Statements of Operations and Comprehensive Loss for the
      years ended
      December 31, 1997, 1998, and 1999..................................   43

     Consolidated Statements of Stockholders' Equity (Deficit) for the
      years ended December 31, 1997, 1998, 1999..........................   44

     Consolidated Statements of Cash Flows for the years ended December
      31, 1997, 1998, and 1999...........................................   45

     Notes to Consolidated Financial Statements..........................   46

     Schedule II--Valuation and Qualifying Accounts......................   65

     All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

  (c) Exhibits.

    3.1*   Restated Certificate of Incorporation

    3.2*   Bylaws

    4.1**  Form of Specimen Stock Certificate

    4.2*   Second Amended and Restated Investor Rights Agreement dated March
            24, 1999

   10.1*   Form of Indemnification Agreement entered into between the
            Registrant and each of its directors and officers

   10.2*   Amended and Restated 1998 Stock Plan

   10.3*   1999 Employee Stock Purchase Plan

   10.4+*  License and Update Agreement with Microsoft Corporation

   10.5+*  Asset Purchase Agreement with Guthy-Renker Internet LLC

   10.6+*  Development Agreement with Cox Interactive Media, Inc.

   10.7+*  Premier Positions on US Search Pages with Netscape Communications
            Corporation

   10.8+** 1999-2000 U.S. Net Search Premier Provider Agreement with Netscape
            Communications Corporation

   10.9+*  PBS Group Sponsorship Agreements

   10.10*  Lease Agreement with 487 Bryant Street, LLC for property located at
            487 Bryant Street, San Francisco, California, dated May 4, 1998

   10.11*  Sublease Agreement with Jaran, Inc. for property located at 275
            Brannan Street, San Francisco, California, dated April 30, 1999

   10.12* Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

   10.13*  Consent to Sublease Agreement with Ninety Park Property LLC, and
            First Manhattan Consulting Group Inc. for property located at 90
            Park Avenue, New York, New York, dated October 22, 1998

   10.14* Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

   10.15*  Lease Agreement with Tonicalon Pty Limited for property located at
            Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated
            June 1, 1999

   10.16*  Summary Plan Description of 401(k) Plan

   10.17++ Joint Venture Agreement between the Registrant, Transceptgate Ltd.,
            BT LookSmart Ltd., LookSmart (Barbados), Inc. and British
            Telecommunications Plc dated February 15, 2000

   10.18++ Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart
            (Barbados), Inc. dated February 15, 2000

   10.19   Loan Letter Agreement between the Registrant and Transceptgate Ltd.
            dated February 15, 2000

   21.1*   List of Subsidiaries

   23.1    Consent of PricewaterhouseCoopers LLP

   24.1    Power of Attorney (contained in the signature page to this Annual
            Report)

   27.1    Financial Data Schedule

--------
(*) Filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.

(**) Filed in connection with the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(***) Filed in connection with the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on August 10, 1999.

(+) Confidential treatment has been granted with respect to portions of the exhibit.

(++) Confidential treatment has been requested with respect to portions of the exhibit.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

   Our audits of the consolidated financial statements referred to in our report dated January 26, 2000, except as to Note 14, which is as of February 25, 2000, appearing in the 1999 Annual Report to Stockholders of LookSmart, Ltd. and Subsidiaries in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 26, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                        LOOKSMART, LTD. AND SUBSIDIARIES

                                           Balance  Charged             Balance
                                             at     to Costs            at End
                                          Beginning   and                 of
Description                               of Period Expenses Deductions Period
-----------                               --------- -------- ---------- -------
Year ended December 31, 1997:
Deferred tax valuation allowance.........  $  986   $ 3,191    $ --     $ 4,177
                                           ------   -------    -----    -------
 Total...................................  $  986   $ 3,191    $ --     $ 4,177
                                           ======   =======    =====    =======
Year ended December 31, 1998:
Allowance for doubtful accounts..........  $  --    $   127    $ --     $   127
Deferred tax valuation allowance.........   4,177     4,657      --       8,834
                                           ------   -------    -----    -------
 Total...................................  $4,177   $ 4,784    $ --     $ 8,961
                                           ======   =======    =====    =======
Year ended December 31, 1999:
Allowance for doubtful accounts..........  $  127     1,203    $ 787    $   543
Deferred tax evaluation allowance........   8,834    20,232      --      29,066
                                           ------   -------    -----    -------
 Total...................................  $8,961   $21,435    $ 787    $29,609
                                           ======   =======    =====    =======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 29, 2000:

                                          LOOKSMART, LTD.

                                                      /s/ Ned Brody
                                          By: _________________________________
                                                 Ned Brody, Chief Financial
                                                          Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin Roberts and Evan Thornley, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----


        /s/ Evan Thornley            Chairman of the Board,        March 29, 2000
____________________________________  Chief Executive Officer
           Evan Thornley              (Principal Executive
                                      Officer)


          /s/ Ned Brody              Chief Financial Officer       March 29, 2000
____________________________________  (Principal Financial and
             Ned Brody                Accounting Officer)


        /s/ Tracey Ellery            President and Director        March 29, 2000
____________________________________
           Tracey Ellery


       /s/ Anthony Castagna          Director                      March 29, 2000
____________________________________
          Anthony Castagna


      /s/ Mariann Byerwalter         Director                      March 29, 2000
____________________________________
         Mariann Byerwalter


         /s/ Robert Ryan             Director                      March 29, 2000
____________________________________
            Robert Ryan


       /s/ Scott Whiteside           Director                      March 29, 2000
____________________________________
          Scott Whiteside

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.1*   Restated Certificate of Incorporation

  3.2*   Bylaws

  4.1**  Form of Specimen Stock Certificate

  4.2*   Second Amended and Restated Investor Rights Agreement dated March 24,
          1999

 10.1*   Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

 10.2*   Amended and Restated 1998 Stock Plan

 10.3*   1999 Employee Stock Purchase Plan

 10.4+*  License and Update Agreement with Microsoft Corporation

 10.5+*  Asset Purchase Agreement with Guthy-Renker Internet LLC

 10.6+*  Development Agreement with Cox Interactive Media, Inc.

 10.7+*  Premier Positions on US Search Pages with Netscape Communications
          Corporation

 10.8+** 1999-2000 U.S. Net Search Premier Provider Agreement with Netscape
          Communications Corporation

 10.9+*  PBS Group Sponsorship Agreements

 10.10*  Lease Agreement with 487 Bryant Street, LLC for property located at
          487 Bryant Street, San Francisco, California, dated May 4, 1998

 10.11*  Sublease Agreement with Jaran, Inc. for property located at 275
          Brannan Street, San Francisco, California, dated April 30, 1999

 10.12*  Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5,
          1999

 10.13*  Consent to Sublease Agreement with Ninety Park Property LLC, and First
          Manhattan Consulting Group Inc. for property located at 90 Park
          Avenue, New York, New York, dated October 22, 1998

 10.14* Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated
          September 1, 1998

 10.15*  Lease Agreement with Tonicalon Pty Limited for property located at
          Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated
          June 1, 1999

 10.16*  Summary Plan Description of 401(k) Plan

 10.17++ Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT
          LookSmart Ltd., LookSmart (Barbados), Inc. and British
          Telecommunications Plc dated February 15, 2000

 10.18++ Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart (Barbados),
          Inc. dated February 15, 2000

 10.19   Loan Letter Agreement between the Registrant and Transceptgate Ltd.
          dated February 15, 2000

 21.1*   List of Subsidiaries

 23.1    Consent of PricewaterhouseCoopers LLP

 24.1    Power of Attorney (contained in the signature page to this Annual
          Report)

 27.1    Financial Data Schedule

--------
(*) Filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.

(**) Filed in connection with the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(***) Filed in connection with the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on August 10, 1999.

(+) Confidential treatment has been granted with respect to portions of the exhibit.

(++) Confidential treatment has been requested with respect to portions of the exhibit.