Form 10-Q
period 2000-03-31
LOOKSMART LTD
filed 2000-05-15
CIK 1077866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2000

                                      OR

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Transition Period from                to
                       .

                       Commission File Number: 000-26357

                               ----------------

                                LOOKSMART, LTD.
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                      13-3904355
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               625 Second Street
                        San Francisco, California 94107
             (Address of Principal Executive Offices and Zip Code)

                                (415) 348-7000
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 10, 2000, there were 89,208,340 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION

 ITEM 1: Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and March 31, 2000.............................................     3

         Condensed Consolidated Statements of Operations for the three
          months ended March 31, 1999 and 2000..........................     4

         Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 2000..........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 ITEM 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    10

 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....    24

 PART II OTHER INFORMATION

 ITEM 1: Legal Proceedings..............................................    25

 ITEM 2: Changes in Securities and Use of Proceeds......................    25

 ITEM 3: Defaults Upon Senior Securities................................    25

 ITEM 4: Submission of Matters to a Vote of Security Holders............    25

 ITEM 5: Other Information..............................................    26

 ITEM 6: Exhibits and Reports on Form 8-K...............................    26

 ITEM 7: Signatures.....................................................    27

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LOOKSMART, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        December 31,  March 31,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................   $ 75,971    $  71,652
  Restricted cash......................................         --       50,000
  Short term investments...............................     28,038       13,008
  Trade accounts receivable, net.......................      8,039       12,064
  Accounts receivable from related parties.............        980        3,329
  Other current assets.................................      4,675        7,617
                                                          --------    ---------
    Total current assets...............................    117,703      157,670
Property and equipment, net............................     11,595       12,512
Goodwill and intangible assets, net....................     29,301       27,364
Other assets...........................................      2,920        3,070
                                                          --------    ---------
Total assets...........................................   $161,519    $ 200,616
                                                          ========    =========

          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilites:
  Trade accounts payable...............................   $  4,002    $   2,282
  Other accrued liabilities............................     12,915       16,118
  Deferred revenue.....................................     16,705       16,828
  Income taxes payable.................................        650          465
  Capital lease obligations--current portion...........        743          731
                                                          --------    ---------
    Total current liabilities..........................     35,015       36,424

Deferred revenue.......................................      4,919        2,175
Capital lease obligations..............................      1,423        1,326
Credit facility--joint venture partner.................         --       50,000
Minority interest......................................        610          422
Note payable...........................................         --          465
Other liabilities......................................         --        1,736
                                                          --------    ---------
    Total liabilities..................................     41,967       92,548

Stockholders' equity:
Capital stock..........................................         86           89
Additional paid-in capital.............................    211,305      214,212
Deferred stock compensation and other..................     (3,904)      (4,515)
Accumulated deficit....................................    (87,935)    (101,718)
                                                          --------    ---------
    Total stockholders' equity.........................    119,552      108,068
                                                          --------    ---------
    Total liabilities and stockholders' equity.........   $161,519    $ 200,616
                                                          ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
                                                                (unaudited)
Revenues:
  Advertising and syndication............................... $ 2,191  $ 12,266
  Licensing.................................................   4,389     5,367
  Ecommerce/distribution....................................      --     3,867
                                                             -------  --------
    Total revenues..........................................   6,580    21,500

Cost of revenues:
  Advertising and syndication...............................     318       953
  Ecommerce/distribution....................................      --     1,888
                                                             -------  --------
    Total cost of revenues..................................     318     2,841
                                                             -------  --------
Gross profit................................................   6,262    18,659

Operating expenses:
  Sales and marketing (exclusive of deferred stock
   compensation of 186 and 486 in the three months ended
   March 31, 1999 and 2000, respectively)...................   6,422    16,717
  Product development (exclusive of deferred stock
   compensation of 376 and 300 in the three months ended
   March 31, 1999 and 2000, respectively)...................   3,884     8,609
  General and administrative (exclusive of deferred stock
   compensation of 227 and 468 in the three months ended
   March 31, 1999 and 2000, respectively)...................   1,615     2,866
  Amortization of goodwill and intangibles..................     395     1,945
  Amortization of deferred stock compensation...............     789     1,254
                                                             -------  --------
    Total operating expenses................................  13,105    31,391
                                                             -------  --------
    Loss from operations....................................  (6,843)  (12,732)

Non-operating income (expense):
    Interest income, net....................................      19       382
    Share of joint venture loss.............................      --    (1,574)
                                                             -------  --------
    Loss before income taxes................................  (6,824)  (13,924)
Income taxes................................................      52        47
Minority interest...........................................      --      (188)
                                                             -------  --------
    Net loss................................................  (6,876)  (13,783)

Other comprehensive income (loss):
  Change in unrealized loss on securities during the
   period...................................................      --         8
  Change in foreign currency translation adjustment during
   the period...............................................       7       (52)
                                                             -------  --------
    Comprehensive loss...................................... $(6,869) $(13,827)
                                                             =======  ========
Basic and diluted net loss per share........................ $ (0.35) $  (0.16)
                                                             =======  ========
Weighted average shares outstanding used in per share
 calculation................................................  19,459    86,676
                                                             =======  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                                (unaudited)
Cash flows from operating activities:
  Net loss.................................................  $ (6,876) $(13,783)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization..........................       632     2,882
    Amortization of deferred stock compensation............       789     1,254
    Changes in operating assets and liabilities:
      Trade accounts receivable............................   (13,651)   (3,673)
      Other assets.........................................      (243)   (5,793)
      Trade accounts payable...............................       183    (1,720)
      Other accrued liabilities and payables...............     1,073     4,754
      Deferred revenues....................................    14,255    (2,621)
      Minority interest....................................        --      (188)
                                                             --------  --------
        Net cash used in operating activities..............    (3,838)  (18,888)
                                                             --------  --------

Cash flows provided (used) by investing activities:
  Proceeds from sale of short-term investments.............        --    15,030
  Purchase of property and equipment.......................    (1,783)   (1,854)
                                                             --------  --------
        Net cash provided (used) by investing activities...    (1,783)   13,176

Cash flows from financing activities:
  Proceeds from note.......................................        --       472
  Repayment on note........................................        --        (7)
  Repayments on equipment lease............................        --      (109)
  Proceeds from joint venture partner credit facility......        --    50,000
  Proceeds from issuance of preferred stock, net...........    60,542        --
  Proceeds from issuance of common stock...................        --     1,089
                                                             --------  --------
        Net cash provided by financing activities..........    60,542    51,445
Effect of exchange rate changes on cash....................         7       (52)
                                                             --------  --------
Increase in cash and cash equivalents and restricted cash..    54,928    45,681
Cash and cash equivalents, beginning of period.............     3,501    75,971
                                                             --------  --------
Cash and cash equivalents and restricted cash, end of
 period....................................................  $ 58,429  $121,652
                                                             ========  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Summary of Significant Accounting Policies

 Nature of Business and Principles of Consolidation

   LookSmart offers its business partners and consumers comprehensive Internet search infrastructure services. LookSmart distributes its proprietary directory to a large number of Internet users through LookSmart owned web properties, as well as its strategic partners, including portals, Internet service providers and media companies.

   The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, Futurecorp International Pty Ltd, Guthy-Renker Internet, LLC, ITW NewCorp, Inc., BeSeen.com, Inc., LookSmart Netherlands B.V. and LookSmart Holdings (Delaware), Ltd. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method. All significant intercompany balances and transactions have been eliminated in consolidation.

 Recently Issued Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 becomes effective for the second quarter of the year ending December 31, 2000. The Company is in the process of determining the impact, if any, that adoption of SAB 101 will have on the consolidated financial statements.

   In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting for Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for years ended December 31, 2000. The Company believes that the adoption of EITF 99-17 will not have a material effect on its consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Interpretation 44). Interpretation 44 is effective July 1, 2000. The Company believes that the adoption of Interpretation 44 will not have a material effect on its consolidated financial statements.

2. Unaudited Interim Financial Information

   The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal and recurring in nature, and in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any full fiscal year or for any future period.

   Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with LookSmart's audited financial statements and notes thereto for the year ended December 31, 1999 as included in LookSmart's Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3. Restricted Cash

   On February 15, 2000, the Company drew down $50.0 million from the British Telecommunications credit facility. In accordance with the BT LookSmart joint venture agreement, draw downs on the credit facility may

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)

be used only for the purpose of funding the BT LookSmart joint venture. As of March 31, 2000, cash drawn down on this credit facility has been classified as restricted cash on the balance sheet (see Note 9).

3. Net Loss Per Share:

   In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
                                                               (unaudited)
     Numerator--Basic and diluted:
       Net loss............................................. $(6,876) $(13,783)
                                                             =======  ========
     Denominator--Basic and diluted:
       Weighted average common shares outstanding...........  19,459    86,676
                                                             =======  ========
       Basic and diluted loss per share..................... $ (0.35) $  (0.16)
                                                             =======  ========
     Pro forma net loss per share:
       Weighted average common sthares outstanding..........  59,851
                                                             =======
       Basic and diluted loss per share..................... $ (0.11)
                                                             =======

   The pro forma net loss per share calculation assumes the conversion of all preferred stock into common shares and the exercise of all warrants which expired upon the Company's initial public offering that were outstanding as of March 31, 1999.

   Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants. For all periods, common equivalent shares are not included in the computation of diluted loss per share because they are antidilutive. Common stock equivalents relating to preferred stock, stock options and warrants to purchase common and preferred shares are as follows (in thousands):

                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                                   -------------
     Weighted average common stock equivalents                      1999   2000
     -----------------------------------------                     ------ ------
                                                                    (unaudited)
     Preferred stock.............................................. 40,188     --
     Options...................................................... 12,346 11,254
     Warrants..................................................... 15,455  2,062
                                                                   ------ ------
     Total dilutive shares........................................ 67,989 13,316
                                                                   ====== ======

4. Related Party Transactions

   The Company has a distribution agreement with Guthy Renker Corporation
(GRC), one of the Company's stockholders. At March 31, 2000, the Company had a receivable of $628,000 from GRC arising from transactions under the distribution agreement.

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)


   The Company receives licensing revenues from Cox Interactive Media, Inc., a stockholder of the Company, for the design and licensing of LookSmart database content used on Cox Interactive websites. Revenues from Cox Interactive Media, Inc. amounted to $11,000 and $10,000 for the three months ended March 31, 1999 and 2000, respectively.

   The Company receives licensing revenues from the BT LookSmart joint venture for the licensing of LookSmart database content. Revenues from the BT LookSmart joint venture amounted to $0 and $125,000 for the three months ended March 31, 1999 and 2000, respectively. As of March 31, 2000 the Company had a related party receivable of $2.7 million from the BT LookSmart joint venture. This receivable represents reimburseable costs incurred by the Company on behalf of the BT LookSmart joint venture and has been recorded as other current assets in the balance sheet as of March 31, 2000.

5. Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in three segments: advertising and syndication, licensing and ecommerce/distribution. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues along these three segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1999 and March 31, 2000, accounts receivable by segments are as follows (in thousands):

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
                                                               (unaudited)
     Advertising and syndication.........................    $8,368     $13,091
     Licensing...........................................       269         614
     Ecommerce/distribution..............................       992         640
                                                             ------     -------
     Total...............................................     9,629      14,345
     Allowance for doubtful accounts.....................     (610)      (1,653)
                                                             ------     -------
     Accounts receivable, net............................    $9,019     $12,692
                                                             ======     =======

   As of March 31, 2000, accounts receivable from related parties includes a $2.7 million receivable from BT which has not been allocated to the Company's segments.

   As of December 31, 1999 and March 31, 2000, deferred revenue by segments are as follows (in thousands):

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
                                                               (unaudited)
     Advertising and syndication.........................   $   239     $   397
     Licensing...........................................    18,597      16,068
     Ecommerce/distribution..............................     2,788       2,538
                                                            -------     -------
     Total...............................................   $21,624     $19,003
                                                            =======     =======

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)


8. Stock Option Plan

   During the three months ended March 31, 2000, the Company granted 2,045,000 stock options at the then current fair market value. During such period employees exercised an aggregate 1,833,986 options, and 442,500 options were cancelled. Total outstanding stock options were 11,254,217 as of March 31, 2000.

9. British Telecommunications Joint Venture

   In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which will provide localized directory services in Europe and Asia. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company's share of the joint venture's net income or loss is reported as non-operating income or expense.

   The agreement establishing the joint venture requires that LookSmart contribute up to $108.0 million in cash through March 2003. Under the agreement, BT extended a $50.0 million unsecured credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. Draw downs on the credit facility, including accrued interest, are convertible into LookSmart common stock at $35.00 per share at BT's discretion. The fair market value of LookSmart common stock on the commitment date was $32.875. The credit facility is due in full by February 2003, unless converted to LookSmart common stock prior to that time.

10. Listing on the Australian Stock Exchange

   On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol "LOK". The listing was completed in order to enable investors that are required to invest only in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the issuance of the CDIs. Each CDI is exchangeable into 0.05 shares of LookSmart common stock at the option of the holder.

11. Note Payable

   In January 2000 the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section below entitled "Factors Affecting Operating Results".

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

Results of Operations

Revenues

   Advertising and Syndication. Advertising and syndication revenues were $12.3 million for the quarter ended March 31, 2000, an increase of 460% over revenues of $2.2 million for the quarter ended March 31, 1999. The increase was due primarily to the increasing number of advertisers purchasing space on the Company's and its affiliates' web pages, increased traffic resulting from increased branding and new syndication deals, as well as higher effective yields resulting from better inventory management and increased targeting of advertising sales.

   Licensing. Licensing revenues were $5.4 million for the quarter ended March 31, 2000, an increase of 22% over revenues of $4.4 million for the quarter ended March 31, 1999. The increase is due primarily to the addition of new licensing customers, including Excite @Home and the BT LookSmart joint venture.

   Ecommerce/distribution. The Company initiated its ecommerce activities in April 1999. Ecommerce revenues were $3.9 million for the quarter ended March 31, 2000. The Company did not have ecommerce revenues in the quarter ended March 31, 1999.

   International revenues accounted for less than 10% of net revenues during the quarters ended March 31, 2000 and 1999. Barter revenues also represented less than 10% of net revenues during those periods.

Cost of Revenues

   Advertising and Syndication. Advertising and syndication cost of revenues were $953,000, or 8% of advertising and syndication revenues for the quarter ended March 31, 2000, as compared to $318,000, or 15% of advertising and syndication revenues for the quarter ended March 31, 1999. During the period from March 31, 1999 to March 31, 2000, we invested in technology infrastructure and hired advertising operations personnel to improve the advertisement serving process and monetize our traffic more effectively. The salaries and benefits costs of additional employees in advertising operations as well depreciation on ad serving capital expenditures have contributed to the absolute dollar increase in advertising and syndication cost of revenues.

   Ecommerce/distribution. Ecommerce cost of revenues were $1.9 million, or 49% of ecommerce revenues, for the quarter ended March 31, 2000. The Company did not have ecommerce cost of revenues in the quarter ended March 31, 1999. Ecommerce cost of revenues are attributable primarily to merchandise costs.

Operating Expenses

   Sales and Marketing. Sales and marketing expense was $16.7 million for the quarter ended March 31, 2000, or 78% of total revenues, as compared to $6.4 million, or 98% of total revenues, for the quarter ended March 31, 1999. The dollar increase in sales and marketing expenses is attributable to a number of factors. Distribution costs increased approximately $6.1 million for the quarter ended March 31, 2000 compared to the same period in 1999, primarily due to our distribution and syndication agreement entered into in April 1999 with NetZero and an increase in payments to media portal partners. Marketing costs increased approximately $1.6 million for the quarter ended March 31, 2000 compared to the same period in 1999, primarily due to our PBS sponsorship deal and increased agency fees.

   Product Development. Product development expense was $8.6 million for the quarter ended March 31, 2000, or 40% of total revenues, as compared to $3.9 million, or 59% of total revenues, for the quarter ended March 31, 1999. The increase is primarily due to increases of $1.4 million in product engineering costs, $1.1 million in LookSmart Live costs, $500,000 in editorial costs, $400,000 in engineering costs and $600,000 in product development costs. These cost increases are attributable to the significant increase in personnel needed to support our efforts to expand our database page-server and advertising technologies.

   General and Administrative. General and administrative expense was $2.9 million for the quarter ended March 31, 2000, or 13% of total revenues, as compared to $1.6 million, or 25% of total revenues, for the quarter ended March 31, 1999. The increase consists of overall salaries increases in finance, human resources and facilities aggregate as well as increased professional services costs. The Company's rapid growth necessitated the increase in these expenses.

   Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles expense was $1.9 million for the quarter ended March 31, 2000, or 9% of total revenues, as compared to $395,000, or 6% of total revenues, for the quarter ended March 31, 1999. Goodwill and intangibles are the result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet and ITW NewCorp asset purchase transactions in April 1999 and June 1999, and the Futurecorp stock purchase transaction in December 1999. The dollar increase was due primarily to the fact that the quarter ended March 31, 2000 includes the impact of the Guthy-Renker Internet, ITW NewCorp and Futurecorp purchase transactions.

   Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $1.3 million for the quarter ended March 31, 2000, or 6% of total revenues, as compared to $789,000, or 12% of total revenues, for the quarter ended March 31, 1999. These amounts were booked in connection with the grant of stock options to employees and represent the difference between the deemed fair value of the common stock subject to the options at the dates of grant and the exercise price of the related options.

   Non-operating Income (Expense). The Company had net non-operating expense of $1.2 million for the quarter ended March 31, 2000, as compared to net non-operating income of $19,000 for the quarter ended March 31, 1999. We recognized a $1.6 million loss as our 50% share of the BT LookSmart loss for the quarter ended March 31, 2000. BT LookSmart initiated operations in February 2000. For the quarter ended March 31, 2000, we had $1.2 million in interest income from our cash and equivalents and short-term investments. Interest income was offset by interest expense of $833,000 on our debt and capital lease obligations.

Income Taxes

   Income tax expense was $47,000 for the quarter ended March 31, 2000 compared to $52,000 for the same period in 1999. Income tax expense is primarily associated with our Australian operations.

Liquidity and Capital Resources

   LookSmart invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than one year with the intent to make such funds available for operating purposes. At March 31, 2000, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $134.7 million. Of this amount, $50.0 million constitutes restricted cash under the BT LookSmart joint venture agreement and is reserved exclusively for the purpose of funding the BT LookSmart joint venture.

   As of March 31, 2000, we had working capital of $121.2 million. Current assets included $121.7 million in cash and cash equivalents and $13.0 in short-term investments. Current liabilities included $16.8 million in deferred revenues. Deferred revenues primarily reflect cash receipts in excess of the revenues earned under our agreement with Microsoft.

   Our operations used cash of $18.9 million and $3.8 million for the quarters ended March 31, 2000 and 1999, respectively. Net cash used in operations for the quarter ended March 31, 2000 resulted primarily from the net losses for the period and increases in prepaid expenses related to our Netscape and NetZero distribution agreements, accounts receivable and other assets; and decreases in trade accounts payable and deferred revenues partially offset by increases in accrued liabilities.

   Our investing activities provided cash of $13.1 for the quarter ended March 31, 2000 and used cash of $1.8 million for the same quarter in 1999. Investing activity in each of the periods reflects purchases of fixed assets. The net cash provided by investing activities in the quarter ended March 31, 2000, is primarily the result of liquidating $15.0 million in short-term investments during the quarter.

   Our financing activities provided cash of $51.4 million and $60.5 million for the quarters ended March 31, 2000 and 1999, respectively. In February 2000, we drew down $50.0 million on the BT line of credit, as explained below. In February and March 1999, we received cash proceeds of $500,000 and $60.0 million from the issuance of Series A and Series C convertible preferred stock, respectively.

   In February 2000, LookSmart entered into a joint venture agreement with BT. LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which will provide localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting. Our share of the joint venture's net income or loss is reported as non-operating income or expense. The Company anticipates that the joint venture will require significant cash contributions and will incur losses for the foreseeable future. The agreement establishing the joint venture requires that LookSmart commit up to $108.0 million in cash through March 2003. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. We drew down $50.0 million from the credit facility in February 2000. Outstanding principal and accrued interest on the credit facility are convertible into LookSmart common stock at $35.00 per share at BT's discretion.

   Our capital requirements depend on numerous factors, including our ability to generate revenues, product development needs, hiring requirements, ability to form alliances with strategic partners, market acceptance of our services, and the amount of resources we invest in directory content, site development, sales and marketing promotions. We have experienced a substantial increase in expenditures since inception consistent with growth in operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we plan to expand our sales and marketing programs, conduct more aggressive brand promotions and continue to evaluate possible investments in complementary businesses and technologies.

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

Year 2000 Risks

   We have not experienced any immediately adverse impact from the transition to the Year 2000 on January 1, 2000. However, we cannot guarantee that we, our suppliers and customers have not been or will not be affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any consequential effects may remain unknown until later.

                      Factors Affecting Operating Results

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

We have a history of net losses and expect to continue to incur net losses

   We have incurred net losses since our inception, including net losses of approximately $12.9 million and $64.7 million for the years ended December 31, 1998 and 1999 and $13.8 million for the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $101.7 million. We expect to have increasing net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues and capitalize on new sources of revenue and on the level of our expenses. We expect to spend significant amounts to:

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 12 months, unanticipated developments in the short term, such as the acquisition of businesses with high negative cash flows, may also require additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Our business prospects depend on the use of the Internet as an advertising medium and our ability to generate advertising revenues

   For the quarter ended March 31, 2000, advertising and syndication revenues accounted for 57% of our total revenues, as compared to 33% of our total revenues in the quarter ended March 31, 1999. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. We expect downward pressure on advertising prices in the industry generally due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may not continue to spend money on Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the level of Internet usage by consumers and upon growth in the commercial usage of the Internet.

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

   Intense competition for advertising revenues exists among high-traffic websites, which results in significant price competition. Currently, there are a variety of pricing models for selling advertising on the Internet. Several of the most widely used pricing models are based on the number of impressions or clickthroughs, the duration over which the advertisement is displayed or the number of keywords to which the advertisement will be linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In addition, our advertising revenues will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of the traffic base using our search service and the value of our targeted advertising. Filter software programs that limit or prevent advertising from being displayed on a user's computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet- based advertising.

Our management and internal systems may be inadequate to handle the growth of our business

   Since January 1, 1998, our workforce has grown substantially, from 55 employees to approximately 600 employees on March 31, 2000. In addition, many members of our management team have only recently started in their current positions, including our Senior Vice President, Engineering and Chief Financial Officer. We also need to hire employees to fill several key positions, including Senior Vice President, Marketing and Vice President, International. Implementation of our growth strategy requires that we hire additional highly qualified personnel in the near term, particularly in our engineering, administration, product development and sales operations.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates their contract with us, our business could be harmed

   We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and after June 5, 2000, either party may terminate the agreement for any reason on six months' notice. For the quarter ended March 31, 2000, revenues from Microsoft under this agreement accounted for $4.9 million or 23% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. Microsoft has the right to use our database during the term of the agreement and, after the agreement is terminated, to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement. Microsoft may not sublicense its rights to a specified group of companies, which includes some of our competitors.

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

  . attract and retain a large number of advertisers from a variety of industries; and

  . profitably establish and expand our service offerings, including express listings, sub-site listings and LookSmart Live!

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

We face risks related to expanding into new services and business areas, including LookSmart Live! and ecommerce distribution

   To increase our revenues, we will need to expand our operations by promoting new or complementary products and services and by expanding into new business areas. We are continuing to develop and implement various ecommerce services, including express listing services, sub-site listing services and ecommerce solutions for businesses. These products and services will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. These initiatives may not generate sufficient revenues to offset their cost. In addition, as we continue to expand our offerings in these and other markets, we will require significant additional managerial and financial resources that may strain our existing resources.

   For example, one of our new business areas, LookSmart Live!, is capital and human resource intensive, and may be difficult to scale quickly and profitably. If we are unable for any reason to expand the service in line with consumer demand, our reputation and business could suffer. In the first quarter of 2000, the LookSmart Live! service generated no revenues and had $1.1 million in operating expenses. If we are unable to monetize the traffic generated from this service, it may not become profitable and may harm our results of operations and financial condition.

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

We may be unable to execute our business model in international markets

   A key component of our strategy is to expand our operations into selected international markets, both through the BT LookSmart joint venture in Europe and Asia and through our direct offerings of search and navigation services in Australia, Canada and selected countries in Latin America. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

  . lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate on-line security for ecommerce transactions;

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

   Our success also depends on our ability to identify, attract, retain and motivate highly skilled administrative, technical, editorial, finance and marketing personnel. Competition for such personnel, particularly in the San Francisco Bay area, is intense, and we cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

Many of our advertisers are emerging Internet companies that represent credit risks

   We expect to derive an increasingly significant portion of our revenues from the sale of advertising to other Internet companies. Many of these companies have limited operating histories, are operating at a loss, have limited cash reserves and have limited access to capital. As a result, we increased our reserves for doubtful accounts in the first quarter of 2000 by $1.0 million to offset the risk of future defaults on our accounts receivable. If any significant part of our customer base experiences financial difficulties, is not commercially successful, or is unable to pay our advertising fees for any reason, our business will suffer.

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

Future sales of our securities may cause our stock price to decline

   The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of April 15, 2000, approximately 35.8 million shares of common stock were held by non-affiliates and approximately 53.3 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of April 15, 2000, the holders of up to 42.2 million shares of common stock and warrants to purchase approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

   In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be available for resale at the option of the holders in the Nasdaq National Market. The CDIs registered for trading on the Australian Stock Exchange are exchangeable into an aggregate of approximately
4.4 million shares of common stock.

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

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

   As of April 15, 2000, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 59% of the outstanding shares of our common stock. If these stockholders choose to act or vote together, they will have the power to control matters requiring stockholder approval, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including mergers or sales of all of our assets. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of March 31, 2000 or 1999. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

   Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended March 31, 2000 and 1999, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended March 31, 2000 and 1999 were not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On October 5, 1998, Hollinger Digital, Inc. filed a complaint against us in New York Supreme Court (Case No. 604797/98). The complaint alleged that we breached an agreement to sell 3,059,798 shares of our Series C preferred stock (representing approximately 15% of our fully vested capitalization at the time of the alleged breach) to Hollinger for $2.33 per share. The complaint also asserted claims for promissory and equitable estoppel and sought specific performance of the proposed terms of the alleged Series C transaction, which included a right to pro rata participation in future financings prior to our initial public offering. On the same day it filed its complaint, Hollinger sought preliminary injunctive relief to prevent us from taking any action that would interfere with Hollinger's alleged right to purchase the Series C preferred stock. The Court denied Hollinger's motion for preliminary injunction. On December 1, 1998, we filed a motion to dismiss Hollinger's complaint. On March 17, 1999, the Court issued an order granting our motion and dismissed Hollinger's complaint with prejudice. On May 4, 1999, Hollinger filed a Notice of Appeal. The Appellate Division heard oral argument on the matter on November 16, 1999, and affirmed the lower court's ruling on December 9, 1999. The period for appeal of the Appellate Division's ruling expired on April 30, 2000 with no further appeal by Hollinger.

   We are not a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) Changes in Securities

   On February 15, 2000, LookSmart signed the Joint Venture Agreement with British Telecommunications Plc, Transceptgate Ltd., LookSmart (Barbados), Inc. and BT LookSmart, Ltd., which provided for, among other things, the extension of a credit facility by British Telecommunications to LookSmart in the amount of up to $50.0 million with interest at a rate of 20% per annum. On February 15, 2000, LookSmart drew down the full $50.0 million of the credit facility. Pursuant to the loan documents, the outstanding principal and accrued interest are convertible at any time at BT's discretion into LookSmart common stock at a conversion price of $35.00 per share. As of March 31, 2000, the outstanding principal and accrued interest was convertible into approximately 1,464,286 shares of LookSmart common stock.

   (b) Use of Proceeds

   On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of March 31, 2000, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27.1 Financial Data Schedule

   The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                      LOOKSMART, LTD.

                                        By: /s/ Ned Brody
                                          -------------------------------------
                                              Ned Brody
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)