Form 10-Q
period 2000-06-30
LOOKSMART LTD
filed 2000-08-14
CIK 1077866

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

                               ----------------

  Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 1, 2000, there were 89,632,799 shares of the registrant's common stock outstanding.

===============================================================================

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of December 31, 1999
        and June 30, 2000.............................................        3

        Condensed Consolidated Statements of Operations and
        Comprehensive Loss for the three and six months ended
        June 30, 1999 and 2000........................................        4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 1999 and 2000........ ..................        5

        Notes to Condensed Consolidated Financial Statements...........       6

ITEM 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................      10

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....      23

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings..............................................      24

ITEM 2: Changes in Securities and Use of Proceeds......................      24

ITEM 3: Defaults Upon Senior Securities................................      24

ITEM 4: Submission of Matters to a Vote of Security Holders............      24

ITEM 5: Other Information..............................................      25

ITEM 6: Exhibits and Reports on Form 8-K...............................      25

ITEM 7: Signatures.....................................................      26

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       LOOKSMART, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                 December 31,    June 30,
                                                    1999           2000
                                                 -----------    ---------
                                                               (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents......................   $ 75,971     $  74,969
  Restricted cash................................          -        46,300
  Short term investments.........................     28,038         3,983
  Trade accounts receivable, net.................      8,039        13,875
  Accounts receivable from related parties.......        980         1,049
  Other current assets...........................      4,675         7,820
                                                    --------     ---------
    Total current assets.........................    117,703       147,996
Property and equipment, net......................     11,595        13,727
Goodwill and intangible assets, net..............     29,301        21,101
Investment in joint venture......................          -         5,153
Other assets.....................................      2,920         5,106
                                                    --------     ---------
Total assets.....................................   $161,519     $ 193,083
                                                    ========     =========

          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilites:
  Trade accounts payable.........................   $  4,002     $   5,927
  Other accrued liabilities......................     12,915        16,949
  Deferred revenue...............................     16,705        16,004
  Income taxes payable...........................        650           484
  Capital lease obligations--current portion.....        743           751
                                                    --------     ---------
    Total current liabilities....................     35,015        40,115

Deferred revenue.................................      4,919             -
Capital lease obligations........................      1,423         1,052
Credit facility--joint venture partner...........          -        50,000
Minority interest................................        610           217
Note payable.....................................          -           452
Other liabilities................................          -         3,745
                                                    --------     ---------
    Total liabilities............................     41,967        95,581

Stockholders' equity:
Capital stock....................................         86            89
Additional paid-in capital.......................    211,305       215,113
Deferred stock compensation and other............     (3,904)       (3,116)
Accumulated deficit..............................    (87,935)     (114,584)
                                                    --------     ---------
    Total stockholders' equity...................    119,552        97,502
                                                    --------     ---------
    Total liabilities and stockholders' equity...   $161,519     $ 193,083
                                                    ========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)


                                                                            Three Months Ended           Six Months Ended
                                                                                  June 30,                   June 30,
                                                                         -------------------------    -------------------------
                                                                            1999          2000          1999          2000
                                                                         -----------   -----------   -----------   -----------
                                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:

 Advertising syndication                                                   $  3,433      $ 17,206      $  5,624      $ 29,471
 Licensing                                                                    5,237         4,396         9,626         9,763
 Ecommerce/distribution                                                       1,820         5,699         1,820         9,566
                                                                           --------      --------      --------      --------
     Total revenues                                                          10,490        27,301        17,070        48,800

Cost of revenues:

 Advertising syndication                                                        430         1,134           748         2,087
 Ecommerce/distribution                                                       1,130         2,277         1,130         4,164
                                                                           --------      --------      --------      --------
     Total cost of revenues                                                   1,560         3,411         1,878         6,251
                                                                           --------      --------      --------      --------

Gross profit                                                                  8,930        23,890        15,192        42,549
                                                                           --------      --------      --------      --------

Operating expenses:
 Sales and marketing (exclusive of deferred stock compensation of 740 and 285 in the three months ended June 30, 1999 and 2000, respectively, and 926 and 771 in the six months ended
   June 30, 1999 and 2000, respectively)                                     10,736        19,595        17,157        36,312
 Product development (exclusive of deferred stock compensation of 591 and 77 in the three months ended June 30, 1999 and 2000, respectively, and 968 and 376 in the six months ended
   June 30, 1999 and 2000, respectively)                                      5,683         9,445         9,567        18,055
 General and administrative (exclusive of deferred stock
   compensation of 674 and 27 in the three months ended
   June 30, 1999 and 2000, respectively, and 900 and 495 in the six months ended June 30, 1999 and 2000,
   respectively)                                                              2,051         3,266         3,666         6,133
 Amortization of goodwill and intangibles                                     1,523         1,831         1,918         3,776
 Amortization of deferred stock compensation                                  2,005           389         2,795         1,642
                                                                           --------      --------      --------      --------
     Total operating expenses                                                21,998        34,526        35,103        65,918
                                                                           --------      --------      --------      --------

     Loss from operations                                                   (13,068)      (10,636)      (19,911)      (23,369)

Non-operating income (expenses):
Interest and other non-operating income(expense), net                           570          (417)          589           (36)
Share of joint venture loss                                                       -        (1,973)            -        (3,547)
                                                                           --------      --------      --------      --------

     Loss before income taxes                                               (12,498)      (13,026)      (19,322)      (26,952)

Income taxes                                                                      -           (47)          (52)          (93)
Minority interest                                                                 -           206             -           395
                                                                           --------      --------      --------      --------

     Net loss                                                               (12,498)      (12,867)      (19,374)      (26,650)
Other comprehensive income
 Change in foreign currency translation adjustment
    during the period                                                            19           (48)           26          (100)
 Change in unrealized gains/losses during
    The period                                                                    -          (341)            -             8
                                                                           --------      --------      --------      --------

    Comprehensive loss                                                     $(12,479)      (13,256)     $(19,348)     $(26,742)
                                                                           ========      ========      ========      ========

Basic and diluted net loss per share                                       $  (0.54)     $  (0.14)     $  (0.91)     $  (0.30)
                                                                           =========     =========     ========      ========

Weighted average shares outstanding
  used in per share calculation                                              23,072        89,292        21,266        87,982
                                                                           ========      ========      ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       4

                        LOOKSMART, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                      Six Months
                                                                     Ended June 30,
                                                                 ----------------------
                                                                    1999         2000
                                                                 -----------  ---------
                                                                       (unaudited)
Cash flows from operating activities:
  Net loss....................................................      $(19,374)  $(26,650)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Share of joint venture loss ..............................            -       3,547
    Depreciation and amortization.............................         2,648      5,907
    Warrant non-cash charge...................................             -        157
    Amortization of deferred stock compensation...............         2,794      1,642
    Changes in operating assets and liabilities:
      Trade accounts receivable...............................        (1,487)    (5,160)
      Other assets............................................        (6,463)    (4,389)
      Trade accounts payable..................................           676      1,925
      Other accrued liabilities and payables..................         3,049      7,605
      Deferred revenues.......................................        12,501     (3,151)
      Minority interest.......................................             -       (393)
                                                                 -----------  ---------
        Net cash used in operating activities.................        (5,656)   (18,960)
                                                                 -----------  ---------

Cash flows provided (used) by investing activities:
  Acquisitions................................................       (10,204)      (125)
  Purchase of short-term investments..........................             -     (1,978)
  Proceeds from sale of short-term investments................             -     26,105
  Restricted cash.............................................             -    (46,300)
  Funding to joint venture....................................             -     (8,700)
  Purchase of property and equipment..........................        (4,361)    (4,268)
                                                                 -----------  ---------
        Net cash provided (used) by investing activities......       (14,565)   (35,266)

Cash flows from financing activities:
  Proceeds from note..........................................             -        472
  Repayment on notes..........................................        (1,500)       (20)
  Repayments on equipment lease...............................             -       (362)
  Proceeds from joint venture partner credit facility.........             -     50,000
  Proceeds from issuance of preferred stock, net..............        60,887          -
  Proceeds from issuance of common stock......................            38      3,234
                                                                 -----------  ---------
        Net cash provided by financing activities.............        59,425     53,324
Effect of exchange rate changes on cash.......................            26       (100)
                                                                 -----------  ---------
Increase in cash and cash equivalents and restricted cash.....        39,230     (1,002)
Cash and cash equivalents, beginning of period................         3,501     75,971
                                                                 -----------  ---------
Cash and cash equivalents and restricted cash, end of
period........................................................      $ 42,731   $ 74,969
                                                                 ===========  =========

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

Revenue Recognition

  The Company generates revenues from advertising syndication, licensing and ecommerce/distribution activities. Advertising syndication revenues are derived from the sale of advertisements on the websites of the Company and its distribution affiliates in conjunction with returning search content. Advertising syndication revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's or its partners' online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

  Revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. These transactions are recorded at the fair value of similar advertisement for which cash was received. For the three months ended June 30, 1999 and 2000 the Company recognized $0 and $1.2 million, respectively, for barter transactions. For the six months ended June 30, 1999 and 2000 the Company recognized $198,000 and $1.4 million, respectively, for barter transactions.

  Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, and where no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

  The Company's ecommerce/distribution revenue is generated by the sale of merchandise and the design, construction and hosting of commercial websites as well as from the distribution of "contributing links" (URLs) in the LookSmart directory. Revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal in the transaction with associated product cost reported as cost of revenues. Revenue is recognized at the time goods are shipped. Revenue from the design and construction of websites is recognized when the website is delivered to the customer, or when the Company's obligation terminates. Hosting revenues are recognized in the period in which hosting occurs. Ecommerce/distribution revenues include fees received for the expedited review of URLs for inclusion in the LookSmart database. Revenues associated with expedited reviews are recognized upon the completion of the expedited review provided that collection of any resulting receivable is probable. Upon completion of an expedited review, no refund obligations exist.

Recently Issued Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 becomes effective for the fourth quarter of the year ending December 31, 2000. The Company is in the process of determining the impact, if any, that adoption of SAB 101 will have on the consolidated financial statements.

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

  In March 2000, the Emerging Issues Task Force issued EITF No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2). EITF 00-2 is effective for years beginning after June 30, 2000. The Company believes that the adoption of EITF 00-2 will not have a material effect on its consolidated financial statements.

2. Unaudited Interim Financial Information

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal and recurring in nature, and in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any full fiscal year or for any future period.

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

3. Restricted Cash

  On February 15, 2000, the Company drew down $50.0 million from the British Telecommunications credit facility. In accordance with the BT LookSmart joint venture agreement, draw downs on the credit facility may

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)

be used only for the purpose of funding the BT LookSmart joint venture. As of June 30, 2000, cash drawn down on this credit facility has been classified as restricted cash on the balance sheet and $3.7 million of the cash drawn down has been used to fund the joint venture (see Note 8).

4. Net Loss Per Share:

  In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                                         Three Months             Six Months
                                                         Ended June 30,          Ended June 30,
                                                      --------------------   --------------------
                                                        1999        2000       1999         2000
                                                      --------    --------   --------    --------
                                                           (unaudited)            (unaudited)
Numerator--Basic and diluted:
 Net loss......................................       $(12,498)   $(12,867)  $(19,374)   $(26,650)
                                                      ========    ========   ========    ========
Denominator--Basic and diluted:
 Weighted average common shares outstanding....         23,072      89,292     21,266      87,982
                                                      ========    ========   ========    ========
 Basic and diluted loss per share..............       $  (0.54)   $  (0.14)  $  (0.91)   $  (0.30)
                                                      ========    ========   ========    ========
Pro forma net loss per share:
 Weighted average common shares outstanding...          75,445                 67,573
                                                      ========               ========
 Basic and diluted loss per share.............        $  (0.17)              $  (0.29)
                                                      ========               ========

  The pro forma net loss per share calculation assumes the conversion of all preferred stock into common shares and the exercise of all warrants which expired upon the Company's initial public offering that were outstanding as of June 30, 1999.

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


                                                               Six Months
                                                                  Ended
                                                                 June 30,
                                                           --------------------
Common stock equivalents                                      1999       2000
------------------------                                   ---------  ---------
                                                                (unaudited)
Preferred stock.......................................       40,264          -
Options...............................................       12,152     11,842
Warrants..............................................       15,995      2,062
                                                           ---------  ---------
Total dilutive shares.................................       68,411     13,904
                                                           =========  =========

5. Related Party Transactions

  The Company has a distribution agreement with Guthy Renker Corporation (GRC), one of the Company's stockholders. At June 30, 2000, the Company had a receivable of $304,000 from GRC arising from transactions under the distribution
agreement.   Additionally, during the quarter ended June 30, 2000, the Company paid GRC $29,000 for marketing and administrative support.

  On June 12, 2000, the Company issued a $400,000 secured promissory note receivable to an officer of the Company for purchase of a personal residence. The loan bears no interest and is payable in full upon the earliest of 120 days after the officer's resignation, 180 days after termination by the Company, or 30 days after the closing of the sale of the property which is collateral for the promissory note.

  During the quarter ended June 30, 2000, the Company paid $254,000 to MacQuarie Bank Limited, one of the Company's stockholders, for listing, advertising, legal, and public relations expenses incurred on behalf of the Company for its listing of CDIs on the Australian stock exchange.

  During the quarter ended June 30, 2000, the Company received $125,000 from QSound for advertising sales as part of a two year agreement. This agreement calls for QSound to purchase a total of $3.0 million of advertising. The Company has an investment in Qsound, as a result of the contribution of certain assets and liabilities related to its Choicemall property to Qsound in May, 2000. See Note 10.

  During the quarter ended June 30, 2000, the Company received $593,000 from Redband Broadcasting for advertising sales. The Company is a minority owner in Redband Broadcasting.

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)


  The Company receives licensing revenues from the BT LookSmart joint venture for the licensing of LookSmart database content. Revenues from the BT LookSmart joint venture amounted to $0 and $375,000 for the six months ended June 30, 1999 and 2000, respectively. As of June 30, 2000 the Company had a related party receivable of $745,000 from the BT LookSmart joint venture. This receivable represents reimburseable costs incurred by the Company on behalf of the BT LookSmart joint venture and has been recorded as an accounts receivable from related parties in the balance sheet as of June 30, 2000.

6. Segment Information

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in three segments: advertising syndication, licensing and ecommerce/distribution. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues along these three segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1999 and June 30, 2000, accounts receivable by segments are as follows (in thousands):



                                            December 31,   June 30,
                                               1999          2000
                                            ------------   --------
                                                 (unaudited)
     Advertising syndication...........       $8,368       $15,332
     Licensing.........................          269           640
     Ecommerce/distribution............          992           619
                                            ------------   --------
     Total.............................        9,629        16,591
     Allowance for doubtful accounts...         (610)       (2,412)
                                            ------------   --------
     Accounts receivable, net..........       $9,019       $14,179
                                            ============   ========


  As of June 30, 2000, accounts receivable from related parties includes a $745,000 receivable from BT which has not been allocated to the Company's segments

  As of December 31, 1999 and June 30, 2000, deferred revenue by segments are as follows (in thousands):




                                      December 31,    June 30,
                                          1999          2000
                                      ------------    --------
                                             (unaudited)
     Advertising syndication.......   $       239     $    114
     Licensing.....................        18,597       15,834
     Ecommerce/distribution........         2,788           56
                                      ------------    --------
     Total.........................   $    21,624     $ 16,004
                                      ============    ========

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)


7. Stock Option Plan

  During the six months ended June 30, 2000, the Company granted 4,710,280 stock options at the then current fair market value. During such period employees exercised an aggregate of 2,397,311 options, and 1,956,797 options were cancelled. Total outstanding stock options were 11,841,875 as of June 30, 2000.

8. British Telecommunications Joint Venture

  In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have equal equity interests in the joint venture, BT LookSmart, which will provide localized directory services in Europe and Asia. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company's share of the joint venture's net income or loss is reported as non-operating income or expense.

  The agreement establishing the joint venture requires that both LookSmart and BT contribute up to $108.0 million in cash through March 2003. Under the agreement, BT extended a $50.0 million unsecured credit facility accruing interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. Borrowings under the credit facility, including accrued interest, are convertible into LookSmart common stock at $35.00 per share at BT's discretion. The fair market value of LookSmart common stock on the commitment date was $32.875. The credit facility is due in full by February 2003, unless converted to LookSmart common stock prior to that time. LookSmart's total funding to the joint venture as of June 30, 2000 was $8.7 million.

9. Note Payable

  In January 2000 the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per
annum and is payable in equal monthly installments over a term of 10 years.   As
of  June 30, 2000 the balance of this note is $452,000.

10. Investments

In May 2000 Looksmart contributed certain assets and liabilities related to its Internet radio division to Redband Broadcasting, Inc. in exchange for 2,000,000 shares of Series A preferred stock. The investment is accounted for under the equity method. Losses during the second quarter of 2000 have reduced the investment balance to zero.

In May 2000 Looksmart contributed certain assets and liabilities related to its Choicemall property to Qsound Labs, Inc. in exchange for 1,000,000 shares of common stock. At the time of the transaction the shares were valued at $2,094,000. The shares are classified as available for sale and carried at market value in accordance with SFAS 115. With regards to this investment, $406,000 of unrealized loss was recorded as a component of other comprehensive income during the second quarter of 2000. In connection with this transaction the Company also applied $2.5 million of deferred revenue towards the purchase. Accordingly, goodwill associated with our Choicemall property was reduced by a total of $4.6 million as a result of this transaction.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the condensed consolidated financial statements included in this Form 10Q and the notes to those statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section below entitled "Factors Affecting Operating Results".

Overview

  LookSmart is a leading global Internet search infrastructure company. We have built a robust suite of scalable, customizable and high-quality search products and have distributed these products, in varying forms, to our network of partners and affiliates. First and foremost, we build our search solutions to provide our partners' Internet users with a fast, effective and high-quality environment to find the most relevant results. Second, we craft our search solutions to maximize the generation of revenue for our partners. Third, because of the scale of our distributed search solution network, we believe we are able to drive significant amounts of traffic to various destinations throughout the Internet. Finally, we build private-label search solutions for our partners that are highly customized and deeply integrated to meet each of our partners' specific goals. Because our search solutions leverage our existing Internet directory, we believe we are able to deploy our search solutions in a cost-effective and scalable manner.

Results of Operations

Revenues

Looksmart's core asset is its directory of Internet content and the associated search systems we provide that allows companies to search through it. Our revenue streams are created from the use of this directory and search system by LookSmart and by other companies who contract to use the directory. We divide these revenues into three distinct segments:

  Licensing. Some companies choose to simply license LookSmart's directory for a fee. The licensing fee generally entitles a company to make use of the data written in LookSmart's directory in a contractually-limited manner, and to retain the advertising fees that displaying search results may generate. Licensing revenues were $4.4 million for the second quarter and $9.8 million for the first half of 2000, respectively, which represent a decrease of 16% and an increase of 1% when compared with the corresponding periods in 1999. The decrease in year over year second quarter licensing revenues is due primarily to the timing of the delivery of LookSmart's annual contracted URLs to Microsoft.

  Advertising Syndication. Advertising syndication revenues are derived from the display of advertising in conjunction with returning search content. This advertising is distinct and generally differentiated from the content. These revenues were $17.2 million for the second quarter and $29.5 million for the first half of 2000, respectively, which represent increases of 401% and 424% when compared with the corresponding periods in 1999. The increases were due primarily to the increasing number of advertisers purchasing space on the Company's and its affiliates' web pages, increased traffic resulting from increased branding and new syndication deals, as well as higher effective yields resulting from better advertising inventory management and increased targeting of advertising sales.

  Ecommerce/distribution. The source of LookSmart's ecommerce/distribution revenues are its merchandising activities as well as the revenues it derives from the distribution of "contributing links" (URLs) in its directory. Contributing links are URLs in LookSmart's directory that generate revenue. Customers have either paid for the review of a contributing link or LookSmart is able to earn revenue from the URL. Specifically, revenues from the distribution of contributing links come from "cost-per-click" arrangements, CPM arrangements, and fees for expedited reviews of URLs. The Company initiated its ecommerce/distribution activities in April 1999. Ecommerce/distribution revenues were $5.7 million for the second quarter and $9.6 million for the first half of 2000, respectively, which represent increases of 213% and 425% compared to the corresponding periods in 1999. The increases are primarily due to the continued strength of our on-line merchandise sales, which began in April 1999 and accounted for approximately $5.0 million of this increase. In addition, our sales in 2000 were bolstered by new revenues from contributing links.

  International revenues accounted for less than 10% of net revenues during the second quarter and first halves of 1999 and 2000. Barter revenues also represented less than 10% of net revenues during those periods.

Cost of Revenues

  Advertising Syndication. Advertising syndication cost of revenues were $1.1 million, or 7% of advertising syndication revenues, for the second quarter and $2.1 million, or 7% of advertising syndication revenues, for the first half of 2000. In the corresponding periods of 1999, advertising syndication cost of revenues were $430,000, or 13% of advertising syndication revenues, and $748,000, or 13% of advertising syndication revenues, respectively. During the period from June 30, 1999 to June 30, 2000, we invested in technology infrastructure and hired advertising operations personnel to improve the management and sale of our advertising inventory which allows us to monetize our traffic more effectively. The dollar increase in advertising syndication cost of revenues was due to the salaries and benefits costs of additional employees in advertising operations as well as depreciation on additional capital expenditures related to management of advertising inventory and increased line rental expenses due to higher traffic levels.

  Ecommerce/distribution. Ecommerce/distribution cost of revenues were $2.3 million, or 40% of ecommerce/distribution revenues, for the second quarter and $4.2 million, or 44% of ecommerce/distribution revenues, for the first half of 2000. In the corresponding periods of 1999, ecommerce/distribution cost of revenues were $1.1 million, or 62% of ecommerce/distribution revenues, and $1.1 million, or 62% of ecommerce/distribution revenues, respectively. Ecommerce/distribution cost of revenues are attributable primarily to merchandise costs.

Operating Expenses

  Sales and Marketing. Sales and marketing expense was $19.6 million for the quarter ended June 30, 2000, or 72% of total revenues, as compared to $10.7 million, or 102% of total revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expense was $36.3 million, or 74% of total revenues, as compared to $17.2 million, or 101% of total revenues for the six months ended June 30, 1999.

The dollar increase in sales and marketing expenses for the six months ended June 30, 2000 as compared to the same period in 1999 is attributable to a number of factors. Distribution costs increased approximately $12.4 million, primarily due to the distribution and syndication agreement we entered into in April 1999 with NetZero and an increase in payments to our ISP, media, and portal partners. Among the significant new distribution and syndication agreements we entered into in late 1999 and in 2000 were agreements with Go2Net, Prodigy, and Juno. Marketing costs also increased approximately $3.0 million for the six months ended June 30, 2000 compared to the same period in 1999, primarily due to our sponsorship deals entered into with PBS in late 1999 and Olympics.com in March 2000. In addition, the Company continued to expand its sales staff in 2000, resulting in an increase to sales and marketing expense of approximately $3.3 million in the six months ended June 30, 2000 as compared to the same period in 1999.

  Product Development. Product development expense was $9.4 million for the quarter ended June 30, 2000, or 35% of total revenues, as compared to $5.7 million, or 54% of total revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product development expense was $18.1 million, or 37% of total revenues, as compared to $9.6 million, or 56% of total revenues.

The dollar increase in product development expenses in the six months ended June 30, 2000 as compared to the same period in 1999 is primarily due to increases of $3.2 million and $1.8 million in engineering and product design costs, respectively. These cost increases are attributable to the significant increase in personnel needed to support our efforts to expand our database page-server and advertising technologies as well as develop our database. In addition, we started a Looksmart Live group in July of 1999, resulting in an increase of $2.0 million in product development costs in the six months ended June 30, 2000 as compared to the same period in 1999.

  General and Administrative. General and administrative expense was $3.3 million for the quarter ended June 30, 2000, or 12% of total revenues, as compared to $2.1 million, or 20% of total revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expense was $6.1 million, or 13% of total revenues, as compared to $3.7 million, or 21% of total revenues.

The dollar increase in the six months ended June 30, 2000 as compared to the same period in 1999 consists primarily of increases in payroll expense due to our expanding employee base, as well as an increase in listing, accounting, legal, and other professional service costs incurred in connection with our listing of CDI's on the Australian stock exchange.

  Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles expense was $1.8 million for the quarter ended June 30, 2000, or 7% of total revenues, as compared to $1.5 million, or 15% of total revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, amortization of goodwill and intangibles expense was $3.8 million, or 7% of total revenues, as compared to $1.9 million, or 11% of total revenues.

Goodwill and intangibles are the result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet and ITW NewCorp asset purchase transactions in April 1999 and June 1999, and the Futurecorp stock purchase transaction in December 1999. In May 2000, the Company contributed certain assets and liabilities related to its choicemall property to Qsound Labs, Inc., resulting in a $4.6 million reduction of goodwill acquired in the April 1999 Guthy-Renker Internet asset purchase. The dollar increase in the six months ended June 30, 2000 as compared to the same period in 1999 was due primarily to the fact that the six months ended June 30, 2000 includes six months of amortization expense of the goodwill resulting from the Guthy-Renker Internet, ITW NewCorp and Futurecorp purchase transactions.

  Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $389,000 for the quarter ended June 30, 2000, or 2% of total revenues, as compared to $2.0 million, or 19% of total revenues, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, amortization of deferred stock compensation expense was $1.6 million, or 3% of total revenues, as compared to $2.8 million, or 16% of total revenues.

These amounts were recorded in connection with the grant of stock options to employees and represent the difference between the deemed fair value of the common stock subject to the options at the dates of grant and the exercise price of the related options. The decrease in amortization expense in the six months ended June 30, 2000 as compared to the same period of last year is primarily due to the forfeiture of stock options by terminated employees of the Company, and the intrinsic decrease of this expense in the method as prescribed by FIN 28.

  Non-operating Income (Expense). The Company had net non-operating expense of $2.4 million for the quarter ended June 30, 2000, as compared to net non-operating income of $570,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, our net non-operating expense was $3.6 million, as compared to a net non-operating income of $589,000 for the same period last year.

The decrease in net non-operating income for the six months ended June 30, 2000 compared to the same period last year is due to a $3.5 million loss we recognized as our 50% share of the BT LookSmart joint venture loss. BT LookSmart initiated operations in February 2000. In addition, the $3.3 million in interest income we recognized in the six months ended June 30, 2000 was offset by $3.4 million in interest expense on the $50.0 million we drew down on our credit facility from BT in February, 2000.

Income Taxes

  Income tax expense was $47,000 for the quarter ended June 30, 2000 compared to zero income tax expense for the quarter ended June 30, 1999. For the six months ended June 30, 2000, income tax expense was $93,000, compared to $52,000 for the same period in 1999. Income tax expense is primarily associated with our Australian operations.

Liquidity and Capital Resources

  LookSmart invests cash pending investment or use predominantly in debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than one year with the intent to make such funds available for operating purposes. At June 30, 2000, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $125.2 million. Of this amount, $46.3 million constitutes restricted cash under the BT LookSmart joint venture agreement and is reserved exclusively for the purpose of funding the BT LookSmart joint venture.

  As of June 30, 2000, we had working capital of $107.9 million. Current assets included $121.3 million in cash and cash equivalents and $4.0 million in short-term investments. Current liabilities included $16.0 million in deferred revenues. Deferred revenues primarily reflect cash receipts in excess of the revenues earned under our agreement with Microsoft.

  Our operations used cash of $19.0 million and $5.7 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operations for the six months ended June 30, 2000 resulted primarily from the net losses for the period and increases in prepaid expenses related to our Netscape and NetZero distribution agreements, accounts receivable and other assets, and a decrease in deferred revenues partially offset by increases in trade accounts payable and accrued liabilities.

  Our investing activities used cash of $35.3 million and $14.6 million for the six months ended June 30, 2000 and 1999, respectively. Investing activity in each of the periods consists primarily of funding the BT LookSmart joint venture, investment of restricted cash and purchases of fixed assets. The net cash provided by investing activities in the six months ended June 30, 2000, is primarily the result of liquidating $26.1 million in short-term investments during the period. Investing activities for the six months ended June 30, 2000 also included our proportionate share of the funding call by the BT Looksmart joint venture. LookSmart and BT were each required to make a payment of $7.7 million to meet this funding call.

  Our financing activities provided cash of $53.3 million and $59.4 million for the six months ended June 30, 2000 and 1999, respectively. In February 2000, we drew down $50.0 million on the BT line of credit, as explained below. In February 1999 and March and April 1999, we received cash proceeds of $500,000 and $60.3 million from the issuance of Series A and Series C convertible preferred stock, respectively.

  In February 2000, LookSmart entered into a joint venture agreement with BT. LookSmart and BT have equal equity interests in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting. Our share of the joint venture's net income or loss is reported as non-operating income or expense. The Company anticipates that the joint venture will require significant cash contributions and will incur losses for the foreseeable future. The agreement establishing the joint venture requires that LookSmart commit up to $108.0 million in cash through March 2003. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. We drew down $50.0 million from the credit facility in February 2000. Outstanding principal and accrued interest on the credit facility are convertible into LookSmart common stock at $35.00 per share at BT's discretion.

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

  Management believes that our current working capital is sufficient to meet our operating requirements for at least the next 12 months. The Company expects that it will need to seek additional financing if investment plans for our business change. We cannot assure you that such financing will be available on reasonable terms when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

Year 2000 Risks

  We have not experienced any immediately adverse impact from the transition to the Year 2000 on January 1, 2000. However, we cannot guarantee that we, our suppliers, partners and customers have not been or will not be affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any consequential effects may remain unknown until later.

                      Factors Affecting Operating Results

  You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have a history of net losses and expect to continue to incur net losses

  We have incurred net losses since our inception, including net losses of approximately $12.9 million and $64.7 million for the years ended December 31, 1998 and 1999 and $26.7 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $114.6 million. We expect to have increasing net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues, capitalize on new sources of revenue and contain our expenses. We expect to spend significant amounts to:

 . develop our international business, particularly through our BT LookSmart joint venture with British Telecommunications;

 .  maintain and expand our network of distribution partners;

 . continue to develop and expand directories of Internet listings, both in the U.S. and abroad;

 . develop new products and enhance the functionality of our search and directory listings services; and

 .  acquire complementary technologies and businesses.

  Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to achieve net profitability or increase our operating profitability on a quarterly or annual basis.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

  Our quarterly revenues may fluctuate significantly as a result of a variety of factors that could affect our operating results in any particular quarter. These factors include:

 . the level of user traffic on our and our distribution affiliates' websites and our ability to monetize that traffic in any given quarter;

 .  the demand for our Internet search and navigation services;

 . the level of demand for Internet advertising and changes in the advertising rates we charge;

 . the timing of revenue recognition under our listings, licensing and advertising contracts;

 . the level and timing of our entry into new contracts for advertising, database licensing and syndication;

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

  Our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Our operating results may vary as a result of changes in our expenses and costs.

  Due to the above factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as indicators of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

We may need additional capital in the future to support our growth and additional financing may not be available to us

  Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 12 months, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with high negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

 .  take advantage of favorable conditions in capital markets; or

 .  respond to competitive pressures.

   The capital markets, and in particular the public equity market for Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all.

Our business prospects depend on the continued growth of Internet advertising and our ability to generate advertising revenues

   For the quarter ended June 30, 2000, advertising syndication revenues accounted for 63% of our total revenues, as compared to 33% of our total revenues in the quarter ended June 30, 1999. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future.

   We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic websites, for a share of advertisers' total advertising expenditures. We expect downward pressure on advertising prices in the industry generally due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

   Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of clickthroughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In some cases, we share advertising revenue with our network partners based on the number of users directed to the directory within their sites. A decrease in targeted advertising sold, advertising rates or an increase in revenue sharing obligations could adversely affect our operating results.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates their contract with us, our business could be harmed

  We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and after June 5, 2000, either party may terminate the agreement for any reason on six months' notice. For the quarter ended June 30, 2000, revenues from Microsoft under this agreement accounted for $3.7 million or 13.5% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement. Microsoft may not sublicense its rights to a specified group of companies, which includes some of our competitors.

Our revenues and income potential are unproven and our business model is continuing to evolve

  We were formed in July 1996 and launched our search and navigation service in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet search infrastructure market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

 . profitably establish and expand our new product offerings, including express listings, sub-site listings, premium information and LookSmart Live!;

 . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic to Internet properties using our directory services; and

 . attract and retain a large number of advertisers from a variety of industries.

Our failure to succeed in one or more of these areas may harm our business, results of operations and financial condition.

The BT LookSmart joint venture will require a substantial investment of resources and may not ever become profitable

  Our success will depend in part upon the success of BT LookSmart, our joint venture with British Telecommunications. We face many risks associated with BT LookSmart, such as:

 . we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. We expect the venture to incur significant losses and require large capital expenditures for the foreseeable future. As a result, LookSmart's revenues will be adversely impacted. We cannot project when BT LookSmart will generate cash for us or become profitable, if at all.

 . we are obligated under the joint venture documents to make funding contributions of up to $108 million over the first three years of BT LookSmart's operation. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

 . the joint venture will face competition in international markets from a range of competitors, including Yahoo!, the Microsoft Network, Alta Vista, UK Plus, France Telecom, Deutsche Telecom, Tele Denmark, Scandinavian Online, Sonera
Plaza and other search infrastructure companies, content aggregators and portals, many of which have greater capital resources and local experience in these markets;

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

 . the joint venture may be unable to aggregate a large amount of Internet traffic and generate advertising and other revenue streams from that traffic;

 . the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes; and

 . we have not previously worked with British Telecommunications and may be unable to forge an effective working relationship in the joint venture due to differences in business goals, assessment of and appetite for risk or other factors.

Many of our advertisers are emerging Internet companies that represent credit risks

  We expect to derive an increasingly significant portion of our revenues from the sale of advertising to other Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and have limited access to additional capital. To reflect the environment of heightened risk, we increased our reserves for doubtful accounts receivable in the first quarter of 2000 by $1.0 million and in the second quarter of 2000 by $759,000. If any significant part of our advertising base experiences financial difficulties, is not commercially successful, or is unable or unwilling to pay our advertising fees for any reason, our business will suffer.

If we are unsuccessful in expanding the network of affiliates using our directory and search services, we may be unable to increase future revenues

  Our success depends on our ability to expand the network of affiliates using our directory and search services. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we cannot assure you that we will continue to grow and expand the network of websites using our search infrastructure services. If we are unsuccessful in doing so, the reach of our search services, and consequently our ability to generate advertising revenues, will be seriously harmed. In that event, our business prospects and results of operations may deteriorate.

We face risks related to expanding into new services and businesses, including LookSmart Live! and eCommerce/Distribution

  To increase our revenues, we will need to expand into new business areas and develop our ecommerce business, particularly our express listing and sub-site listing services. Our success will depend upon the extent to which businesses choose to use our express listing and sub-site listings products. These products are in early stages and we cannot predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. For these and other reasons, these initiatives may not generate sufficient revenues to offset their cost.

  For example, one of our new businesses, LookSmart Live!, is capital and human resource intensive, and may be difficult to scale quickly and profitably. If we are unable for any reason to expand the service in line with consumer de mand, our reputation and business could suffer. In the second quarter of 2000, the LookSmart Live! service generated an insignificant amount of revenues and had $913,000 in operating expenses. If we are unable to generate revenues from the traffic generated from this service, it may not become profitable and may harm our results of operations and financial condition.

A failure to manage and integrate businesses we acquire could divert management's attention and harm our operations. Acquisitions may also dilute our existing stockholders

  If we are presented with appropriate opportunities, we intend to make additional acquisitions of, or significant investments in, complementary companies, products or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of acquired companies into LookSmart could be expensive, time consuming and strain our managerial resources. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

Our stock price is extremely volatile and investors may not be able to resell their shares for a profit

  The stock market has recently experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet companies, have been extremely volatile. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. You may not be able to sell your shares for a profit as a result of a number of factors that may cause a decline in our stock price, including:

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

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

  We have developed custom, proprietary software for use by our editors to create the LookSmart directory and we also use proprietary and licensed software to distribute the LookSmart directory and associated pages, and to serve advertising to those pages. This software may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution affiliates partners:

 . substantial increases in editorial activity or the number of URLs in our directory;

 .  customization of our directory for syndication with particular partners;

 .  substantially increased traffic using our directory; and

 .  the addition of new features or changes in our directory structure.

  If we fail to address these constraints and difficulties in a timely manner, our advertising and other revenues may decline and our business would likely suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will suffer.

The operating performance of our systems is critical to our business and reputation

  Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced user traffic, a decline in revenues and damage to our reputation. Our users, partners and customers depend on ISPs, online service providers and other third parties for access to the LookSmart directories. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future.

  In February 1999, we entered into an agreement with GlobalCenter, Inc. to house our hardware equipment at their facilities in Santa Clara, California. We do not presently maintain fully redundant systems at separate locations, so our operations depend on GlobalCenter's ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. GlobalCenter does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have not developed a disaster recovery plan to respond to system failures. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

  The barriers to entry into some segments of the Internet search infrastructure market are relatively low. As a result, new market entrants pose a threat to our business, particularly with respect to software-based search solutions and providing Internet search services to vertical market segments. We do not own any patented technology that precludes or inhibits competitors from entering the Internet search infrastructure market. Existing or future competitors may develop or offer technologies or services that are comparable or superior to ours, which could harm our business.

  We currently face direct competition from companies that provide directory content, search algorithms, content aggregation and licensing, targeted advertising and online interactive service capabilities. As we expand the scope of our Internet services, we will compete directly with a greater number of Internet search infrastructure providers, content aggregators and other media companies across a wide range of different online services, including:

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

Recent acquisitions and strategic alliances involving our competitors could reduce traffic on our network

  A number of significant acquisitions and other alliances have been completed or announced in the Internet search and navigation market involving some of our competitors, including:

 . CMGI's acquisition of an interest in Alta Vista and Alta Vista's planned initial public offering;

 . America OnLine's acquisition of Netscape Communications Corporation and proposed acquisition of Time Warner, Inc.;

 .  InfoSpace's proposed acquisition of Go2Net;

 . The Walt Disney Company's (Go Network) acquisition of a significant stake in Infoseek Corporation;

 . NBCi's formation from Snap, XOOM.com, NBC.com, NBC Interactive Neighborhood, AccessHollywood.com, VideoSeeker and a 10% equity stake in CNBC.com;

 .  Yahoo, Inc.'s acquisition of Geocities and strategic partnership with Google;

 .  Inktomi's acquisition of Ultraseek from the Go Network;

 .  @Home Network's acquisition of Excite, Inc.; and

 .  Ask Jeeves' acquisition of Direct Hit Corporation.

  Although the effect of these transactions and agreements on our business cannot be predicted with certainty, these transactions could provide our competitors with significant opportunities to increase traffic on their websites and expand their service offerings, which could drive down traffic for our network. In addition, these transactions align some of our competitors with companies, including television networks, that are significantly larger and have substantially greater capital, brand, marketing and technical resources than LookSmart. As a result, these competitors may be able to respond more quickly to new technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we can.

We may be unable to execute our business model in international markets

  A key component of our strategy is to expand our operations into selected international markets, both through the BT LookSmart joint venture in Europe and Asia and through our direct offerings of search and navigation services in Australia, Canada and selected countries in Latin America. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

 . lower per capita Internet usage and online shopping rates in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate on-line security for ecommerce transactions;

 . less-developed Internet advertising markets in foreign markets, which may make it more difficult to generate revenue from the traffic on our international directories;

 . relatively small Internet markets in some countries may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

 . competition in international markets from a broad range of competitors, including Yahoo!, Alta Vista and other United States and foreign telecommunications firms, search engines, content aggregators and portals, many of which have greater local experience than we do;

 . uncertainty of market acceptance in new regions due to language, cultural, technological or other factors;

 . our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with advertisers;

 . difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services;

 . unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

 .  foreign currency fluctuations.

  Our failure to address these risks could inhibit or preclude our efforts to expand our business in international markets.

Our management and internal systems may be inadequate to handle the growth of our business

  Our workforce has grown from 55 employees on January 1, 1998 to approximately 600 employees worldwide on June 30, 2000. In addition, many members of our management team have only recently started in their current positions, including our Chief Financial Officer and Vice President of Finance. Implementation of our growth strategy requires that we hire additional highly qualified personnel, particularly in our engineering, international, product development and sales operations.

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

If we become subject to unfair hiring claims, we could be prevented from hiring needed personnel, incur liability for damages and incur substantial costs in defending ourselves

  Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.

We may face liability for intellectual property claims or information contained in our search infrastructure services, and these claims may be costly to resolve

  We make information available to end users on our search infrastructure services, both on our website and our distribution affiliates' websites. We also provide our distribution affiliates with custom-developed software and software developed by others as part of our service offerings. Although we do not believe that our website content and services infringe any proprietary rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We or our distribution affiliates could be subject to claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, breach of contract or other theories based on the nature and content of our information and services. These types of claims have been brought, sometimes successfully, against online service providers in the past. In addition, we are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of others.

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

Our business prospects depend on the continued growth in the use of the Internet

  Our business is substantially dependent upon continued growth in the use of the Internet as a medium for advertising, obtaining information and commercial transactions. Internet usage and ecommerce may not grow at projected rates for various reasons, including:

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

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information which could decrease our advertising revenues or increase our costs

  Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have been investigating some Internet companies, and lawsuits have been filed against some Internet companies, regarding their use of personal information. The European Union has adopted a directive that imposes restrictions on the collection and use of personal data, guaranteeing citizens of European Union member states various rights, including the right of access to their data, the right to know where the data originated and the right to recourse in the event of unlawful processing. Any laws imposed to protect the privacy of Internet users may affect the way in which we collect and use personal information. We could incur additional expenses if new regulations or court judgments regarding the use of personal information are introduced or if any regulator chooses to investigate our privacy practices.

  As is typical with most websites, our website places information, known as cookies, on a user's hard drive, generally without the user's knowledge or consent. This technology enables website operators to target specific users with a particular advertisement and to limit the number of times a user is shown a particular advertisement. Although some Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of or technically proficient enough to customize these options. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

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

Future sales of our securities may cause our stock price to decline

  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of August 10, 2000, approximately 43.0 million shares of common stock were held by non-affiliates and approximately 46.6 million shares were held by affiliates, all of which are currently available for
                            ----------
resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of August 10, 2000, the holders of up to 42.2 million shares of common stock and warrants to purchase approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

  In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be immediately available for resale at the option of the holders in the Nasdaq National Market, which could depress the market price of LookSmart common stock. As of August 1, 2000, the CDIs registered for trading on the Australian Stock Exchange are exchangeable into an aggregate of approximately 8.8 million shares of common stock.

  These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

  As of August 10, 2000, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 52% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to control matters requiring stockholder approval, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of June 30, 2000 or 1999. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

  Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended June 30, 2000 and 1999, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended June 30, 2000 and 1999 were not material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities.

     None.

(b)  Use of Proceeds.

     On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of June 30, 2000, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 25, 2000, the Company held its annual stockholder meeting. At the meeting, a quorum the stockholders of the Company considered two proposals: (1) the election of two directors to the board of directors and (2) the ratification of the appointment of the Company's independent accountants, PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2000. The remaining directors, Evan Thornley, Tracey Ellery, Scott Whiteside and Anthony Castagna, were incumbent directors who did not stand for election at the meeting. The following table shows the results of the voting on these matters.

(1)  Election of Directors:

     Name                    For                      Withheld
--------------------------   ----------------------   --------
     Mariann Byerwalter      48,220,721               24,740
     Robert Ryan             48,221,421               24,040

(2)  Ratification of Independent Auditors:

     For             Against   Abstain
------------------   -------   -------
     48,224,419      20,192    890

ITEM 5. OTHER INFORMATION

     On May 25, 2000, the Company's board of directors adopted resolutions amending the Bylaws of the Company and increasing the number of directors on the board of directors from six to seven. The board of directors also appointed James Tannenbaum to fill the newly created vacancy on the board of directors. Mr. Tannenbaum was appointed as a Class II director. The terms of the Class II directors, which also include Anthony Castagna and Scott Whiteside, expire at the annual meeting of stockholders in 2001.

     Dr. Tananbaum co-founded Advanced Medicine in April 1997 and has served as its President and CEO since inception. He previously co-founded GelTex Pharmaceuticals and served as a Director until January 1997. Dr. Tananbaum holds an M.D. degree from Harvard Medical School, an M.B.A. degree from Harvard Business School, and B.S.E.E. and B.S. degrees from Yale University.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits.

     Exhibit 3    Restated Bylaws of the Company, as amended on May 25, 2000
     Exhibit 27   Financial Data Schedule

(2)  Current Reports on Form 8-K.

     The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000  LOOKSMART, LTD.

                       By: /s/ Ned Brody

                           Ned Brody
                           Chief Financial Officer
                           (Principal Financial Officer)


                       By: /s/ Robert Mally

                           Robert Mally
                           Controller
                           (Principal Accounting Officer)