Form 10-Q
period 2000-09-30
LOOKSMART LTD
filed 2000-11-14
CIK 1077866

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ________________

                                   FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period from ________ to __________.

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

  As of October 31, 2000, there were 90,060,723 shares of the registrant's common stock outstanding.

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

ITEM 1:   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 1999
          and September 30, 2000........................................     3

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the three and nine months ended
          September 30, 1999 and 2000...................................     4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 2000......................     5

          Notes to Condensed Consolidated Financial Statements..........     6

ITEM 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    11

          Factors Affecting Operating Results...........................    16

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk....    28

PART II   OTHER INFORMATION

ITEM 2:   Changes in Securities and Use of Proceeds.....................    29

ITEM 6:   Exhibits and Reports on Form 8-K..............................    29

ITEM 7:   Signatures....................................................    30

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       LOOKSMART, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                       December 31,      September 30,
                                                           1999              2000
                                                       ------------      -------------
                                                                          (unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents...................           $ 75,971          $  53,714
  Restricted cash.............................                ---             45,300
  Short term investments......................             28,038             13,902
  Trade accounts receivable, net..............              8,039             16,523
  Accounts receivable from related parties....                980              2,189
  Other current assets........................              4,675             11,189
                                                         --------          ---------
    Total current assets......................            117,703            142,817

Property and equipment, net...................             11,595             13,545
Goodwill and intangible assets, net...........             29,301             20,452
Investment in joint venture...................                ---              2,051
Other assets..................................              2,920              5,972
                                                         --------          ---------
Total assets..................................           $161,519          $ 184,837
                                                         ========          =========

      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable......................           $  4,002          $   6,132
  Other accrued liabilities...................             12,915             17,373
  Deferred revenue............................             16,705             14,233
  Income taxes payable........................                650                507
  Capital lease obligations--current portion..                743                751
                                                         --------          ---------
   Total current liabilities..................             35,015             38,996

Deferred revenue..............................              4,919                ---
Capital lease obligations.....................              1,423                892
Credit facility--joint venture partner........                ---             50,000
Minority interest.............................                610                317
Note payable..................................                ---                441
Other liabilities.............................                ---              6,462
                                                         --------          ---------
    Total liabilities.........................             41,967             97,108

Stockholders' equity:
Capital stock.................................                 86                 89
Additional paid-in capital....................            211,305            217,499
Deferred stock compensation and other.........             (3,904)            (2,360)
Accumulated deficit...........................            (87,935)          (127,499)
                                                         --------          ---------
 Total stockholders' equity...................            119,552             87,729
                                                         --------          ---------
 Total liabilities and stockholders' equity...           $161,519          $ 184,837
                                                         ========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       LOOKSMART, LTD. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In Thousands, except per share amounts)

                                                                                     Three Months Ended    Nine months Ended
                                                                                        September 30,         September 30,
                                                                                       1999       2000       1999       2000
                                                                                       ----       ----       ----       ----
                                                                                   (unaudited) (unaudited)(unaudited)(unaudited)
Revenues:
  Advertising syndication                                                            $  6,258   $ 18,951   $ 11,882   $ 48,906
  Licensing                                                                             4,601      6,371     14,227     16,134
  Ecommerce                                                                             2,422      4,755      4,242     11,596
  Listings                                                                                ---      3,287        ---      5,529
                                                                                     --------   --------   --------   --------
           Total revenues                                                              13,281     33,364     30,351     82,165
Cost of revenues:
  Advertising syndication                                                               1,009      1,433      1,757      3,521
  Ecommerce                                                                             1,339      2,851      2,469      7,016
  Listings                                                                                ---        487        ---        487
                                                                                     --------   --------   --------   --------
              Total cost of revenues                                                    2,348      4,771      4,226     11,024
                                                                                     --------   --------   --------   --------
Gross profit                                                                           10,933     28,593     26,125     71,141
                                                                                     --------   --------   --------   --------
Operating expenses:
 Sales and marketing (exclusive of deferred stock compensation of 1,322 and 321 in the three months ended September 30, 1999 and 2000, respectively, and 2,249 and 1,093 in the nine months ended
   September 30, 1999 and 2000, respectively)                                          17,489     23,335     34,646     59,646
 Product development (exclusive of deferred stock compensation of 3,718 and 159 in the three months ended September 30, 1999 and 2000, respectively, and 4,686 and 535 in the nine months ended
   September 30, 1999 and 2000, respectively)                                           8,655      8,921     18,222     26,976
 General and administrative (exclusive of deferred stock
   compensation of 790 and 180 in the three months ended
   September 30, 1999 and 2000, respectively, and 1,690 and 675 in the
   Nine months ended September 30, 1999 and 2000, respectively)                         2,098      3,011      5,764      9,143
 Amortization of goodwill and intangibles                                               1,806      1,612      3,724      5,388
 Amortization of deferred stock compensation                                            5,830        660      8,625      2,303
                                                                                     --------   --------   --------   --------
   Total operating expenses                                                            35,878     37,539     70,981    103,456
                                                                                     --------   --------   --------   --------

   Loss from operations                                                               (24,945)    (8,946)   (44,856)   (32,315)
Non-operating income (expenses):
Interest and other non-operating income(expense), net                                     936       (918)     1,525       (956)
Share of joint venture income (loss)                                                      ---     (3,105)       ---     (6,649)
Minority interest                                                                         ---         95        ---        490
                                                                                     --------   --------   --------   --------
   Loss before income taxes                                                           (24,009)   (12,874)   (43,331)   (39,430)

Income taxes                                                                              ---        (41)       (52)      (135)
                                                                                     --------   --------   --------   --------

   Net loss                                                                           (24,009)   (12,915)   (43,383)   (39,565)
                                                                                     --------   --------   --------   --------
Other comprehensive income
Change in foreign currency translation adjustment during the period                        (1)      (108)       (30)      (208)
Change in unrealized gains/losses during the period                                       ---         78        ---       (256)
                                                                                     --------   --------   --------   --------
   Comprehensive loss                                                                $(24,010)  $(12,945)  $(43,413)  $(40,029)
                                                                                     ========   ========   ========   ========
Basic and diluted net loss per share                                                 $  (0.45)  $  (0.14)  $  (1.36)  $  (0.45)
                                                                                     ========   ========   ========   ========
Weighted average shares outstanding used in per share calculation                      53,270     89,575     31,842     88,517
                                                                                     ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       LOOKSMART, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                      Nine months
                                                                                   Ended September 30,
                                                                                  1999            2000
                                                                                  ----            ----
                                                                                      (unaudited)
Cash flows from operating activities:
  Net loss..................................................................   $(43,383)       $(39,565)
  Adjustments to reconcile net loss to cash used in operating activities:
    Share of joint venture loss.............................................        ---           6,649
    Depreciation and amortization...........................................      5,137           8,861
    Warrant non-cash charge.................................................       ----             157
    Amortization of deferred stock compensation.............................      8,624           2,303
    Changes in operating assets and liabilities:
     Trade accounts receivable..............................................     (2,903)         (7,983)
     Prepaid expenses.......................................................    (10,410)         (6,029)
     Other assets...........................................................     (3,180)         (3,567)
     Trade accounts payable.................................................      2,310           2,130
     Other accrued liabilities and payables.................................      3,261          12,727
     Deferred revenues......................................................     13,911          (4,922)
     Minority interest......................................................        ---            (293)
                                                                               --------        --------
       Net cash used in operating activities................................    (26,744)        (29,532)
                                                                               --------        --------

Cash flows provided (used) by investing activities:
    Acquisitions............................................................    (10,331)           (811)
    Purchase of short-term investments......................................    (20,078)        (13,902)
    Proceeds from sale of short-term investments............................        ---          28,188
    Funding to joint venture................................................        ---          (8,700)
    Restricted cash.........................................................        ---         (45,300)
    Purchase of property and equipment......................................     (7,429)         (5,423)
                                                                               --------        --------
      Net cash provided (used) by investing activities......................    (37,838)        (45,948)

Cash flows from financing activities:
   Proceeds from note.......................................................        ---             472
   Repayment on notes.......................................................     (1,500)            (31)
   Repayments on equipment lease............................................        ---            (523)
   Proceeds from joint venture partner credit facility......................        ---          50,000
   Proceeds from issuance of preferred stock, net...........................     60,887             ---
   Proceeds from exercise of common stock warrants..........................      1,321             ---
   Proceeds from issuance of common stock...................................     96,705           3,513
                                                                               --------        --------
      Net cash provided by financing activities.............................    157,413          53,431
Effect of exchange rate changes on cash.....................................         25            (208)
                                                                               --------        --------
Increase (decrease) in cash and cash equivalents............................     92,856         (22,257)
Cash and cash equivalents, beginning of period..............................      3,501          75,971
                                                                               --------        --------
Cash and cash equivalents, end of period....................................   $ 96,357        $ 53,714
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

Revenue Recognition

     The Company generates revenues from advertising syndication, licensing, ecommerce and listings activities. Advertising syndication revenues are derived from the sale of advertisements on the websites of the Company and its distribution affiliates in conjunction with returning search content. Advertising syndication revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's or its partners' online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

     Revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. In accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions", these transactions are recorded at the fair value of similar advertisement for which cash was received. For the three months ended September 30, 1999 and 2000 the Company recognized $24,000 and $205,000, respectively, for barter transactions. For the nine months ended September 30, 1999 and 2000 the Company recognized $222,000 and $1.6 million, respectively, for barter transactions.

     Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

     The Company's ecommerce revenue is generated by the sale of merchandise. Prior to the sale of our Choicemall property in May 2000 (See Note 5), the Company also generated ecommerce revenue from the design, construction and hosting of commercial websites. Revenue from the sale of merchandise is reported on a gross basis because the Company acts as the principal in the transaction with associated product cost reported as cost of revenues. Revenue is recognized at the time goods are shipped. Revenue from the design and construction of websites is recognized when the website is delivered to the customer, or when the Company's obligation terminates. Hosting revenues are recognized in the period in which hosting occurs.

     Listings revenues include fees received for the expedited review of URLs for inclusion in the LookSmart database as well as revenues from the distribution of "contributing links" (URLs) in the LookSmart directory. Revenues associated with expedited reviews are recognized upon the completion of the expedited review provided that collection of any resulting receivable is reasonably assured. Upon completion of an expedited review, the Company has no further ongoing obligation to the customer.

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

     In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting for Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for transactions after January 20, 2000. The Company has adopted EITF 99-17 for all reporting periods after December 31, 1999 and it did not have a material effect on its consolidated financial statements.

     In March 2000, the Emerging Issues Task Force issued EITF No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2). EITF 00-2 is effective for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2, and it did not have a material effect on its consolidated financial statements.

     In July 2000, the Emerging Issues Task Force issued EITF No. 99-19, "Reporting Revenue Gross vs. Net". EITF 99-19 is effective for years beginning after December 15, 1999. The Company has adopted EITF 99-19 for all reporting periods after December 31, 1999 and it did not have a material impact on its consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current presentation.

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

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart's audited financial statements and notes thereto for the year ended December 31, 1999 as included in LookSmart's Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3. Restricted Cash

     On February 15, 2000, the Company borrowed $50.0 million under a credit facility made available by British Telecommunications (BT). In accordance with the BT LookSmart joint venture agreement, drawdowns on the credit facility may be used only for the purpose of funding the BT LookSmart joint venture. As of September 30, 2000, cash drawn down on this credit facility has been classified as restricted cash on the balance sheet and $4.7 million of the cash drawn down has been used to fund the joint venture (see Note 8).

4. Net Loss Per Share:

     In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                                          Three Months             Nine Months
                                                       Ended September 30,     Ended September 30,
                                                       -------------------     -------------------
                                                        1999        2000         1999       2000
                                                        ----        ----         ----       ----
                                                           (unaudited)              (unaudited)
  Numerator--Basic and diluted:
    Net loss......................................     $(24,009)  $(12,915)     $(43,383)  $(39,565)
                                                       ========   ========      ========   ========
  Denominator--Basic and diluted:
    Weighted average common shares outstanding....       53,270     89,575        31,842     88,517
                                                       ========   ========      ========   ========
    Basic and diluted loss per share..............     $  (0.45)  $  (0.14)     $  (1.36)  $  (0.45)
                                                       ========   ========      ========   ========
  Pro forma net loss per share:
    Weighted average common shares outstanding....       82,911                   72,485
                                                       --------                 --------
    Basic and diluted loss per share..............     $  (0.29)                $  (0.60)
                                                       ========                 ========

     The pro forma net loss per share calculation assumes the conversion of all outstanding preferred stock into common shares and the exercise of all warrants which expired upon the Company's initial public offering that were outstanding as of September 30, 1999.

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

                                                      Nine Months
                                                  Ended September 30,
     Common stock equivalents                       1999       2000
     ------------------------                       ----       ----
                                                      (unaudited)
     Preferred stock.....................             ---        ---
     Options.............................          11,118     11,901
     Warrants............................           3,512      1,980
                                                   ------     ------
     Total dilutive shares...............          14,630     13,881
                                                   ======     ======

5. Related Party Transactions

     The Company has a distribution agreement with Guthy Renker Corporation
(GRC), one of the Company's stockholders. At September 30, 2000, the Company had a receivable of $480,000 from GRC arising from transactions under the distribution agreement.

     During the quarter ended September 30, 2000, the Company paid $25,000 to Macquarie Bank Limited, one of the Company's stockholders, for financial consulting expenses.

     During the quarter ended September 30, 2000, the Company received $375,000 from QSound Labs, Inc. for advertising sales as part of a two year agreement. This agreement calls for QSound to purchase a total of $3.0 million of advertising. The Company has an equity investment in QSound, as a result of the sale of certain assets and liabilities related to its Choicemall property to QSound in May 2000.

     During the quarter ended September 30, 2000, the Company received $819,000 from Redband Broadcasting for advertising sales. The Company is a minority owner in Redband Broadcasting.

     The Company receives licensing revenues from the BT LookSmart joint venture for the licensing of LookSmart database content. Revenues from the BT LookSmart joint venture amounted to $0 and $625,000 for the nine months ended September 30, 1999 and 2000, respectively. As of September 30, 2000 the Company had a related party receivable of $1.7 million from the BT LookSmart joint venture. This receivable represents reimbursable costs incurred by the Company on behalf of the BT LookSmart joint venture and has been recorded as an account receivable from a related party on the balance sheet as of September 30, 2000.

6. Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in four segments: advertising syndication, licensing, ecommerce and listings. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1999 and September 30, 2000, accounts receivable by segments are as follows (in thousands):

                                              December 31,     September 30,
                                                  1999             2000
                                                  ----             ----
                                                       (unaudited)
     Advertising syndication.............        $8,368          $19,804
     Licensing...........................           269               21
     Ecommerce...........................           992              479
     Listings............................           ---              635
                                                 ------          -------
     Total...............................         9,629           20,939
     Allowance for doubtful accounts.....          (610)          (3,937)
                                                 ------          -------
     Accounts receivable, net............        $9,019          $17,002
                                                 ======          =======

     As of September 30, 2000, accounts receivable from related parties includes a $1.7 million receivable from BT which has not been allocated to any of the Company's segments.

     As of December 31, 1999 and September 30, 2000, deferred revenue by segment was as follows (in thousands):

                                              December 31,     September 30,
                                                  1999             2000
                                                  ----             ----
                                                       (unaudited)
     Advertising syndication.............       $   239           $   142
     Licensing...........................        18,597            14,047
     Ecommerce...........................         2,788               ---
     Listings............................           ---                44
                                                -------           -------
     Total...............................       $21,624           $14,233
                                                =======           =======

                        LOOKSMART LTD. AND SUBSIDIARIES

                                  (unaudited)

7. Stock Option Plan

     During the nine months ended September 30, 2000, the Company granted 5,568,930 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 2,583,607 options, and 2,569,163 options were cancelled. Total outstanding stock options were 11,900,613 as of September 30, 2000.

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

     The agreement establishing the joint venture requires that both LookSmart and BT contribute up to $108.0 million in cash through June 2003. Under the agreement, BT extended a $50.0 million non-recourse credit facility accruing interest compounded at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. Borrowings under the credit facility, including accrued interest, are convertible into LookSmart common stock at $35.00 per share at BT's discretion. The fair market value of LookSmart common stock on the commitment date was $32.875. The credit facility is due in full by February 2003, unless converted to LookSmart common stock prior to that time. LookSmart's total funding to the joint venture as of September 30, 2000 was $8.7 million. If LookSmart does not repay the facility when it becomes due, BT's sole recourse is to convert its debt to LookSmart common stock or to accept a pro-rata portion of LookSmart's interest in BT LookSmart.

9. Note Payable

     In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of September 30, 2000 the balance of this note was $441,000.

10. Investments

     In July 2000, the Company subscribed for an additional 70,324 shares in one of its subsidiaries, Futurecorp International Pty Limited (Futurecorp), for $307,000 in cash. In August 2000, the Company exercised an option to purchase an additional 125,446 shares of Futurecorp for $414,000 in cash and $276,000 of the Company's common stock. The Company owns stock which controls 53% of the outstanding voting rights of Futurecorp.

11. Subsequent Events

     On October 27, 2000, the Company completed its acquisition of Zeal Media, Inc., a community web directory company located in the Los Angeles, California area. Under the terms of the merger agreement, LookSmart reserved approximately 1,363,419 shares of LookSmart common stock for exchange of all outstanding shares of Zeal Media and for issuance upon exercise of all outstanding options and warrants to purchase Zeal Media stock. Based on LookSmart's closing price of $6.6875 on October 27, 2000, the acquisition had an aggregate value of approximately $9.1 million. At the closing, LookSmart also paid off outstanding debt owed by Zeal Media to bridge investors in the amount of approximately $660,000. LookSmart will account for the transaction under the purchase method of accounting.

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

Overview

     LookSmart is a leading global Internet search infrastructure company. We have built a robust suite of scalable, customizable and high-quality search products and have distributed these products, in varying forms, to our network of partners and affiliates. We build our search solutions to provide our partners' Internet users with a fast, effective and high-quality environment to find the most relevant results. We craft our search solutions to maximize the generation of revenue for our partners, and because of the scale of our distributed search solution network, we believe we are able to drive significant amounts of traffic to various destinations throughout the Internet. Finally, we build private-label search solutions for our partners that are highly customized and deeply integrated to meet each of our partners' specific goals. Because our search solutions leverage our existing Internet directory, we believe we are able to deploy our search solutions in a cost-effective and scalable manner.

Results of Operations

Revenues

     LookSmart's core asset is its directory of Internet content and the associated search systems we provide that allow companies to search through it. Our revenue streams are created from the use of this directory and search system by LookSmart and by other companies who contract to use the directory. We divide these revenues into four distinct segments:

     Licensing. Some companies simply choose to license LookSmart's directory for a fee. The licensing fee generally entitles a company to make use of the data written in LookSmart's directory in a contractually-limited manner, and to retain the advertising fees that displaying search results may generate. Licensing revenues were $6.4 million for the third quarter and $16.1 million for the first nine months of 2000, which represents an increase of 38% and 13%, respectively, when compared with the corresponding periods in 1999. The increase is due primarily to the one-time delivery of additional URLs to Microsoft in the third quarter under an amendment to the Microsoft agreement.

     Advertising Syndication. Advertising syndication revenues are derived from the display of advertising in conjunction with returning search content. This advertising is distinct and generally differentiated from the content. These revenues were $19.0 million for the third quarter and $48.9 million for the first nine months of 2000, respectively, which represent increases of 203% and 312% when compared with the corresponding periods in 1999. The increases were due primarily to the increasing number of advertisers purchasing space on the Company's syndication network, increased traffic resulting from increased branding and new syndication deals, and slightly higher effective yields resulting from better advertising inventory management and increased targeting of advertising sales.

     Ecommerce. The source of LookSmart's ecommerce revenues are its merchandising activities. The Company initiated its ecommerce activities in April 1999. Ecommerce revenues were $4.8 million for the third quarter and $11.6 million for the first nine months of 2000, which represents increases of 96% and 173%, respectively, compared to the corresponding periods in 1999. The increases are primarily due to the continued strength of our on-line merchandise sales.

     Listings. Listings revenues are derived from affiliate commissions and the creation and distribution of "contributing links" (URLs) in our directory. Contributing links are URLs in LookSmart's directory that generate revenue. Specifically, revenues from contributing links come from "cost-per-click" arrangements, fees for expedited reviews of URLs and periodic maintenance fees. Listings revenues were $3.3 million for the third quarter and $5.5 million for the first nine months of 2000. The Company initiated its listings activities in January 2000.

     International revenues accounted for less than 5% of net revenues during the third quarter and first nine months of 1999 and 2000. Barter revenues also represented less than 5% of net revenues during those periods.

Cost of Revenues

     Advertising Syndication. Advertising syndication cost of revenues was $1.4 million, or 8%, of advertising syndication revenues for the third quarter and $3.5 million, or 7%, of advertising syndication revenues for the first nine months of 2000. In the corresponding periods of 1999, advertising syndication cost of revenues were $1.0 million, or 16% of advertising syndication revenues, and $1.8 million, or 15% of advertising syndication revenues, respectively. During the period from September 30, 1999 to September 30, 2000, we invested in technology infrastructure and hired advertising operations personnel to improve the management and sale of our advertising inventory which allows us to monetize our traffic more effectively. The dollar increase in advertising syndication cost of revenues was due to the salaries and benefits costs of additional employees in advertising operations, as well as depreciation on additional capital expenditures related to management of advertising inventory and increased line rental expenses due to higher traffic levels.

     Ecommerce. Ecommerce cost of revenues was $2.9 million, or 60%, of ecommerce revenues for the third quarter and $7.0 million, or 61%, of ecommerce revenues for the first nine months of 2000. In the corresponding periods of 1999, ecommerce cost of revenues were $1.3 million, or 55% of ecommerce revenues, and $2.5 million, or 58% of ecommerce revenues, respectively. Ecommerce cost of revenues are attributable primarily to merchandise costs.

     Listings. Listings cost of revenues was $487,000, or 15%, of listings revenues for the third quarter and $487,000, or 9%, of listings revenues for the first nine months of 2000. Listings cost of revenues consists of revenue sharing payments to partners for traffic directly associated with the "contributing link" revenue arrangements where LookSmart serves as the principal in the arrangement. The Company initiated its listings activities in January 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expense was $23.3 million for the quarter ended September 30, 2000, or 70% of total revenues, as compared to $17.5 million, or 132% of total revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expense was $59.6 million, or 73% of total revenues, as compared to $34.6 million, or 114% of total revenues for the nine months ended September 30, 1999. The dollar increase in sales and marketing expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 is attributable to a number of factors. Distribution costs increased approximately $18.4 million, primarily due to an increase in payments to our ISP, media, and portal partners and our entry in late 1999 and 2000 into significant new syndication agreements. Other factors contributing to the increase in sales and marketing expenses were increases in bad debt expense, marketing sponsorship costs, and costs related to the expansion of our sales staff.

     Product Development. Product development expense was $8.9 million for the quarter ended September 30, 2000, or 27% of total revenues, as compared to $8.6 million, or 65% of total revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product development expense was $27.0 million, or 33% of total revenues, as compared to $18.2 million, or 60% of total revenues.

     The dollar increase in product development expenses in the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to increases of $3.0 million and $2.4 million in engineering and product design costs, respectively. These cost increases are attributable to the significant increase in personnel needed to expand and maintain our editorial system and advertising technologies. These costs do not include any expenditures that are capitalizeable under EITF-002 as web-site development or internal use software costs. In addition, we started a website live response group in July of 1999, resulting in an increase of $1.6 million in product development costs in the nine months ended September 30, 2000 as compared to the same period in 1999.

     General and Administrative. General and administrative expense was $3.0 million for the quarter ended September 30, 2000, or 9% of total revenues, as compared to $2.1 million, or 16% of total revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expense was $9.1 million, or 11% of total revenues, as compared to $5.8 million, or 19% of total revenues.

     The dollar increase in the nine months ended September 30, 2000 as compared to the same period in 1999 consists primarily of increases in payroll expense due to our expanding administrative employee base, as well as an increase in listing, accounting, legal, and other professional service costs incurred during the second quarter of this year in connection with our listing of CDI's on the Australian stock exchange.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles expense was $1.6 million for the quarter ended September 30, 2000, or 5% of total revenues, as compared to $1.8 million or 14% of total revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, amortization of goodwill and intangibles expense was $5.4 million, or 7% of total revenues, as compared to $3.7 million or 12% of total revenues for the nine months ended September 30, 1999.

     Goodwill and intangibles are the result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet and ITW NewCorp asset purchase transactions in April 1999 and June 1999, and the Futurecorp stock purchase transaction in December 1999. In May 2000, the Company sold certain assets and liabilities related to its Choicemall property to QSound Labs, Inc., resulting in a $4.6 million reduction of goodwill acquired in the April 1999 Guthy-Renker Internet asset purchase. The dollar increase in the nine months ended September 30, 2000 as compared to the same period in 1999 was due primarily to the fact that the nine months ended September 30, 2000 includes nine months of amortization expense of the goodwill resulting from the Guthy-Renker Internet, ITW NewCorp and Futurecorp purchase transactions.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation expense was $660,000 for the quarter ended September 30, 2000, or 2% of total revenues, as compared to $5.8 million, or 44% of total revenues, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, amortization of deferred stock compensation expense was $2.3 million, or 3% of total revenues, as compared to $8.6 million, or 28% of total revenues.

     These amounts were recorded in connection with the grant of stock options to employees and represent the difference between the deemed fair value of the common stock underlying the options at the dates of grant and the exercise price of the related options in accordance with FIN 28. The decrease in amortization expense in the nine months ended September 30, 2000 as compared to the same period of last year is primarily due to the forfeiture of stock options by former employees of the Company.

     Non-operating Income (Expense). Non-operating income and expense includes interest income and expense, our share of the BT Looksmart joint venture income and loss, and the minority interest's share in the income and loss of one of our subsidiaries. The Company had net non-operating expense of $3.9 million for the quarter ended September 30, 2000, as compared to net non-operating income of $936,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, our net non-operating expense was $7.1 million, as compared to a net non-operating income of $1.5 million for the same period last year.

     The decrease in net non-operating income for the nine months ended 30, 2000 compared to the same period last year is due to a $6.7 million loss we recognized as our 50% share of the BT LookSmart joint venture loss. BT LookSmart initiated operations in February 2000. In addition, the $5.5 million in interest income we recognized in the nine months ended September 30, 2000 was offset by $6.4 million in interest expense on the $50.0 million we borrowed under our credit facility from BT in February, 2000.

Income Taxes

     Income tax expense was $41,000 for the quarter ended September 30, 2000 compared to zero income tax expense for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, income tax expense was $135,000, compared to $52,000 for the same period in 1999. Income tax expense is primarily associated with our Australian operations.

Liquidity and Capital Resources

     LookSmart invests cash pending investment or use predominantly in debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than one year, with the intent to make such funds available for operating purposes. At September 30, 2000, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $112.9 million. Of this amount, $45.3 million constitutes restricted cash under the BT LookSmart joint venture agreement and is reserved exclusively for the purpose of funding the BT LookSmart joint venture.

     As of September 30, 2000, we had working capital of $103.8 million. Current assets included $53.7 million in unrestricted cash and cash equivalents, $45.3 million in restricted cash, and $13.9 million in short-term investments. Current liabilities included $14.2 million in deferred revenues. Deferred revenues primarily reflect cash receipts in excess of the revenues earned under our agreement with Microsoft.

     Our operations used cash of $29.5 million and $26.7 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operations for the nine months ended September 30, 2000 resulted primarily from the net losses for the period and increases in prepaid expenses related to our distribution agreements, accounts receivable and other assets, and a decrease in deferred revenues partially offset by increases in trade accounts payable and accrued liabilities. Operating activities for the nine months ended September 30, 2000 also includes $6.7 million, which represents the Company's share of the joint venture's losses.

     Our investing activities used cash of $45.9 million and $37.8 million for the nine months ended September 30, 2000 and 1999, respectively. Investing activity in each of the periods consists of purchases of short-term investments and fixed assets. In addition, investing activities for the nine months ended September 30, 2000 also included our investment of $45.3 million of restricted cash, liquidating $28.2 million in short-term investments, and our proportionate share of the funding call by the BT Looksmart joint venture. LookSmart and BT were each required to make payments totaling $8.7 million to meet this funding call.

     Our financing activities provided cash of $53.4 million and $157.4 million for the nine months ended September 30, 2000 and 1999, respectively. In February 2000, we borrowed $50.0 million under the BT line of credit. In February 1999 through June of 1999, we received cash proceeds of $500,000 and $60.3 million from the issuance of Series A and Series C convertible preferred stock, respectively. In August 1999, we received net cash proceeds of approximately $96.9 million as a result of our initial public offering.

     Our capital requirements depend on numerous factors, including our ability to generate revenues, product development needs, hiring requirements, ability to form alliances with strategic partners, market acceptance of our services, and the amount of resources we invest in directory content, site development, sales and marketing promotions. We have experienced a substantial increase in expenditures since inception consistent with growth in operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we plan to expand our sales and marketing programs and continue to evaluate possible investments in complementary businesses and technologies.

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

We have a history of net losses and expect to continue to incur net losses

     We have incurred net losses since our inception, including net losses of approximately $12.9 million and $64.7 million for the years ended December 31, 1998 and 1999 and $39.6 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $127.5 million. We expect to have net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues, capitalize on new sources of revenue and contain our expenses. We expect to spend significant amounts to:

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

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

     Our quarterly revenues may fluctuate significantly as a result of a variety of factors that could affect our operating results in any particular quarter. These factors include:

 . the level of user traffic on our and our distribution partners' websites and our ability to monetize that traffic in any given quarter;

 .  the demand for our Internet search and navigation services;

 . the level of demand for Internet advertising and changes in the advertising rates we charge;

 . the timing of revenue recognition under our listings, licensing and advertising contracts;

 . the level and timing of our entry into new contracts for advertising, licensing and syndication;

 . seasonality of our advertising and ecommerce revenues, as Internet usage is typically lower in the first and third quarters of the year;

 . technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers;

 .  changes in our or our partners' pricing policies or termination of contracts;
   and

 . the timing of our delivery of URLs under our contract with Microsoft. We recognize quarterly revenues under this contract based on the number of URLs added to our database during the quarter relative to the total number of URLs we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

     Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 12 months, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Our business prospects depend on the continued growth of Internet advertising and our ability to generate advertising revenues

     For the quarter ended September 30, 2000, advertising and syndication revenues accounted for 57% of our total revenues, as compared to 47% of our total revenues in the quarter ended September 30, 1999. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future.

     We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic websites, for a share of advertisers' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

     Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of clickthroughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In some cases, we share advertising revenue with our network partners based on the number of users directed to advertisements or third party web sites. A decrease in targeted advertising sold, advertising rates or an increase in revenue sharing obligations could adversely affect our operating results.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates their contract with us, our business could be harmed.

     We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months' notice. For the quarter ended September 30, 2000, revenues from Microsoft under this agreement accounted for $5.8 million or 17.4% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our revenues and income potential are unproven and our business model is continuing to evolve

     We were formed in July 1996 and launched our Internet directory in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet search infrastructure market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

 . profitably establish and expand our new product offerings, including express listings, sub-site listings, premium information and LookSmart Live!;

 . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our web directory; and

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

 . the joint venture will face competition in international markets from a range of competitors, including Yahoo!, the Microsoft Network, Alta Vista, UK Plus, France Telecom, Deutsche Telecom, Tele Denmark, Scandinavian Online, Sonera Plaza and other search infrastructure, media, telecommunications and portal companies, many of which have greater capital resources and local experience in these markets;

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

 . on November 9, 2000, British Telecommunications announced that it would split its business between two separate companies. We cannot predict what, if any, impact this split will have on the joint venture.

Many of our advertisers are emerging Internet companies that represent credit risks

     We expect to derive an increasingly significant portion of our revenues from the sale of advertising and listings to other Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. To reflect the environment of heightened risk, we increased our reserves for doubtful accounts receivable in the first quarter of 2000 by $1.0 million, in the second quarter of 2000 by $759,000 and in the third quarter of 2000 by $3.7 million. We have in some cases experienced difficulties collecting outstanding accounts receivable and may continue to have these difficulties in the future. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising fees for any reason, our business will suffer.

If we are unsuccessful in expanding the network of affiliates using our directory and search services, we may be unable to increase future revenues

     Our success depends on our ability to expand the network of affiliates using our directory and search services. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we cannot assure you that we will continue to grow and expand the network of websites using our search infrastructure services on financially favorable terms, if at all. If we are unsuccessful in doing so, the reach of our search services, and consequently our ability to generate advertising revenues, will be seriously harmed. In that event, our business prospects and results of operations may deteriorate.

We face risks related to expanding into new services and businesses, including our Listings and LookSmart Live! businesses

     To increase our revenues, we will need to expand into new business areas, particularly our express listing and sub-site listing services. Our success will depend upon the extent to which businesses choose to use our express listing and sub-site listings products. These products are in early stages and we cannot predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. For these and other reasons, these initiatives may not generate sufficient revenues to offset their cost. If we are unable to generate significant additional revenues from our new business areas, they may not become profitable and may harm our results of operations and financial condition.

A failure to manage and integrate businesses we acquire could divert management's attention and harm our operations. Acquisitions will likely also dilute our existing stockholders

     If we are presented with appropriate opportunities, we intend to make additional acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of acquired companies into LookSmart could be expensive, time consuming and strain our managerial resources. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

     Acquisitions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. For example, as a result of the Zeal Media acquisition, which closed on October 27, 2000, we issued shares of common stock, which diluted existing stockholders. We may also be required to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which would adversely affect our operating results.

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

 .  quarterly fluctuations in our operating results;

 . our potential failure to meet analyst expectations or informal "whisper numbers" on a quarterly basis;

 .  changes in ratings or financial estimates by securities analysts;

 . announcements of technological innovations, partnerships, acquisitions or new products or services by us or our competitors; or

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

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

     We have developed custom, proprietary software for use by our editors to create the LookSmart directory, and we also use proprietary and licensed software to distribute the LookSmart directory and associated pages, and to serve advertising to those pages. This software may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution affiliates partners:

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

The operating performance of our systems is critical to our business and reputation

     Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced user traffic, a decline in revenues and damage to our reputation. Our users, partners and customers depend on Internet service providers, or ISPs, online service providers and other third parties for access to the LookSmart directories. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future.

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

If we are unable to compete effectively in the Internet search infrastructure market, our business and profitability will suffer

     We compete in the Internet search infrastructure market, which is relatively new and highly competitive. We expect competition to intensify as this market evolves. Many of our competitors have longer operating histories, larger user bases, longer relationships with consumers, greater brand recognition and significantly greater financial, technical and marketing resources than we do. As a result of their greater resources, our competitors may be in a position to respond more quickly to new or emerging technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we do.

     The barriers to entry into some segments of the Internet search infrastructure market are relatively low. As a result, new market entrants pose a threat to our business, particularly with respect to software-based search solutions and providing Internet search services to vertical market segments. We do not own any patented technology that precludes or inhibits competitors from entering the Internet search infrastructure market. Existing or future competitors may develop or offer technologies or services that are comparable or superior to ours, which could harm our competitive position and business.

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

     To date, the Internet search infrastructure market has been characterized by intense competition for consumer traffic. This has resulted in the payment of consumer referral fees by us and others to frequently-used websites, such as portals and ISPs. If these companies fail to provide these referrals, or the market for these referrals becomes more competitive so that the cost of referrals increases, our business and potential profitability could be harmed.

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

 . America OnLine's acquisition of Netscape Communications Corporation and proposed acquisition of Time Warner, Inc.;

 .  Primedia, Inc.'s proposed acquisition of About.com, Inc.;

 .  InfoSpace's acquisition of Go2Net;

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

 . unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

 .  foreign currency fluctuations.

     Our failure to address these risks adequately could inhibit or preclude our efforts to expand our business in international markets.

Our management and internal systems may be inadequate to handle the growth of our business

     Our workforce has grown from 55 employees on January 1, 1998 to approximately 690 employees worldwide on September 30, 2000. In addition, many members of our management team have only recently started in their current positions. Implementation of our growth strategy requires that we hire additional highly qualified personnel, particularly in our engineering, international, product development and sales operations.

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

     We and some of our partners retain information about our users. If others were able to penetrate our network security and gain access to, or in some other way misappropriate, our users' information, we could be subject to liability. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources.

New tax treatment of companies engaged in Internet commerce may adversely affect the Internet industry and our company

     Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. However, new or revised taxes and, in particular, sales taxes, would likely increase our cost of doing business and decrease the attractiveness of advertising and selling goods and services over the Internet. Any of these events would likely have an adverse effect on our business and results of operations.

Future sales of our securities may cause our stock price to decline

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of November 3, 2000, approximately 44.2 million shares of common stock were held by non-affiliates and approximately 45.8 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of November 3, 2000, the holders of up to 42.2 million shares of common stock and warrants to purchase up to approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

     In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be immediately available for resale at the option of the holders in the Nasdaq National Market, which could depress the Nasdaq market price of LookSmart common stock. As of October 31, 2000, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately
11.7 million shares of common stock.

     These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

     As of November 3, 2000, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 51% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to control matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of September 30, 2000 or 1999. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

     Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended September 30, 2000 and 1999, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended September 30, 2000 and 1999 were not material.

                          PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

     On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of September 30, 2000, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits.

     Exhibit 27     Financial Data Schedule

(2)  Current Reports on Form 8-K.

     The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000       LOOKSMART, LTD.

By:  /s/ Ned Brody
     -------------

Ned Brody
Chief Financial Officer
(Principal Financial Officer)


By:  /s/ Robert Mally
     ----------------

Robert Mally
Vice President of Finance
and Controller (Principal Accounting Officer)