Form 10-K
period 2000-12-31
LOOKSMART LTD
filed 2001-03-16
CIK 1077866

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

  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                         Commission File No. 000-26357

                               ----------------

                                LOOKSMART, LTD.
            (Exact name of Registrant as specified in its charter)

           Delaware                         7373                        13-3904355
 (State or other jurisdiction   (Primary Standard Industrial         (I.R.S. Employer
     of incorporation or            Identification No.)             Identification No.)
        organization)

                  625 Second Street, San Francisco, CA 94107
                                (415) 348-7000
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of common stock on March 1, 2001, was approximately $105,646,810.07. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2001, 91,717,869 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   23

 ITEM 3.  LEGAL PROCEEDINGS.............................................   23

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   23

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   24

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   26

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   27

 ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   38

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   39

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
           DISCLOSURE...................................................   62

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   63

 ITEM 11. EXECUTIVE COMPENSATION........................................   63

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   63

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   63

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................   63

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

ITEM 1. BUSINESS

Overview

   LookSmart is a leading global Internet search infrastructure company. LookSmart creates highly targeted online marketing products for its customers by matching the users' need for relevant search results with the online marketer's need for effective targeting. LookSmart creates a range of directory listings and search targeted advertising products that are distributed through its search infrastructure platform through leading Internet portals, ISPs and media companies. By enabling online marketers to reach millions of users in a highly targeted search context, LookSmart helps its customers to maximize the conversion of advertising into sales and thereby provides its customers with an effective complement to or substitution for their other online and offline methods of acquiring customers.

   Our domestic network of search partners and affiliates includes:

  .  Internet portals such as Microsoft's MSN, Excite@Home and AltaVista;

  . media companies such as AOL Time Warner, Sony, Cox Interactive Media and MacroMedia/Shockwave;

  . Internet services providers, or ISPs, such as Juno, Prodigy, Qwest and RoadRunner; and

  .  thousands of personal and small business websites.

   BT LookSmart, our joint venture with British Telecommunications, is primarily responsible for the expansion of our international network of partners and country-specific search directories in Europe and Asia, except for China and Australia. We also maintain the www.looksmart.com website, primarily as a showcase for our search products and as a destination for users who wish to search directly with LookSmart.

   Our search solutions consist of a robust suite of search products. At the core of our search solutions are high-quality directories and search-specific content. Through the use of technology and human editors, we have assembled what we believe to be one of the largest directories of high-quality, and search-specific content on the Internet. Our directories have approximately
2.6 million links to, and reviews of, high-quality websites organized into approximately 250,000 categories. We exclude hate and pornographic web sites from our directory. Internet users can search our directories by browsing through categories and subcategories or by searching by keyword.

Industry Background

   The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses worldwide find information, communicate and purchase goods and services. We believe that the number of Internet users worldwide, and the number of unique web pages in existence worldwide, will continue to increase at a rapid rate. Major factors driving this growth in Internet usage and content include the increasing familiarity with and acceptance of the Internet by businesses and consumers, the growing number of personal computers in homes and offices, the ease, speed and lower cost of Internet access, the digitization of information and improvements in network infrastructure. These factors make the Internet accessible to inexperienced users as well as the technologically sophisticated. The growth in the number of Internet users has also led to the emergence of the Internet as a powerful advertising and commerce medium.

 The Search Challenge

   The massive volume and growth of content on the Internet has created the need for an organizing layer that can successfully match end users with content providers. This organizational challenge, which we call the "search challenge", has led to the development of several Internet services, including directories and search engines, designed to help users locate information. These services also seek to enable content providers, including website owners, Internet communities, advertisers and sellers of goods and services, to reach their target audiences.

   We believe that most Internet organization efforts to date have failed to fully meet this challenge. Traditional Internet directories often lack focused and relevant category structures, have limited content and contain many links to "dead", outdated or irrelevant websites. Search engines, which use software to locate websites based on user-entered keywords, often generate large sets of results but typically cannot determine website quality. Moreover, search engines often have limited capacity to determine the relevance of websites to a query, have poor "ranking algorithms" to order results, do not contain recently published websites and fail to respond to "dynamic" or frequently changing material. We believe Internet users are demanding smarter search capabilities and better organized content that will allow them to find highly specialized and local content.

 The Search Infrastructure Challenge

   We believe that the ability to search is critical to most Internet users' ability to use the Internet productively and effectively. To provide a satisfying user experience, many portals, ISPs, media companies and other website operators have recognized the need to provide sophisticated search functionality on their websites. We believe that as these companies invest more heavily in adding content and functionality to their websites, they will have relatively fewer resources to devote to creating and maintaining relevant and focused directory and search services. At the same time, the complexity and resources needed to provide superior directory and search capabilities are increasing. Specialized expertise is needed to organize the growing amount and specificity of content available on the Internet. Search technologies are becoming increasingly sophisticated, because of the need to integrate internal company data, information from across the company's website properties and data from external Internet websites into search results. Therefore, the editorial and technical demands for companies to maintain high-quality directories and advanced search functionality has grown significantly. As a result, many large companies, portals and websites are finding it more effective and efficient to outsource their Internet search and directory infrastructure.

 The Advertising Challenge

   The rapid emergence of Internet advertising and commerce has created new challenges for businesses seeking to advertise and sell their products and services online. As businesses try to attract qualified people to their websites through online advertising, they need to find a means of both attracting a large volume of traffic to their websites and targeting their advertising message according to individual users' interests. However, the ability to effectively target an advertising message to Internet users requires specialized capabilities. Therefore, expanding website traffic and developing targeting capabilities is a key element of the online advertising challenge.

   In addition, many traditional companies have little understanding of, or experience in, monetizing their website traffic through advertising. Finding firms who wish to advertise on a company's website, selling effective advertising products to them, serving the advertisements and billing the clients requires an overhead investment that can discourage website owners from conducting these tasks themselves. Online companies can derive significant benefits from outsourcing this function to a specialized service in order to monetize their traffic and maximize their advertising revenues.

The LookSmart Solution

   Our search solutions enable our partners and affiliates to achieve their objectives of providing a superior user experience and maximizing the revenues from their website traffic. We have assembled what we believe to be one of the largest directories of high-quality content on the Internet, organized in a categorical, easy-to-search directory format. We have also developed and partnered with technology leaders to develop flexible search capabilities that can be customized to our partners' specifications. In developing this full set of search solutions, we believe we are creating a highly scalable asset that can be distributed to a large number of Internet users through our network of distribution partners. In the process, we seek to address the challenges faced by users, content providers, advertisers and vendors.

 Our Search Solution

   We provide web directories that enable users to find useful information quickly. Our services allow users to choose between browsing the directory through an intuitive category search path and entering keywords in a search box.

   Comprehensive Content. Our directories currently contain approximately 2.6 million unique URLs in 250,000 categories. We have developed locally relevant and culturally sensitive Internet directories for Canada, Australia, Brazil, Mexico and other countries in the western hemisphere, as well as over 70 local areas in the United States. We have also developed narrowband directories for 19 countries and wireless directories for 17 countries in Europe and Asia, which we have licensed to BT LookSmart, our joint venture with British Telecommunications. BT LookSmart offers these and other directory services for countries in Europe and Asia, aside from China and Australia.

   High-Quality Content. We focus on including only authoritative, up-to-date, categorized content in our directories. Our team of approximately 250 editors includes taxonomists, copy editors, subject specialists, maintenance editors and generalist editors. Our editors use proprietary and licensed software products that help them find, categorize, index and rate high-quality websites. They also review the directory regularly to check whether websites are active and still relevant. Additionally, they exclude hate and pornographic websites from our directories.

   Easy-to-Navigate Content. LookSmart's directories are organized to provide relevant search results for both category-based and keyword search. Our navigation interface allows a user to follow a search path into sub-categories and sub-sub-categories visually on the screen, enabling the user to see not only which path was chosen, but also those which were not. We believe that this is a critical element in the trial and error process that most users undertake to find material. Our keyword search brings users directly to website results. All of our navigation results include a brief review of each website to help guide users.

 Our Search Infrastructure Solution

   Our ability to categorize and organize highly specific content from the Internet and to integrate it with internal and company-specific information allows us to offer a variety of Internet infrastructure solutions to our business partners. We have developed technology and partnered with technology providers to offer customized versions of our directory and customized search algorithms to our affiliates. Our ability to tailor search solutions according to the specifications of our partners is an important part of the value proposition of our solutions. We work with our partners to customize our directories to meet the particular needs of their website strategy and core audience.

   Our search infrastructure solutions offer three principal benefits to our partners. First, we provide our partners with customized, private label search functionality, thereby enabling them to save the resources and expertise that would be necessary to develop and maintain a comprehensive Internet directory and search technology. Second, inclusion in our network enables our partners to gain exposure to a large number of Internet users and advertisers. Third, we build our search solutions to maximize the generation of revenue for our partners.

 Our Advertising Solution

   We launched www.looksmart.com, the showcase site for our LookSmart directory database, in October 1996. We leverage our database by licensing and distributing our search solutions to leading Internet portals, ISPs, media companies and other websites, including AltaVista, AOL Time Warner, CNN, Cox Interactive Media, Excite@Home, InfoSpace, Inktomi, iWon, Juno, Microsoft's MSN, Netscape Netcenter, Prodigy, Road Runner and Qwest. As a result of our substantial Internet user base, we are able to offer advertisers the opportunity to reach Internet users on a broad scale.

   In addition, we offer both traditional, targeted graphical advertising products and new paid listings products. The listings products allow advertisers to have their URL links appear as search results on many of LookSmart's Internet portal and ISP partners' search results. We believe that our listings products are effective both in terms of user click-through and conversions to sale, resulting in lower customer acquisition costs for advertisers.

The LookSmart Directories

   LookSmart has 32 directories for 27 countries around the world, including those which are licensed to BT LookSmart for distribution in Europe and Asia. In addition, we have 24 wireless directories for 19 countries around the world. Through an arrangement with Genie, an affiliate of British
Telecommunications, the wireless directories are offered to British Telecommunications' wireless customers in Europe and Asia.

   Our editorial teams, located in Amsterdam, Berlin, Copenhagen, London, Melbourne, Montreal, Paris, Tokyo and San Francisco, use proprietary and licensed software that enables them to find, review, describe and categorize websites and to check whether websites are active and available. The systems we have developed enable our editors to perform five core processes:

 Find the Content

   Our editors use a range of automated search technologies, other websites, website submissions from website owners/builders, off-line data sources and other methodologies to find the content our users may require. In October 2000, we completed the acquisition of Zeal Media, Inc., a community-based web directory provider. Once the integration of Zeal Media's technology and systems is completed, the acquisition will provide LookSmart with an additional means of finding relevant content.

 Select the Content

   In finding content, our editors encounter material that is unlikely to be useful to our users. For example, a user searching through traditional Internet directories for material on surgery for breast cancer is likely to come across material related to cosmetic surgery, pornographic material, or material from sources with limited medical authority. Our editors select and place content for each of approximately 250,000 categories according to standards that our taxonomy team maintains. Also, the editors organize the websites to enable the user to find the most generally useful or authoritative source first and view the more specialized or marginal sources later.

 Organize the Content

   Our team of full-time taxonomists create and frequently modify our category taxonomy to ensure that it is logical, current and intuitive.

 Describe the Content

   The end product that users typically seek from a search service is a list of website links. Our editors facilitate the search process by providing succinct descriptions of approximately 20 words for every listed website to assist users in determining which websites contain content most relevant to their search.

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

LookSmart Products and Services

 Listings

   In 2000, listings revenues were $10.3 million, or 9.1%, of our total revenues. Our listings revenues derive from two products: Express Listings and Subsite Listings. Express Listings, launched in the first quarter of 2000, involve a one-time fee paid by owners of websites for the expedited review of their website and, if the website meets LookSmart's editorial guidelines, inclusion of the website in the appropriate categories in LookSmart's directories. As of December 31, 2000, LookSmart's directories included over 22,000 individual listings which were submitted by Express Listings customers.

   Subsite Listings, launched in the third quarter of 2000, involve the payment by website owners of a one-time review fee and periodic cost-per-click and maintenance payments for the inclusion of subsites in the appropriate categories in LookSmart's directories. As of December 31, 2000, LookSmart's directories included over 24,000 individual listings for subsite customers, including Amazon.com, CNET's mySimon, DealTime, eBay and VerticalNet.

   Listings revenues also include revenues derived from our affiliate program, under which we receive payments for the referral of traffic to affiliate vendors.

 Advertising/Syndication

   In 2000, advertising/syndication revenues were $64.7 million, or 57.4%, of our total revenues. In connection with providing search functionality to our partners, we often place, sell and serve the advertising on our partners' search results pages. In many cases we offer a complete search solution where we create a unique HTML environment for the client's search feature, host the service, sell advertising on those pages and share advertising revenue with the client. We believe that three factors drive advertising business to
LookSmart:

  . we deliver highly targeted advertising based on the specific content on the page;

  . we create a quality environment with all sites selected by expert web editors and exclude all hate and pornography; and

  . advertisers are attracted to the scale we have achieved through our distribution network of search solutions customers.

   Our advertising sales were handled through Softbank Interactive Marketing until October 1997 and by DoubleClick, Inc. from October 1997 through mid-1998. In an effort to maintain stronger relationships and loyalties with our advertisers and to reduce advertising sales costs as a percentage of revenues, in mid-1998 we created our own sales organization, which now consists of a national sales team of approximately 41 people located in San Francisco, New York, Los Angeles and Detroit.

   Some of the businesses that advertised on our website or the websites of our distribution affiliates recently include: Amazon.com, AutoWeb, BizRate, DealTime, eBay, Gateway, General Motors, LowestFare, Microsoft, SBC, Staples, VerticalNet and Wells Fargo.

 Licensing

   In 2000, licensing revenues were $19.6 million, or 17.4%, of our total revenues. We receive revenue from licensing and customizing our directories based on the specifications and needs of our customers. Our licensing customers include Microsoft and Excite@Home. In addition, we have built 27 country-specific databases and established partnerships abroad, such as our partnership with British Telecommunications to form BT LookSmart, an equally-owned joint venture which provides search and directory services in Europe and Asia.

 Ecommerce

   In 2000, ecommerce revenues were $18.1 million, or 16.0%, of our total revenues. Our "Buy It On The Web" shopping website promotes and sells a range of consumer products, including the "As Seen on TV" product line promoted by our partner Guthy-Renker Corporation. In 2000, substantially all of our ecommerce revenues were derived from sales of Guthy-Renker products. Under our agreement with Guthy-Renker, our exclusive right to the online sales of Guthy-Renker products expires in April 2002.

International Operations

   LookSmart seeks to expand its business operations in countries where use of the Internet as a commercial medium has grown sufficiently to support our business model. We believe that as the Internet continues to be adopted as a primary means of communication and commerce, worldwide demand will continue to grow for web directories. Central to our international efforts is our ability to tailor our directories for individual markets in order to create a more locally relevant, culturally sensitive offering. We currently have editorial teams located in Amsterdam, Berlin, Copenhagen, London, Melbourne, Montreal, Paris, Tokyo and San Francisco.

   BT LookSmart, our joint venture with British Telecommunications, maintains local country-specific directories and provides search solutions for selected countries in Europe and Asia. BT LookSmart provides web directories in a number of countries across Europe and Asia. In 2000, BT LookSmart's total revenues were $3.2 million and it had a net loss of $21.9 million.

Network of Distributors and Affiliates

   We have actively pursued relationships with portals, ISPs, media companies and other websites and regard these relationships as key drivers of growth in traffic and revenue. These relationships include the following:

 AltaVista

   In July 2000, we entered into a two-year agreement with AltaVista Company, under which we provide our directory and related services to AltaVista for use by AltaVista on its portal services.

 BT LookSmart

   In February 2000, LookSmart and British Telecommunications established a joint venture, BT LookSmart, which offers web directories for selected countries in Europe and Asia. BT LookSmart offers web and wireless directories for 18 countries, including the United Kingdom, France, Germany, Japan and Korea. BT LookSmart intends to expand these existing directories and build new ones for selected countries in Europe and Asia. The joint venture plans to offer its services to British Telecommunications' established base of Internet wireline and wireless customers in Europe and Asia.

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

 Inktomi

   In November 1999, we entered into an agreement with Inktomi Corp. to co-bundle our search technologies for offerings to portals. In December 2000, we amended the agreement to provide for the inclusion of the LookSmart directory in Inktomi's search index and to provide for sharing of revenues derived from Inktomi's distribution of Subsite Listings.

 Microsoft

   In December 1998, we entered into a five-year licensing agreement with Microsoft Corporation under which Microsoft licensed our directory database for use on the www.msn.com website and other properties. The agreement is terminable by either party at any time on six months' notice. Under the agreement, we provide Microsoft with custom-tailored Internet directory content according to Microsoft's requests in six-month increments.

 Netscape

   In June 2000, we renewed our agreement with Netscape Communications Corporation for one year. Under this agreement, Netscape directs user search traffic to LookSmart for a fixed cost per thousand referrals.

 Prodigy

   In July 2000, we entered into a three-year agreement with Prodigy Communications Corporation, which was subsequently acquired by SBC Communications, Inc. Under this arrangement, Prodigy directs user search traffic to LookSmart for a fixed cost per thousand impressions.

 Time Warner

   In January 2000, we entered into an agreement with Time Warner, Inc., which was subsequently acquired by America Online, Inc. Under the agreement, we syndicate our search service across Time Warner's Internet properties including www.CNN.com, www.CNNfn.com, CNNSI, www.warnerbros.com (Warner Bros.), www.Entertaindom.com and www.EW.com (Entertainment Weekly).

Competition

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We compete on the basis of several factors, including the targetability of our advertising, the performance of our marketing services and the quality of our directory content. In the licensing and syndication market, there are additional factors such as scalability, price, and relevance of results. The number of companies and websites competing for users, Internet advertisers' and ecommerce marketers' spending has increased significantly. With no substantial barriers to entry in these markets, we expect this competition to continue to increase. Competition may also increase as a result of industry consolidation.

   We face direct competition from companies that provide several types of Internet services, as illustrated in the following table.

          Category                           Focus                    Example Competitors
          --------                           -----                    -------------------
 Internet content retrieval  Internet search, content              AOL Time Warner, Yahoo!,
                             aggregation and content licensing     Netscape Open Directory,
                                                                   Inktomi, Google, Ask
                                                                   Jeeves, AltaVista, Terra
                                                                   Lycos, NBCi, GoTo.com

 Internet advertising and    Demographically targeted and          Internet advertising
 marketing                   content-targeted advertising          networks like
                                                                   DoubleClick and 24/7
                                                                   Media; Internet
                                                                   navigation firms with
                                                                   similar content
                                                                   targeting capabilities
                                                                   like AOL Time Warner,
                                                                   Yahoo!, and Terra Lycos

 Search solution outsourcing Outsourcers of Internet search        Inktomi, Google,
                             solutions, Internet portal or website Netscape Open Directory,
                             enhancement content                   Ask Jeeves, GoTo.com

Technology

   One of our principal assets is our internally-developed and licensed software for creating and distributing the LookSmart directory and search solutions. In addition, we use a variety of hardware and communications technologies to distribute and maintain our business.

 Editorial Support System

   We have developed a proprietary software application, the Editorial Support System, used by our editors to discover, edit, and categorize websites into the LookSmart database. This system undergoes frequent revision and upgrade and over 200 editors can use the application simultaneously. In addition to the Editorial Support System, we have developed several proprietary algorithms which enable us to extract data from the database, publish this data in various editions of the directory and perform routine maintenance on the database, such as dead link checking.

   The Editorial Support System also provides various statistical and reporting functions, including editorial productivity levels, and identifies trends in user preferences. The system includes capabilities for some Asian characters and languages.

 Taxonomy and Search

   We publish our data in a proprietary and unique set of categories in a specific taxonomy. This taxonomy has approximately 250,000 categories. We have developed proprietary search technology to search this database and return relevant answers to users. In addition, by integrating keyword search software from Fast Search and Transfer into our systems, we can create custom search solutions for our partners' data and content. Through our partnership with Inktomi, our partners can create and manage customized directories, utilizing the breadth, depth and ongoing development of LookSmart's core directories.

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

 Exodus and Savvis

   In February 1999, we signed an agreement with GlobalCenter, Inc. to provide co-location, Internet connectivity, and maintenance of our hardware equipment at GlobalCenter's facilities in Santa Clara, California. GlobalCenter has since been acquired by Exodus Communications, Inc. Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers, 24 hours per day, seven days per week. In December 2000, we entered into an agreement with Savvis Communications, Inc. to house additional networking and web serving hardware.

Marketing

   Marketing activities are important in our efforts to build traffic and attract additional advertisers, syndication affiliates and ecommerce partners. We have initiated a multi-tiered marketing strategy to support activities related to key aspects of our business model. We have identified the following primary targets for our marketing programs:

  . the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients;

  . business partners, including leading ISPs, media companies, portals and other websites, that use LookSmart on a branded, co-branded or unbranded basis to enhance the search experience of their customers; and

  . Ecommerce websites and online marketers of products and services that seek to be reviewed and included in LookSmart's database of URLs in order to gain online reach through our partner network.

Employees

   We had approximately 690 employees as of December 31, 2000. However, in January 2001, we implemented a restructuring plan that resulted in staff reductions of 172 employees. We have never had a work stoppage, and none of our United States employees is represented by a labor union. We consider our relations with our employees to be good.

                                 RISK FACTORS

   You should carefully consider the risks described below before making a decision to invest in our stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have a history of net losses and expect to continue to incur net losses

   We have incurred net losses since our inception, including net losses of approximately $12.9 million in 1998, $64.7 million in 1999 and $62.6 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $150.5 million. We expect to have net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues, capitalize on new sources of revenue and contain our expenses. We expect to spend significant amounts to:

  .  maintain and expand our network of distribution partners;

  . develop our international business, particularly through our BT LookSmart joint venture with British Telecommunications;

  . continue to develop and expand directories of Internet listings, both in the U.S. and abroad;

  . develop new products and enhance the functionality of our search and directory listings services; and

  .  acquire complementary technologies and businesses.

   We recently announced steps to narrow our losses, including management restructuring and a reduction in staff. Although these steps are intended to reduce our quarterly operating expenses in the future, we cannot guarantee that these steps will achieve the expected reduction in operating expenses. Because our operating expenses are likely to continue to exceed our revenues in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

   Our quarterly revenues may fluctuate significantly as a result of a variety of factors that could affect our operating results in any particular quarter. These factors include:

  . the level of user traffic on our and our distribution partners' websites and our ability to derive revenue from that traffic in any given quarter;

  .  the demand for our Internet search services;

  . the demand for Internet advertising and changes in the advertising rates we charge;

  . the timing of revenue recognition under our listings, licensing and advertising contracts;

  . the timing of our entry into and magnitude of new contracts for advertising, licensing and syndication;

  . seasonality of our advertising and e-commerce revenues, as Internet usage is typically lower in the first and third quarters of the year;

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least the end of 2001, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Our business prospects depend on the continued growth of Internet advertising and our ability to generate advertising revenues

   For the year ended December 31, 2000, advertising/syndication revenues accounted for 57.4% of our total revenues, as compared to 45.2% of our total revenues in the year ended December 31, 1999. We expect that revenues from advertising/syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising/syndication revenues decreased in the fourth quarter of 2000 and may continue to decrease due to weakness in the online advertising market, reductions in online advertising expenditures by Internet companies and downward pressure on advertising rates industry-wide.

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

   Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In some cases, we share advertising revenue with our network partners based on the number of users directed to advertisements or third party web sites. A decrease in advertising sold or advertising rates or an increase in revenue sharing obligations could adversely affect our operating results. In addition, our ability to earn advertising revenues depends on the number of advertising impressions per search and the number of click-throughs.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

   We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months' notice. For the year ended December 31, 2000, revenues from Microsoft under this agreement accounted for $17.2 million or 15% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our revenues and income potential are unproven and our business model is continuing to evolve

   We were formed in July 1996 and launched our Internet directory in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet search infrastructure market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

  . profitably establish and expand our new product offerings, particularly Express Listings and Subsite Listings;

  . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our web directory; and

  . attract and retain a large number of advertisers from a variety of industries.

   Our failure to succeed in one or more of these areas may harm our business, results of operations and financial condition.

BT LookSmart will require a substantial investment of resources and may not ever become profitable

   Our success will depend in part upon the success of BT LookSmart, our joint venture with British Telecommunications. We face many risks associated with BT LookSmart, such as:

  . we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the year ended December 31, 2000, our share of the joint venture's revenues were $3.2 million and a net loss of $21.9 million. We expect the venture to incur significant losses and require large capital expenditures for the foreseeable future. We cannot project when BT LookSmart will generate cash for us or become profitable, if at all;

  . we were initially obligated under the joint venture documents to make funding contributions of up to $108 million over the first three years of BT LookSmart's operation. While the budget for the joint venture will be determined by the joint venture's board of directors, we expect that our financial contributions in 2001 will not exceed our financial contributions in 2000 of $12.7 million. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

  . the joint venture will face competition in international markets from a range of competitors, including AOL Time Warner, Deutsche Telecom, France Telecom, GoTo, Lycos, Scandinavian Online, Sonera Plaza, Tele Denmark, UK Plus, Yahoo!, and other search infrastructure, media, telecommunications and portal companies, many of which have greater capital resources and local experience in these markets;

  . the joint venture may fail to offer locally-relevant search products and services, which would prevent it from aggregating a large base of Internet traffic;

  . the joint venture faces risks associated with conducting operations in many different countries, including risks of currency fluctuations, government and legal restrictions, including privacy and tax laws, cultural or technical incompatibilities and economic or political instability;

  . the joint venture may be unable to aggregate a large amount of Internet traffic and generate advertising and other revenue streams from that traffic;

  . the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes;

  . we have not previously worked with British Telecommunications and may be unable to maintain an effective working relationship in the joint venture due to differences in business goals, assessment of and appetite for risk or other factors; and

  . on November 9, 2000, British Telecommunications announced that it would split its business into at least two separate companies. We cannot predict what, if any, impact this split will have on the joint venture.

Many of our advertisers are emerging Internet companies that represent credit risks

   We expect to continue to derive a significant portion of our revenues from the sale of advertising and listings to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our reserve for doubtful accounts receivable as of December 31, 2000 was $4.2 million, an increase of $3.6 million over December 31, 1999. This increase represents an increase in the percentage of our total accounts receivable classified as doubtful accounts compared to the comparable percentage at December 31, 1999. We may continue to have these difficulties in the future. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising or listing fees for any reason, our business will suffer.

If we are unsuccessful in expanding the network of affiliates using our directory and search services, we may be unable to increase future revenues

   Our success depends on our ability to expand the network of affiliates using our directory and search services. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we cannot assure you that we will maintain and expand the network of websites using our search infrastructure services on financially favorable terms, if at all. If we are unsuccessful in doing so, the reach of our search services, and consequently our ability to generate advertising revenues, will be seriously harmed. In that event, our business prospects and results of operations may deteriorate.

We face risks related to expanding into new services and businesses, particularly our Listings business

   To increase our revenues, we will need to expand into new service and business areas. In this regard, we have expanded our business to include Express Listing and Subsite Listing services. Our success will depend upon the extent to which businesses choose to use our Express Listing and Subsite Listing products. These products are in early stages and we cannot predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. For these and other reasons, these initiatives may not generate sufficient revenues to offset their costs. If we are unable to generate significant additional revenues from our new business areas, they may harm our results of operations and financial condition.

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

   Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. For example, as a result of our acquisition of Zeal Media, Inc. on October 27, 2000, we issued or reserved for issuance 1,363,419 shares of our common stock, which diluted existing stockholders. We may also be required to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which would adversely affect our operating results.

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

  .  our potential failure to meet analyst expectations on a quarterly basis;

  .  changes in ratings or financial estimates by securities analysts;

  . announcements of technological innovations, partnerships, acquisitions or new products or services by us or our competitors; or

  . conditions or trends in the Internet that suggest a continuing decline in the growth rates of advertising-based Internet companies.

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

   In February 1999, we entered into an agreement with GlobalCenter, Inc. (now Exodus Communications, Inc.) to house our networking and web serving hardware equipment at their facilities in Sunnyvale, California. In December 2000, we entered into an agreement with Savvis Communications, Inc. to house additional networking and web serving hardware. Our networking hardware is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Exodus' and Savvis's ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Exodus nor Savvis guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed intrusion detection and firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond to system failures. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

Recent acquisitions and strategic alliances involving our competitors could reduce traffic on our network

   A number of significant acquisitions and other alliances have been completed or announced in the Internet search and navigation market involving some of our competitors, including:

  . America OnLine's acquisitions of Netscape Communications Corporation and AOL Time Warner, Inc. and strategic partnership with GoTo.com, Inc.;

  .  Primedia, Inc.'s acquisition of About.com, Inc.;

  .  Terra Networks, S.A.'s acquisition of Lycos, Inc.;

  .  InfoSpace's acquisition of Go2Net;

  . The Walt Disney Company's (Go Network) acquisition of a significant stake in Infoseek Corporation and recently announced agreement with GoTo.com, Inc. regarding the use of GoTo's search results on the Go Network portal;

  .  CMGI's acquisition of an interest in AltaVista;

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

  .  Inktomi's acquisition of Ultraseek from the Go Network;

  .  @Home Network's acquisition of Excite, Inc.; and

  .  Ask Jeeves' acquisition of Direct Hit Corporation.

   Although we cannot predict the effect of these transactions and agreements on our business with certainty, these transactions could provide our competitors with significant opportunities to increase traffic on their websites and expand their service offerings, which could drive down traffic for our network. In addition, these transactions align some of our competitors with companies, including television networks, that are significantly larger and have substantially greater capital, brand, marketing and technical resources than LookSmart. As a result, these competitors may be able to respond more quickly to new technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we can.

We may be unable to execute our business model in international markets

   A key component of our strategy is to expand our operations into selected international markets, both through BT LookSmart in Europe and Asia and through our direct offerings of search and navigation services in Australia, Canada and selected countries in Latin America. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

  . lower per capita Internet usage and online shopping rates in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate on-line security for e-commerce transactions;

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

Our management and internal systems may be inadequate to handle the growth of our business

   Our workforce has grown from 55 employees on January 1, 1998 to approximately 690 employees worldwide on December 31, 2000. However, in January 2001, we implemented a restructuring plan that resulted in staff reductions of 172 employees. In addition, many members of our management team have only recently started in their current positions. Implementation of our growth strategy requires that we hire additional highly qualified personnel, particularly in our engineering, international, product development and sales operations.

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

   Our success also depends on our ability to identify, attract, retain and motivate highly skilled administrative, technical, editorial, finance and marketing personnel. In particular, Ned Brody, our Chief Financial Officer, has tendered his resignation from the Company effective as of March 31, 2001. We have not yet identified a successor to Mr. Brody and it may take a long time to successfully recruit a new Chief Financial Officer. Competition for such personnel, particularly in the San Francisco Bay area, is intense, and we cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our business prospects depend on the continued growth in the use of the Internet

   Our business is substantially dependent upon continued growth in the use of the Internet as a medium for advertising, obtaining information and commercial transactions. Internet usage and e-commerce may not grow at projected rates for various reasons, including:

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

Future sales of our securities may cause our stock price to decline

   The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of December 31, 2000, approximately
43.5 million shares of common stock were held by non-affiliates and approximately 48.1 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of December 31, 2000, the holders of up to 42.2 million shares of common stock and warrants to purchase up to approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

   In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be immediately available for resale at the option of the holders in the Nasdaq National Market, which could depress the Nasdaq market price of LookSmart common stock. As of December 31, 2000, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 15.6 million shares of common stock.

   These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

   As of December 31, 2000, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 48% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

ITEM 2. PROPERTIES

   Our headquarters are located in 137,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew the lease for two additional five-year periods after the initial lease term of ten years expires. In January 2000, we subleased approximately 43,000 square feet of space at our headquarters facility to third parties for a term of one year. In January 2001, we extended one of these subleases for 30,000 square feet of space in this facility until December 2001. The rent received on the sublease is in excess of our obligation under the original lease.

   We lease a number of smaller facilities in New York, Los Angeles, Melbourne, Sydney, Montreal, Copenhagen, Amsterdam, Paris, Berlin and Tokyo. These facilities have various lease terms extending as far as May 2005.

ITEM 3. LEGAL PROCEEDINGS

   In August 2000, the Federal Trade Commission began an inquiry into our information collection practices on our Inside the Web website. Inside the Web, or ITW, is a general audience website that hosts free message boards created by third parties. The inquiry focused on whether we have complied with the requirements of the Children's Online Privacy Protection Act in maintaining areas of the ITW site that were allegedly directed to children. In March 2001, LookSmart and the FTC resolved the matter and executed a consent decree which requires us to place additional notices on our web properties regarding online privacy and to pay civil monetary penalties of $35,000. In March 2001, we voluntarily ceased operating the ITW site as a part of the corporate restructuring announced in January 2001.

   We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol "LOOK" and Chess Depository Interests, or CDIs, each of which is exchangeable for 1/20th of a share of common stock, are quoted on the Australian Stock Exchange under the symbol "LOK." The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

                                                                   HIGH   LOW
                                                                  ------ ------
   Fiscal 1999:
     Third quarter (from August 20) ............................. $40.50 $16.25
     Fourth quarter ............................................. $42.06 $24.38
   Fiscal 2000:
     First quarter .............................................. $72.00 $26.56
     Second quarter ............................................. $45.94 $12.50
     Third quarter .............................................. $25.50 $11.13
     Fourth quarter ............................................. $11.38 $ 1.72

   LookSmart had approximately 704 holders of record of common stock as of December 31, 2000. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Report of Offering of Securities and Use of Proceeds Therefrom

   On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of December 31, 2000, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

Recent Sales of Unregistered Securities

   Since our incorporation in July 1996, we have sold and issued the following unregistered securities:

     (1) On July 24, 1996, we issued 119,640,000 shares of common stock to two founding stockholders for an aggregate consideration of $19,940.

     (2) On September 22, 1997, we repurchased 101,640,000 shares of our common stock from one founding stockholder for the aggregate repurchase price of $16,940 in exchange for the issuance of a warrant to purchase 9,000,000 shares of common stock and a promissory note in the aggregate amount of $1,500,000. The warrant has an exercise price of $0.00017 per share.

     (3) On January 5, 1998, we issued a warrant for 1,500,000 shares of series A preferred stock to a bank in connection with a line of credit agreement for an aggregate purchase price of $534,400.

     (4) On February 1, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $250,000, mandatorily redeemable for series A preferred stock.

     (5) On February 5, 1998, we issued to two investors convertible promissory notes in the aggregate amount of $250,000, mandatorily redeemable for series A preferred stock.

     (6) On March 7, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $50,000, mandatorily redeemable for series A preferred stock.

     (7) On March 12, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $75,000, mandatorily redeemable for series A preferred stock.

     (8) On March 26, 1998, we issued a warrant for 1,010,412 shares of series A preferred stock to one investor for an aggregate purchase price of $359,976.12.

     (9) On March 27, 1998, we issued to one investor a convertible promissory note in the aggregate amount of $1,500,000, mandatorily redeemable for series A preferred stock.

     (10) On April 6, 1998, we issued to one investor a warrant for 336,804 shares for an aggregate purchase price of $56,134 and a convertible promissory note in the aggregate amount of $500,000, both for series A preferred stock.

     (11) On May 6, 1998, we issued 1,057,500 shares of common stock to one director for an aggregate consideration of $8,906.25.

     (12) On May 7, 1998, we issued 6,352,614 shares of series A preferred stock to seven investors for an aggregate consideration of $2,287,493.39, we issued 14,327,748 shares of series B preferred stock to one investor for an aggregate consideration of $6,004,997.98, and we issued a warrant to purchase 1,500,000 shares of common stock to one investor for an aggregate purchase price of $3,750,000 and warrants to purchase an aggregate of 3,024,924 shares of series A preferred stock to two investors for an aggregate of $1,267,846.48.

     (13) On September 10, 1998, we issued a warrant to purchase 480,000 shares of common stock to one investor for an aggregate purchase price of $200,800.

     (14) On October 23, 1998, we issued 6,000,000 shares of Series 1 Junior Preferred to seven investors for an aggregate of $2,900,000 in connection with the acquisition of BeSeen.com, Inc. as a wholly-owned subsidiary.

     (15) On March 24, 1999, we issued 12,007,590 shares of series C preferred stock to 45 investors for an aggregate of $60,037,950, and a warrant to purchase 439,999 shares of series C preferred stock to one investor for an aggregate purchase price of $2,199,997.50.

     (16) On April 9, 1999, we issued 2,550,000 shares of common stock to one investor for the aggregate consideration of $6,375,000 in connection with an asset purchase.

     (17) On April 26, 1999, we issued 75,939 shares of series C preferred stock to 14 investors for an aggregate of $379,695.

     (18) On June 9, 1999, we issued warrants to purchase an aggregate of 540,000 shares of common stock to four investors for an aggregate consideration of $675,000 in connection with an asset purchase.

     (19) On December 30, 1999, we committed to issue up to 71,870 shares of common stock to four investors in connection with a purchase of securities in Futurecorp International Pty Ltd.

     (20) On October 27, 2000, in connection with the acquisition of Zeal Media, Inc., we issued 1,097,284 shares of common stock and reserved 266,135 shares for issuance upon exercise of assumed options and warrants.

     (21) From our incorporation to March 1, 2001, we issued options to purchase an aggregate of 25,156,339 shares of common stock with exercise prices ranging from $0.00953 to $68.4375 per share. From our incorporation to March 1, 2001, options to purchase 6,175,273 shares of common stock have been exercised for an aggregate consideration of $3,130,794.

     (22) From our incorporation to March 1, 2001, we issued warrants to purchase an aggregate of 17,832,140 shares of preferred and common stock with exercise prices ranging from $0.00017 to $7.50 per share. From our incorporation to March 1, 2001, warrants to purchase 15,816,508 shares of preferred and common stock have been exercised for an aggregate consideration of $2,521,906.

   There were no underwriters employed in connection with any of the foregoing transactions.

   The issuances of securities described in (1)-(13), (16)-(20) and (22) were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2), Regulation D and/or Regulation S of the Securities Act as transactions by an issuer not involving a public offering or the offer and sale of securities to non-U.S. investors. The issuance of securities described in (14) and (15) were deemed to be exempt from registration in reliance on Sections 4(2) and 4(6) of the Securities Act. The issuances of securities described in (21) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                           Period from
                          July 19, 1996                      Year Ended
                          (Inception) to ---------------------------------------------------
                           December 31,  December 31, December 31, December 31, December 31,
                               1996          1997         1998         1999         2000
                          -------------- ------------ ------------ ------------ ------------
                                       (in thousands, except per share amounts)
Statements of Operations
 Data:
  Net revenues..........     $      3      $   949      $  8,785     $ 48,865     $112,622
  Gross profit..........          (87)         519         7,199       41,947       94,965
  Total operating
   expenses.............        2,739        7,848        19,097      109,065      143,201
  Net income (loss).....       (2,900)      (7,514)      (12,858)     (64,663)     (62,590)
  Net income (loss) per
   share--basic and
   diluted..............     $  (0.03)     $ (0.08)     $  (0.68)    $  (1.42)    $  (0.70)
  Shares used in per
   share calculation--
   basic and diluted....      115,947       91,589        18,790       45,518       89,111

                         December 31, December 31, December 31, December 31, December 31,
                             1996         1997         1998         1999         2000
                         ------------ ------------ ------------ ------------ ------------
Balance Sheet Data:
  Working capital
   (deficit)............    $ (429)     $(1,125)     $(6,507)     $ 82,688     $ 87,630
  Total assets..........     2,825        2,275       14,090       161,519      182,396
  Long-term debt and
   capital lease
   obligations, net of
   current portion......       --         1,500        1,500         1,423       51,214
  Total stockholders'
   equity (deficit).....    $2,091      $  (453)     $(1,261)     $119,552     $ 79,222

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Business--Risk Factors".

Overview

   LookSmart was formed in July 1996 as a Delaware corporation under the name of NetGet Ltd. to acquire the business and associated intellectual property of HomeBase Directories Pty Ltd., an Australian company founded by Evan Thornley and Tracey Ellery in October 1995. At that time, The Reader's Digest Association purchased approximately 85% of our outstanding common stock, an investment it held until October 1997 when it exchanged this stock for warrants to purchase nine million shares of our common stock and a $1.5 million promissory note. We changed our name to LookSmart, Ltd. in October 1996. In July 1997, we relocated our headquarters from Australia to San Francisco, California.

   Prior to July 1997, revenues from our business were insignificant and we primarily focused on investing in editorial resources and building our web directory. Until October 1997, our cash requirements were satisfied primarily by The Reader's Digest Association and, to a lesser extent, from advertising revenues from sales made through outside sales forces. Our advertising revenues continued to increase during the fourth quarter of 1997 and the first quarter of 1998.

   In May 1998, we raised a total of approximately $8.3 million in our Series A and Series B preferred stock financings and established our relationship with Cox Interactive Media to develop web directories for key local United States markets. This infusion of capital allowed us to significantly increase the resources devoted to editorial and product development, establish our own advertising sales force and significantly strengthen our management team.

   In May 1998, we entered into a one-year traffic contract with Netscape, which has been renewed through June 30, 2001. Under this arrangement, Netscape periodically directs user search traffic to LookSmart for a fixed cost per thousand referrals.

   In October 1998, we acquired BeSeen.com, Inc., a leading provider of tools to webmasters, for 6 million shares of our Series 1 Junior preferred stock. The primary purpose of this transaction was to generate traffic and website relationships for LookSmart to increase advertising sales.

   In December 1998, we entered into a five-year contract with Microsoft. Under this agreement, we license our database to Microsoft, and we are obligated to increase the number of unique URLs included in our database every six months by pre-defined amounts. Microsoft has the right to determine the criteria for a portion of these URLs. Microsoft paid us an initial non-refundable license fee and committed to a fixed schedule of additional payments for updates. A portion of each update payment is subject to refund if we fail to provide the contractually required number of URLs. The difference between any cash received under the contract and revenues recognized to date is recorded as deferred revenue. At December 31, 2000, deferred revenue associated with the Microsoft contract was $10.1 million. Either party may terminate the agreement for any reason on six months' notice.

   The terms of our agreement with Microsoft could cause our quarterly licensing revenues and operating results to fluctuate significantly. We recognize quarterly revenues under this agreement based on the number of

URLs added to our database during the quarter relative to the total number of URLs we are required to add to our database during the relevant six-month contractual measurement period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize may be skewed on a quarter-to-quarter basis. Because the six-month contractual measurement periods end on June 4 and December 4 of each year, our second and fourth quarters may include revenues from more than one six-month contractual measurement period. This may result in additional quarter-to-quarter fluctuations in revenues.

   In March 1999, we raised approximately $60.3 million in our Series C preferred stock financing. The proceeds from this financing were used to increase working capital, to fund operating losses and to enter into strategic relationships and acquisitions.

   In April 1999, as part of a strategic alliance between our two companies, we acquired certain lines of business and other rights from Guthy-Renker Internet, LLC for $5.0 million in cash and 2.55 million shares of LookSmart common stock. We also earn revenues from Guthy-Renker Corporation's "As Seen on TV" products that are sold online and promoted through television infomercials. We are entitled to place LookSmart advertising on Guthy-Renker Corporation infomercials. Our contractual right to be the exclusive online distributor of Guthy-Renker products will expire in April 2002.

   In June 1999, we acquired substantially all of the assets of ITW NewCorp, Inc., in exchange for $5.0 million in cash and warrants to purchase 420,000 shares of LookSmart common stock. Through this asset purchase, we obtained Internet bulletin board services that generate advertising revenue. As part of the restructuring announced in January 2001, we discontinued this business in March 2001. As a result, in the first quarter of 2001 we will incur a charge of approximately $6.0 million associated with the writeoff of goodwill.

   In June 1999, we entered into five agreements with three PBS-related entities under which we agreed to sponsor five programs on PBS. The agreements vary in duration from three to five years. In September 2000 and December 2000, we amended two of the agreements to reduce their duration from three to two years. At December 31, 2000, LookSmart was committed to pay a total of $5.1 million for the remainder of the contract periods if all five agreements remain effective throughout their current terms. These payments will be recorded as sales and marketing expense, and generally will be spread equally over the terms of the contracts. The PBS-related entities have agreed to promote LookSmart on their respective websites. Specifically, the arrangement provides that LookSmart's website is provided a direct link to the PBS website www.pbs.org. The agreements do not guarantee LookSmart a minimum number of impressions.

   In June 1999, we entered into a three-year licensing agreement with Excite@Home. Under this agreement, we license our database to Excite@Home.

   In August 1999, we completed our initial public offering of 8,855,000 shares of common stock, including 1,155,000 shares issued in connection with the exercise of the underwriters' over-allotment option. All shares were issued at an offering price of $12.00 per share. Net proceeds from the offering, after underwriting discounts and commissions and offering expenses of $9.3 million, were approximately $96.9 million.

   In November 1999, we entered into an agreement with Inktomi Corp. to co-bundle our search technologies for offerings to Internet portals. In December 2000, we amended this agreement to provide for the inclusion of the LookSmart directory in Inktomi's search index and to provide for sharing of revenues derived from Inktomi's distribution of Subsite Listings.

   In December 1999, we acquired stock which controls 52% of the outstanding voting rights of Futurecorp International Pty Ltd., an Australian privately held company, for $1,840,000 in cash and 71,870 shares of our common stock. This transaction was accounted for as a purchase. Futurecorp's results of operations subsequent to the closing of the transaction have been consolidated with ours. Through this business, we provide web-based communication applications and community building solutions focused primarily in Australia. In July 2000, we exercised our option to purchase additional shares, bringing our ownership of the company to approximately 53%.

   In March 2000, we entered into a three-year agreement with Prodigy Communications Corporation, which was subsequently acquired by SBC Communications, Inc. Under this agreement, Prodigy directs user search traffic to LookSmart for a fixed cost per thousand impressions.

   In March 2000, we entered into a two-year agreement with Go2Net, Inc., which was subsequently acquired by InfoSpace, Inc. Under this agreement, Go2Net directs user search traffic to LookSmart for a fixed cost per referral.

   In May 2000, we entered into a two-year agreement with Juno Online Services, Inc. Under this arrangement, Juno directs user search traffic to LookSmart for a fixed cost per referral.

   In July 2000, we entered into a two-year agreement with AltaVista Company. Under this agreement, AltaVista directs user search traffic to LookSmart for a fixed cost per thousand impressions and refers potential customers to LookSmart's listings services for a share of the resulting revenue.

   In October 2000, we completed the acquisition of Zeal Media, Inc., a provider of community-based directories. At the closing, we issued 1,097,284 shares of our common stock, assumed options and warrants to purchase an additional 266,135 shares of our common stock, and paid $660,144.11 of outstanding debt.

   In January 2001, we announced a restructuring of our management and operations, including the exit from non-core businesses, such as ITW and LookSmart Live!, the reorganization of eleven operating groups into four operating groups, and the reduction of staff by 172 employees. Management estimates that the total savings from the restructuring is approximately $44.0 million on an annualized basis, and will result in a substantial one-time charge in the first quarter of 2001.

Revenues and Cost of Revenues

   LookSmart is principally organized in four operating segments:
advertising/syndication; licensing; ecommerce and listings.

   Advertising/Syndication. LookSmart provides a high quality environment for advertisers to promote their products and services. We generally provide advertisers with one to three month agreements to serve a minimum number of banner (or other advertising format) impressions over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements, and we are able to charge premiums on some categories based on advertisers' perceptions of economic value. This value is derived from the location of the advertisement on the page, the demographics of the users who view the page, and the size of the audience requesting the page.

   We expect advertising revenues to continue to account for a significant portion of our revenues for the foreseeable future. Our ability to maintain current levels of advertising revenues will depend on our ability to attract new advertisers as well as re-sign or replace existing advertisers as their contracts expire. We are currently experiencing and expect continued downward pressure on advertising prices in the industry generally due to the decline in advertising expenditures among Internet companies and the increasing amount of advertising inventory coming onto the Internet from other sources. Therefore, we expect that any future increases in advertising revenues will depend on our ability to effectively manage our advertising inventory by leveraging our targeted category-based model to charge premium rates, and on our ability to grow the inventory availability by increasing traffic to Internet properties using our search solutions.

   In our limited operating history, we have experienced seasonality in advertising revenues with typically weaker demand from advertisers in the first and third calendar quarters. We expect that advertising revenues will continue to be seasonal. In particular, the rate of growth, if any, between the last quarter of one year and the first quarter of the next year tends to be less than the rate of growth experienced between other consecutive quarters. This is due in part to the fact that the fourth quarter contains increased advertising spending in anticipation of the holiday season.

   Because advertising revenues represent a significant portion of our total revenues, fluctuations in advertising revenues due to pricing pressures, our ability to collect from our customers, the timing or cancellation of contracts, inventory management, seasonality, site down time or other factors can be expected to have a significant effect on our overall operating results. However, our costs are substantially fixed, at least in the short term, and cannot be expected to track fluctuations in advertising revenues. To the extent that costs do not track changes in advertising revenues, fluctuations from this revenue source will have a disproportionately large impact on net income or loss.

   Revenues associated with advertising contracts are recognized once collectibility is established, as delivery occurs (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligations exist. Barter does not represent a significant component of our total revenues.

   We generate revenues from syndication agreements by sharing with our syndication partners advertising sales revenue associated with traffic referred from the partners to LookSmart. We generally receive the gross revenues from the advertiser, and then forward a portion of these revenues to the syndication partner. We work with our Internet Service Provider, or ISP, and Internet portal partners to "co-brand", or create partner-specific home pages which have the "look and feel" a partner desires and which provide the ISP or Internet portal subscriber with fully-functional access to the LookSmart database. In these cases, LookSmart derives the advertising sales revenues from the traffic generated by the ISP or Internet portal partner and compensates the partner, typically on a per impression or per referral basis, for this traffic.

   The principal components of cost of advertising and syndication revenues are personnel costs of our in-house advertising operations employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising sales organizations.

   Licensing. We license our database content to some of our partners, including Microsoft, BT LookSmart (our joint venture with British Telecommunications), Inktomi, and Excite@Home. Revenues associated with licensing contracts are recognized as delivery occurs, as specified under the contracts, and after all performance obligations have been satisfied and no refund obligation exists. We expect licensing revenues to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners. We do not anticipate recurring cost of licensing revenues in connection with our licensing activities; the cost of developing URL databases is included in product development.

   Ecommerce. The Company's ecommerce revenue is generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly owned business unit of LookSmart). Revenue from the sale of merchandise is reported on a gross basis (net of provisions for returns and refunds). Revenue is recognized at the time goods are shipped. Associated direct product costs, including shipping and handling, are reported as cost of revenues. We expect that ecommerce revenue will represent a larger percentage of total revenues in 2001 than in 2000. Also, under our agreement with Guthy-Renker Corporation, our primary supplier of ecommerce merchandise, we expect that our ecommerce marketing costs will increase in the second quarter of 2001.

   Listings. The Company's listings revenues are derived from its Subsite and Express Listings products, which include fees from the expedited written review of customer URLs, "cost-per-click" arrangements on those URLs, setup fees, and periodic maintenance fees. Listings revenue also includes partner commissions derived from our affiliates program. Revenues associated with listings contracts are recognized once collectibility is reasonably assured, as delivery of services occurs (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligation exists. Any upfront fees collected are recognized over the expected life of the relationship with the customer. The Company's costs of listings revenue are primarily the distribution fees paid to partners on subsite and affiliates "cost-per-click" revenues.

Operating Expenses

   We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

   Sales and Marketing. Sales and marketing expenses include payments to syndication partners who are Internet portals, ISP partners and other traffic providers for directing online users to the LookSmart database. Traffic payments may exhibit significant fluctuations from period to period depending on the contracts in effect, volume of traffic going to the partner sites and the contracted rates. Further, traffic payments as a percentage of revenues may vary significantly depending on the structure of the payment arrangements between us and our affiliates. When a traffic arrangement is structured so that we collect the gross advertising revenues and forward a portion to our partner, we record as revenues the entire amount of the gross advertising revenues, and the portion forwarded to the partner is recorded as sales and marketing expense. Sales and marketing costs also include the payments made to partners associated with Express Listings. We expect these costs to increase as we expand our distribution of this product. We expect our revenue sharing payments to our affiliate and distribution partners to increase as we expand our distribution. On the other hand, we expect our traffic payments for our higher cost distribution agreements to decrease over time as we renegotiate or terminate these agreements.

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

   Sales and marketing costs also include amortization of related unearned compensation, salaries and associated costs of employment, overhead and facilities, as well as any bad debt expenses taken for uncollectible trade receivables. Sales and marketing costs are expensed as incurred.

   Product Development. Product development costs, including research and development costs, have been expensed as incurred, except to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1). During 1999, we capitalized $443,000 and during 2000, we capitalized $1.7 million of internal use software costs. We are amortizing these costs over two years. Amortization relating to internal use software was $84,000 in 1999 and $654,000 in 2000. Product development expenses include the editorial development costs of building our content database and engineering costs of maintaining and improving the development environment, including our proprietary Editorial Support System software. These costs include amortization of unearned compensation, salaries and associated costs of employment, overhead and facilities. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. These costs are relatively fixed in the short term.

   General and Administrative. General and administrative expenses include overhead costs such as executive management, human resources, finance, legal, investor relations and facilities personnel. These costs include amortization of unearned compensation, salaries and associated costs of employment, overhead and facilities. General and administrative expenses include related consulting and professional service fees which are subject to significant variability over time.

   Amortization of Goodwill and Intangibles. In connection with the October 1998, April 1999, June 1999, and December 1999 acquisitions of, or asset purchases from, BeSeen.com, Guthy-Renker Internet, ITW NewCorp, and Futurecorp, we recorded goodwill and intangible assets of $3.9 million, $17.2 million, $9.3 million and $3.8 million, respectively. These amounts are being amortized over periods from one to five years. During 2000, we recorded additional goodwill and intangible assets of $12.1 million in connection with the acquisition of Zeal Media, Inc. In July 2000, we recorded goodwill and intangible assets of $549,000, in connection with our acquisition of additional ownership interests in Futurecorp.

   We amortized an aggregate of $7.5 million of goodwill and intangible assets in 2000, and we anticipate amortizing $9.8 million in 2001, $9.0 million in 2002, $7.5 million in 2003, $3.6 million in 2004, and $1.9 million in 2005 in connection with these transactions. Part of our growth strategy is to make additional acquisitions as we identify attractive opportunities. As a result, we expect additional amortization of goodwill and intangibles to occur in future periods. In addition, in May 2000, we recorded a reduction in goodwill of $4.6 million related to the sale of certain assets and liabilities of Choicemall to QSound Labs, Inc.

   Income Taxes. Although we are not yet profitable on a consolidated basis, tax charges will be incurred in connection with our operations in foreign jurisdictions. We expect that foreign taxes will become more significant with continued expansion of our overseas business.

Results of Operations

   The following table sets forth, for the periods indicated, line items from LookSmart's consolidated statements of operations as percentages of revenues:

                                                Year Ended December 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                --------   --------   -------
Revenues:
  Advertising and syndication..................       63%        45%       58%
  Licensing....................................       37         39        17
  Ecommerce....................................      --          16        16
  Listings.....................................      --         --          9
                                                --------   --------   -------
    Total revenues.............................      100        100       100
Cost of revenues:
  Advertising and syndication..................       12          6         5
  Licensing....................................        6        --        --
  Ecommerce....................................      --           8        10
  Listings.....................................      --         --          1
                                                --------   --------   -------
    Total cost of revenues.....................       18         14        16
                                                --------   --------   -------
    Gross profit...............................       82         86        84
Operating expenses:
  Sales and marketing..........................      126        127        76
  Product development..........................       54         64        32
  General and administrative...................       30         21        12
  Amortization of goodwill and intangibles.....        7         11         7
                                                --------   --------   -------
    Total operating expenses...................      217        223       127
                                                --------   --------   -------
Loss from operations...........................     (135)      (137)      (43)
Non-operating income (expense), net............      (10)         6       (13)
                                                --------   --------   -------
Loss before income taxes.......................     (145)      (131)      (56)
Income taxes...................................        1          1       --
                                                --------   --------   -------
Net loss.......................................     (146)%     (132)%     (56)%
                                                ========   ========   =======

2000 Compared to 1999

Revenues

   Our net revenues increased 130% to $112.6 million in 2000 compared to $48.9 million in 1999. Advertising and syndication revenues increased to $64.7 million in 2000, an increase of 193% over the $22.1 million recognized in 1999. This increase is attributable to increased traffic, better inventory management, higher yields and new syndication agreements. Licensing revenue increased to $19.6 million in 2000, an increase of 2% over the $19.3 million recognized in 1999, primarily due to an amendment to the Microsoft agreement providing for our delivery of additional URLs in the second half of 2000. Ecommerce revenues were $18.1 million, an increase of 140% over the $7.5 million recognized in 1999. This increase is primarily due to the full-year impact of selling

Guthy-Renker products and to intensified branding and website exposure of the products from a variety of new media sources, including the LookSmart family of partners and syndicates. In 2000, listings revenue was $10.3 million. There was no listings revenue in 1999.

   As a percentage of total revenues, advertising and syndication revenues increased to 58% in 2000 compared to 45% of total revenues in 1999. Licensing revenues as a percentage of total revenues decreased to 17% in 2000 compared to 39% of total revenues in 1999. In 2000, 16% of total revenues were generated by ecommerce, compared to 16% of total revenues in 1999. In 2000, 9% of total revenues were generated by listings revenues whereas there were no listings revenues in 1999.

Cost of Revenues

   Cost of revenues increased 155% to $17.7 million in 2000 compared to $6.9 million in 1999. Of this increase, $10.8 million was attributable to ecommerce product costs, paid to Guthy Renker and other suppliers, for merchandise sold online. Cost of advertising and syndication revenue increased 93% to $5.5 million in 2000 from $2.9 million in 1999. This increase was the result of increased depreciation on computer hardware and software capital expenditures, increased salaries and benefits costs for additional employees in advertising operations, and the increase in costs associated with the resale of unbranded inventory on partner sites. Cost of listings revenue was $1.3 million in 2000. There was no cost of listing revenues during 1999 as we recognized no listings revenue until in January 2000.

   As a percentage of total revenues, total cost of revenues increased to 16% in 2000 compared to 14% in 1999. As a percentage of advertising and syndication revenues, cost of advertising and syndication revenues decreased to 9% in 2000 compared to 13% in 1999. This decrease was primarily attributable to economies of scale associated with higher traffic volume and higher yields on saleable traffic. Cost of ecommerce revenues was 60% of ecommerce revenues in 2000 compared to 54% in 1999, due primarily to the sale of the Choicemall business, which yielded higher gross margins. Cost of listings revenue was 12% of listings revenue during 2000. This revenue stream did not exist in the prior year.

Operating Expenses

   Sales and Marketing. Including charges for amortization of unearned compensation, sales and marketing expenses increased 39% to $85.8 million in 2000 from $61.9 million in 1999. As a percentage of revenues, sales and marketing expenses decreased to 76% in 2000 from 127% in 1999. The dollar increase in sales and marketing expense is primarily attributable to growing distribution costs, including payments to Netzero, Netscape and AltaVista, as well as other ISP's and Internet portals, and increased compensation expense associated with the growth of the Company's sales force.

   Product Development. Including charges for amortization of unearned compensation, product development expenses increased 17% to $36.7 million in 2000 from $31.4 million in 1999. As a percentage of revenues, product development expenses decreased to 33% of revenues in 2000 from 64% of revenues in 1999. The dollar increase in product development expenses is primarily due to an increase in editorial, engineering and product design personnel to support the expansion of our database and services as well as payments made to providers of services which enhance the user experience within the LookSmart environment.

   General and Administrative. Including charges for amortization of unearned compensation, general and administrative expenses increased 28% to $13.3 million in 2000 from $10.3 million in 1999. As a percentage of revenue, general and administrative expenses decreased to 12% in 2000 from 21% in 1999. The dollar increase in general and administrative expenses is primarily due to additional personnel in the finance, human resources and legal functions as well as additional professional services costs incurred to support the growth of the Company.

   Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the

Guthy-Renker Internet asset purchase in April 1999, the ITW NewCorp asset purchase in June 1999, the Futurecorp investment completed in December 1999 (and subsequent investment made in July 2000), and the Zeal Media, Inc. acquisition made in November 2000. Amortization of these assets increased 38% to $7.5 million in 2000 from $5.4 million in 1999. The dollar increase was due to our additional investment in Futurecorp and our acquisition of Zeal Media during 2000.

   Other Net Income (Expense). Other net income (expense) primarily includes realized gains (losses) on investments and foreign exchange gains (losses) arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar. We recorded other net expenses of $1.8 million in 2000 compared to other net expenses of $8,000 in 1999. This increase was primarily driven by our recognizing non-temporary declines in the value of our investments in marketable securities.

   Interest Income (Expense), Net. Net interest income (expense) includes interest expense on our debt and capital lease obligations, net of interest income from our cash and cash equivalents. We recorded net interest expense of $2.0 million in 2000 compared to net interest income of $2.9 million in 1999. The change from net interest income to net interest expense between the two periods is primarily due to of accrued interest expense related to our $50.0 million credit facility with British Telecom established in March 2000.

   Share of Joint Venture Income (Expense). Share of Joint Venture Income (Expense) includes LookSmart's 50% share of the income (expenses) of BT LookSmart. LookSmart recorded a $10.9 million expense in 2000 in connection with this joint venture. Since BT LookSmart initiated operations in February 2000, there was no related expense in 1999.

   Minority Interest. LookSmart recognized minority interest of $519,000 in 2000 related to LookSmart's controlling 52.8% investment in Futurecorp.

Income Taxes

   We recorded income tax expense of $163,000 in 2000, primarily associated with our Australian operations, compared to $470,000 in 1999, also primarily associated with our Australian operations.

1999 Compared to 1998

Revenues

   Our revenues increased 456% to $48.9 million in 1999 compared to $8.8 million in 1998. Advertising and syndication revenues increased to $22.1 million in 1999, an increase of 297% over the $5.6 million recognized in 1998. This increase is attributable to increased traffic, better inventory management, higher yields and new syndication agreements. Licensing revenue increased to $19.3 million in 1999, an increase of 497% over the $3.2 million recognized in 1998. This increase reflects the inclusion of a full year of licensing revenues from our agreement with Microsoft Corporation in 1999. This agreement was signed in December 1998. Ecommerce revenues were $7.5 million in 1999, whereas in 1998 there were no comparable revenues.

   As a percentage of total revenues, advertising and syndication decreased to 45% for 1999 compared to 63% of total revenues in 1998. Licensing revenues as a percentage of total revenues increased slightly to 39% for 1999 compared to 37% of total revenues in 1998. In 1999, 16% of total revenues were generated by ecommerce revenues, whereas there were no ecommerce revenues in 1998.

Cost of Revenues

   Cost of revenues increased 336% to $6.9 million in 1999 compared to $1.6 million in 1998. Of this increase, $4.0 million was attributable to product costs paid as a result of ecommerce merchandise sales which commenced in April 1999. There were no such costs for the comparable period in 1998. Cost of advertising and syndication revenue increased 164% to $2.9 million in 1999 from $1.1 million in 1998. This increase was the result of increased depreciation on computer hardware and software capital expenditures, as well as the increased salaries and benefits costs for additional employees in advertising operations. Cost of licensing revenues was $500,000 for the year ended December 31, 1998. This amount represents a one-time finder's fee related to a licensing agreement. There was no cost of licensing revenues for the comparable period in 1999.

   As a percentage of revenues, cost of revenues decreased to 14% in 1999 compared to 18% in 1998. As a percentage of advertising and syndication revenues, cost of advertising and syndication revenues decreased to 13% in 1999 compared to 20% in 1998. This decrease was primarily attributable to economies of scale associated with higher traffic volume and higher yields on saleable traffic. Cost of ecommerce revenues was 54% of revenues in 1999. During 1998, LookSmart incurred no ecommerce cost of revenues as this segment did not exist.

Operating Expenses

   Sales and Marketing. Including charges for amortization of unearned compensation, sales and marketing expense increased 462% to $61.9 million in 1999 from $11.0 million in 1998. As a percentage of revenues, sales and marketing expenses increased to 127% in 1999 from 126% in 1998. The dollar increase in sales and marketing expense was primarily attributable to our branding campaign and our corporate PBS sponsorships and our increased distribution costs as a result of the growth of our ISP partner program, the impact of renewing our traffic agreement with Netscape and the cost associated with our traffic agreement with NetZero. Other factors were the addition of an internal sales staff in the second half of 1998 and the costs associated with the seminar business acquired as part of the Guthy-Renker Internet, LLC asset acquisition in April 1999. The use of seminars as a marketing tool was discontinued in October 1999.

   Product Development. Including charges for amortization of unearned compensation, product development expenses increased 548% to $31.4 million in 1999 from $4.9 million in 1998. As a percentage of revenues, product development expenses were 64% in 1999 and 54% 1998. The dollar increase in product development expenses was primarily due to a significant increase in editorial, engineering and product design personnel to support our efforts to expand our database and services offered both in the United States and overseas. During 1999 we launched editorial operations in Montreal, Amsterdam and Copenhagen.

   General and Administrative. Including charges for amortization of unearned compensation, general and administrative expenses increased 293% to $10.3 million in 1999 from $2.6 million in 1998. As a percentage of revenue, general and administrative expenses decreased to 21% in 1999 from 30% in 1998. The dollar increase in general and administrative expenses is primarily due to additional personnel in the finance, human resources and legal functions as well as additional professional services costs incurred to support the growth of the Company.

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

Income Taxes

   We recorded income tax expenses of $470,000 in 1999, primarily associated with our Australian operations, compared to $146,000 in 1998, also primarily associated with our Australian operations.

Quarterly Results of Operations

   The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2000. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

                                                   Three Months Ended
                         ------------------------------------------------------------------------------
                         Mar. 31,  June 30,   Sept.    Dec. 31,  Mar. 31,  June 30,   Sept.    Dec. 31,
                           1999      1999    30, 1999    1999      2000      2000    30, 2000    2000
                         --------  --------  --------  --------  --------  --------  --------  --------
                                                       (unaudited)
                                          (in thousands except per share data)
Revenues:
 Advertising and
  syndication........... $ 2,191   $  3,433  $  6,258  $ 10,194  $ 12,372  $ 17,582  $ 18,951  $ 15,776
 Licensing..............   4,389      5,237     4,601     5,028     5,367     4,396     6,371     3,484
 Ecommerce..............     --       1,820     2,422     3,292     3,130     3,711     4,755     6,466
 Listings...............     --         --        --        --        631     1,612     3,287     4,731
                         -------   --------  --------  --------  --------  --------  --------  --------
  Total revenues........   6,580     10,490    13,281    18,514    21,500    27,301    33,364    30,457
Cost of revenues:
 Advertising and
  syndication...........     318        430     1,009     1,113       953     1,134     1,433     2,027
 Ecommerce..............     --       1,130     1,339     1,579     1,888     2,277     2,851     3,826
 Listings...............     --         --        --        --        --        --        487       781
                         -------   --------  --------  --------  --------  --------  --------  --------
  Total cost of
   revenues.............     318      1,560     2,348     2,692     2,841     3,411     4,771     6,634
                         -------   --------  --------  --------  --------  --------  --------  --------
  Gross profit..........   6,262      8,930    10,933    15,822    18,659    23,890    28,593    23,823
Operating expenses:
 Sales and marketing....   6,777     11,638    20,112    24,994    17,280    19,770    23,632    25,118
 Product development....   4,121      6,285    10,404     8,744     8,986     9,562     9,119     8,991
 General and
  administrative........   1,812      2,552     3,556     2,629     3,180     3,363     3,176     3,536
 Amortization of
  goodwill and
  intangibles...........     395      1,523     1,806     1,718     1,945     1,831     1,612     2,100
                         -------   --------  --------  --------  --------  --------  --------  --------
  Total operating
   expenses.............  13,105     21,998    35,878    38,084    31,391    34,526    37,539    39,745
                         -------   --------  --------  --------  --------  --------  --------  --------
Loss from operations....  (6,843)   (13,068)  (24,945)  (22,262)  (12,732)  (10,636)   (8,946)  (15,922)
Non-operating income
 (expense), net.........      19        570       936     1,400    (1,004)   (2,184)   (3,928)   (7,075)
                         -------   --------  --------  --------  --------  --------  --------  --------
Loss before income
 taxes..................  (6,824)   (12,498)  (24,009)  (20,862)  (13,736)  (12,820)  (12,874)  (22,997)
Income taxes............      52        --        --        418        47        47        41        28
                         -------   --------  --------  --------  --------  --------  --------  --------
  Net loss.............. $(6,876)  $(12,498) $(24,009) $(21,280) $(13,783) $(12,867) $(12,915) $(23,025)
                         =======   ========  ========  ========  ========  ========  ========  ========
Basic and diluted net
 loss per share ........ $ (0.35)  $  (0.54) $  (0.45) $  (0.08) $  (0.16) $  (0.14) $  (0.14) $  (0.26)
                         =======   ========  ========  ========  ========  ========  ========  ========

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

Liquidity and Capital Resources

   LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $38.7 million of cash in 2000 compared to $36.7 million in 1999. The consumption of cash in operating activities was primarily driven by: a net loss of $62.6 million in 2000 compared to $64.7 million in 1999; an increase of $10.6 million in accounts receivable, due to the increased level of revenues; increases in prepaid expenses, inventory and other assets of $9.3 million due to higher prepaid distribution marketing costs, inventory balances and higher security deposits; and a decrease of $5.5 million in deferred revenues. Cash was provided by an increase in accounts payable and accrued liabilities of $21.9 million and LookSmart's share of its joint venture's loss of $10.9 million.

   In 2000 we purchased property and equipment of $6.6 million compared to $11.7 million in 1999. The significantly lower level of expenditure in 2000 resulted from a reduction in the growth rate of our headcount in 2000 compared to 1999. In 2000 the Company funded $12.7 million of its obligation to the joint venture.

   Net cash provided by financing activities in 2000 was $54.0 million compared to $160.6 million in 1999. The agreement establishing the joint venture requires that LookSmart commit up to $108.0 million in cash through March 2003. While the budget for the joint venture will be determined by the joint venture's board of directors, we expect that our financial contributions in 2001 will not exceed our financial contributions in 2000 of $12.7 million. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. LookSmart borrowed $50.0 million from the credit facility in February 2000. Our use of borrowed funds is restricted to funding the joint venture. Debt and related interest on the credit facility are convertible into LookSmart common stock at $35.00 per share at BT's discretion.

   As of December 31, 2000, LookSmart had $98.9 million of cash, restricted cash and short-term investments.

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

   Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to BT LookSmart until at least the end of 2001. However, we expect that we will need to seek additional financing to fund further expansion. We cannot assure you that such financing will be available on reasonable terms. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded in current earnings or other comprehensive income. The Company has not held any derivative instruments or participated in any hedging activities.

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact, if any, that the adoption of FAS 140 will have on the consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. LookSmart's exposure to market risk for interest rate changes relates primarily to its short-term investments. We had no derivative financial instruments as of December 31, 2000 or 1999. LookSmart invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

   Foreign Currency Risk. International revenues from our foreign subsidiaries were less than 10% of total revenues in 2000 and were derived entirely from our Australian operations. LookSmart's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in 1998, 1999 and 2000 were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO THE FINANCIAL STATEMENTS

                        LOOKSMART, LTD. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  40

Consolidated Balance Sheets at December 31, 1999 and 2000................  41

Consolidated Statements of Operations and Comprehensive Loss for the
 years ended December 31, 1998, 1999 and 2000............................  42

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000..................................  43

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000.....................................................  44

Notes to Consolidated Financial Statements...............................  45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LookSmart, Ltd. and
Subsidiaries:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LookSmart, Ltd. and Subsidiaries (the Company) at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

San Francisco, California
January 24, 2001
except as to the first, second, and fourth paragraphs of Note 15, which are as of February 20, 2001

                                LOOKSMART, LTD.

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except for per share data)

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents...............................  $ 75,971  $  52,617
  Cash and cash equivalents (restricted)..................       --      43,297
  Short term investments..................................    28,038      2,979
  Trade accounts receivable, net of allowance for doubtful
   accounts of $610 and $4,195 at December 31, 1999 and
   2000...................................................     8,039     18,307
  Trade accounts receivable from related party............       980        977
  Due from related party..................................       --       2,608
  Prepaid distribution costs..............................     1,435      4,673
  Prepaid expenses........................................     2,275      3,045
  Inventory...............................................       --       1,534
  Other current assets....................................       965        429
                                                            --------  ---------
   Total current assets...................................   117,703    130,466
Property and equipment, net...............................    11,595     13,259
Security deposits.........................................     2,191      2,902
Goodwill and intangible assets, net of accumulated
 amortization of $6,661 and $14,146 at December 31, 1999
 and 2000.................................................    29,301     31,895
Investment in BT LookSmart joint venture..................       --       1,759
Other assets..............................................       729      2,115
                                                            --------  ---------
   Total assets...........................................  $161,519  $ 182,396
                                                            ========  =========

            LIABILITIES & STOCKHOLDERS' EQUITY
            ----------------------------------

Current liabilities:
  Trade accounts payable..................................  $  4,002  $   7,414
  Other accrued liabilities...............................    12,915     20,537
  Deferred revenue........................................    16,705     13,622
  Income taxes payable....................................       650        512
  Capital lease obligations--current portion..............       743        751
                                                            --------  ---------
   Total current liabilities..............................    35,015     42,836
Deferred revenue..........................................     4,919        --
Capital lease obligations.................................     1,423        778
Long term debt............................................       --      50,436
Accrued interest on long term debt........................       --       9,033
Minority interest.........................................       610         91
                                                            --------  ---------
   Total liabilities......................................    41,967    103,174
Commitments (Note 6)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
   Authorized: 5,000 at December 31, 1999 and 2000; Issued
   and Outstanding: none at December 31, 1999 and 2000....       --         --
  Common stock, $.001 par value; Authorized: 200,000 at
   December 31, 1999 and 2000; Issued and Outstanding:
   86,267 and 91,569 at December 31, 1999 and 2000........        86         92
  Additional paid-in capital..............................   211,305    234,539
  Other equity (deficit)..................................    (3,904)    (4,884)
  Accumulated deficit.....................................   (87,935)  (150,525)
                                                            --------  ---------
   Total stockholders' equity.............................   119,552     79,222
                                                            --------  ---------
   Total liabilities and stockholders' equity.............  $161,519  $ 182,396
                                                            ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LOOKSMART, LTD.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (In Thousands, except per share data)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Revenues:
  Advertising/syndication......................... $  5,559  $ 22,076  $ 64,681
  Licensing.......................................    3,226    19,255    19,618
  Ecommerce.......................................      --      7,534    18,062
  Listings........................................      --        --     10,261
                                                   --------  --------  --------
    Total revenues................................    8,785    48,865   112,622
Cost of revenues:
  Advertising/syndication.........................    1,086     2,870     5,547
  Licensing.......................................      500       --        --
  Ecommerce.......................................      --      4,048    10,842
  Listings........................................      --        --      1,268
                                                   --------  --------  --------
    Total cost of revenues........................    1,586     6,918    17,657
                                                   --------  --------  --------
    Gross profit..................................    7,199    41,947    94,965
Operating expenses:
  Sales and marketing (inclusive of amortization
   of unearned compensation of $40, $2,781 and
   $1,453 in 1998, 1999 and 2000, respectively)...   11,015    61,863    85,800
  Product development (inclusive of amortization
   of unearned compensation of $86, $4,837 and
   $958 in 1998, 1999 and 2000, respectively).....    4,851    31,430    36,658
  General and administrative (inclusive of
   amortization of unearned compensation of $7,
   $2,248 and $1,034 in 1998, 1999 and 2000,
   respectively)..................................    2,626    10,330    13,255
  Amortization of goodwill and intangibles........      605     5,442     7,488
                                                   --------  --------  --------
    Total operating expenses......................   19,097   109,065   143,201
                                                   --------  --------  --------
Loss from operations..............................  (11,898)  (67,118)  (48,236)
Non-operating income (expense):
  Other income (expense), net.....................     (139)       (8)   (1,803)
  Interest income (expense), net..................     (675)    2,933    (1,963)
  Share of joint venture income (expense), net....      --        --    (10,944)
  Minority interest...............................      --        --        519
                                                   --------  --------  --------
Loss before income taxes..........................  (12,712)  (64,193)  (62,427)
Income taxes......................................      146       470       163
                                                   --------  --------  --------
Net loss..........................................  (12,858)  (64,663)  (62,590)
Other comprehensive income (loss):
  Change in unrealized loss on securities during
   the period.....................................      --        (77)     (255)
  Change in translation adjustment................      (16)       77      (185)
                                                   --------  --------  --------
Comprehensive loss................................ $(12,874) $(64,663) $(63,030)
                                                   ========  ========  ========
Basic and diluted loss per share.................. $  (0.68) $  (1.42) $  (0.70)
                                                   ========  ========  ========
Weighted average shares outstanding used in per
 share calculation................................   18,790    45,518    89,111
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LOOKSMART, LTD.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                           Convertible
                            Preferred                                                         Total
                              Stock        Common Stock  Additional                       Stockholder's
                          ---------------  -------------  Paid-In    Other    Accumulated    Equity
                          Shares   Amount  Shares Amount  Capital    Equity     Deficit     (Deficit)
                          -------  ------  ------ ------ ---------- --------  ----------- -------------
Balance at January 1,
 1998...................      --   $ --    18,000  $ 18   $  9,897  $     46   $ (10,414)   $   (453)
Common stock issued upon
 exercise of options....      --     --       402   --           5       --          --            5
Common stock issued for
 cash...................      --     --     1,057     1          8       --          --            9
Preferred stock issued
 for cash, conversion of
 notes, and as part of
 acquisitions, net of
 costs of $688..........   26,681     26      --    --      11,340       --          --       11,366
Issuance of warrants
 with preferred stock...      --     --       --    --        (770)      770         --          --
Issuance of warrants
 with debt..............      --     --       --    --         --        379         --          379
Issuance of warrants for
 services...............      --     --       --    --         --         31         --           31
Issuance of warrants
 with financing
 agreements.............      --     --       --    --         --        143         --          143
Unearned compensation...      --     --       --    --       1,448    (1,448)        --          --
Amortization of unearned
 compensation...........      --     --       --    --         --        133         --          133
Translation adjustment..      --     --       --    --         --        (16)        --          (16)
Net loss................      --     --       --    --         --        --      (12,858)    (12,858)
                          -------  -----   ------  ----   --------  --------   ---------    --------
Balance at December 31,
 1998...................   26,681     26   19,459    19     21,928        38     (23,272)     (1,261)
Preferred stock series A
 issued for cash........    1,500      2      --    --         531       --          --          533
Preferred stock series C
 issued for cash, net of
 costs of $29...........   12,083     12      --    --      60,332       --          --       60,344
Unearned Compensation...      --     --       --    --      15,135   (15,135)        --          --
Amortization of unearned
 compensation...........      --     --       --    --         --      9,866         --        9,866
Common stock issued as
 part of Guthy Renker
 Acquisition............      --     --     2,550     3     11,472       --          --       11,475
Issuance of warrants as
 part of ITW
 Acquisition............      --     --       --    --         --      4,263         --        4,263
Issuance of warrants
 with series C preferred
 stock..................      --     --       --    --      (1,443)    1,443         --          --
Common stock issued upon
 exercise of options....      --     --     2,616     3        179       --          --          182
Common stock issued as
 part of IPO, net of
 offering costs of
 $9,342.................      --     --     8,855     9     96,900       --          --       96,909
Preferred stock stock
 repurchased............     (555)    (1)     555     1        --        --          --          --
Conversion of preferred
 stock to common stock..  (39,709)   (39)  39,710    39        --        --          --          --
Common stock issued upon
 exercise of warrants...      --     --    12,465    12      5,687    (4,379)        --        1,320
Common stock issued for
 Employee Stock Purchase
 Plan...................      --     --        57   --         584       --          --          584
Unrealized loss on
 securities.............      --     --       --    --         --        (77)        --          (77)
Translation adjustment..      --     --       --    --         --         77         --           77
Net loss................      --     --       --    --         --        --      (64,663)    (64,663)
                          -------  -----   ------  ----   --------  --------   ---------    --------
Balance at December 31,
 1999...................      --     --    86,267    86    211,305    (3,904)    (87,935)    119,552
Common stock issued upon
 exercise of stock
 options................      --     --     2,911     3      2,737       --          --        2,740
Common stock issued for
 additional ownership of
 Futurecorp.............      --     --        57   --       2,383       --          --        2,383
Common stock issued for
 Zeal acquisition.......      --     --       579     1     15,926       --          --       15,927
Common stock issued upon
 exercise of warrants...      --     --     1,414     1      1,822    (1,822)        --            1
Common stock issued for
 Employee Stock Purchase
 Plan...................      --     --       341     1      1,953       --          --        1,954
Unearned compensation--
 Zeal acquisition.......      --     --       --    --         --     (3,764)        --       (3,764)
Amortization of unearned
 compensation...........      --     --       --    --         --      4,004         --        4,004
Recapture of unearned
 compensation upon
 terminations...........      --     --       --    --      (1,587)    1,042         --         (545)
Unrealized loss on
 securities.............      --     --       --    --         --       (255)        --         (255)
Translation adjustment..      --     --       --    --         --       (185)        --         (185)
Net loss................      --     --       --    --         --        --      (62,590)    (62,590)
                          -------  -----   ------  ----   --------  --------   ---------    --------
Balance at December 31,
 2000...................      --   $ --    91,569  $ 92   $234,539  $ (4,884)  $(150,525)   $ 79,222
                          =======  =====   ======  ====   ========  ========   =========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                                LOOKSMART, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(12,858) $(64,663) $(62,590)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Share of joint venture loss..................      --        --     10,941
    Depreciation and amortization................      956     7,552    12,428
    Amortization of unearned compensation........      133     9,866     3,445
    Write-off of in-process research and
     development.................................      338       --        --
    Warrants and other non-cash charges..........      557       --      1,382
    Loss on disposition of equipment.............       12       259       --
    Changes in operating assets and liabilities,
     net of effects of acquisitions and
     disposals:
      Trade accounts receivable..................   (2,709)   (6,124)  (10,552)
      Prepaid expenses...........................     (781)   (2,919)   (4,008)
      Inventory..................................      --        --     (1,534)
      Other assets...............................     (170)   (3,375)   (3,805)
      Trade accounts payable.....................      834     2,677     3,412
      Other accrued liabilities and payables.....    2,431     8,411    18,467
      Deferred revenues..........................    9,330    11,571    (5,534)
      Minority interest..........................      --        --       (519)
                                                  --------  --------  --------
        Net cash used in operating activities....   (1,927)  (36,745)  (38,467)
                                                  --------  --------  --------
Cash flows from investing activities:
  Acquisitions...................................     (907)  (11,489)   (1,673)
  Purchase of short-term investments.............      --    (28,038)   (2,979)
  Proceeds from sale of short term investments...      --        --     28,566
  Funding to joint venture.......................      --        --    (12,700)
  Restricted cash................................      --        --    (43,297)
  Purchases of property and equipment............   (1,573)  (11,885)   (6,601)
                                                  --------  --------  --------
        Net cash used in investing activities....   (2,480)  (51,412)  (38,684)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from notes............................    4,952       --        467
  Repayment of notes.............................   (2,327)   (1,500)      (31)
  Proceeds from credit facility..................      --        --     50,000
  Proceeds from issuance of preferred stock,
   net...........................................    5,237    60,887       --
  Proceeds from sale of equipment under sale
   lease-back agreement..........................      --      2,635       --
  Repayments on equipment lease..................      --       (469)     (637)
  Proceeds from exercise of common stock
   warrants......................................      --      1,321       --
  Net proceeds from issuance of common stock.....       14    97,676     4,183
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................    7,876   160,550    53,982
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      (16)       77      (185)
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................    3,453    72,470   (23,354)
Cash and cash equivalents, beginning of period...       48     3,501    75,971
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $  3,501  $ 75,971  $ 52,617
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
 (Note 13)

  The accompanying notes are an integral part of these consolidated financial statements

                       LOOKSMART, LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

 Nature of Business and Principles of Consolidation

   LookSmart (the Company) offers its business partners and consumers comprehensive Internet search infrastructure services. LookSmart distributes its proprietary directory to a large number of Internet users through LookSmart owned web properties, as well as through our strategic partners, which include Internet portals, Internet service providers and media companies. LookSmart also promotes and sells a range of consumer products, including the "As Seen on TV" product line promoted by our partner Guthy-Renker Corporation.

   The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, Futurecorp International Pty Ltd, BeSeen.com, Inc., LookSmart Netherlands B.V., LookSmart Holdings (Delaware), Ltd., LookSmart (Barbados), Inc., and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

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

   Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other expense. Such exchange gains (losses) amounted to ($119,000), $0, and $3,000 for years ended December 31, 1998, 1999 and 2000, respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Cash and Cash Equivalents

   Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

   On February 15, 2000, the Company borrowed $50.0 million under a credit facility made available by British Telecommunications (BT). In accordance with BT LookSmart agreement, drawdowns on the credit facility may be used only for the purpose of funding BT LookSmart. As of December 31, 2000, cash drawn down on this credit facility has been classified as restricted cash on the balance sheet and $6.7 million of the cash drawn down has been used to fund the joint venture (see Note 12).

 Short-Term Investments

   The Company accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires the classification of investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading." The Company invests its excess cash in debt instruments of high-quality corporate issuers. All highly liquid instruments with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. Net unrealized gains or losses on these investments are reported, as a component of comprehensive income (loss) in stockholders' equity, net of tax. At December 31, 2000 the Company's short-term investments were composed of commercial paper whose estimated fair value approximated cost. In addition the Company has an investment in marketable equity securities acquired in connection with the sale of its Choicemall property in May 2000 (Note 11). These securities are classified as available for sale and are carried at the lower of cost or market. The cost of the remaining shares held is $684,000 and the estimated fair value is $332,000. In December 2000 the Company recorded a $600,000 realized loss on its investment in commercial paper and a $625,000 loss on its investment in marketable equity securities to reflect an other than temporary decline in the fair value of such securities.

   On December 22, 1999, the Company acquired 14.5% of the outstanding voting stock of Dstore Pty Ltd, (Dstore) a privately held company, for $328,000. This transaction was accounted for as an investment using the cost method of accounting. In December 2000, Dstore was acquired by a third party. As consideration LookSmart received an equity interest in the purchaser. In connection with this transaction LookSmart recorded a realized loss on this investment of approximately $236,000. The investment is stated at cost as of December 31, 2000 and 1999.

 Inventory

   Inventories, consisting of products available for sale, are valued at the lower of cost (first in, first out) or market.

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

                       LOOKSMART, LTD. AND SUBSIDIARIES

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

 Internal Use Software and Web Site Development Costs

   The Company accounts for internal use software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the capitalization criteria of SOP 98-1 the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project. The Company has capitalized software costs of $443,000 and $2.1 million with related accumulated amortization of $84,000, and $738,000 at December 31, 1999 and 2000, respectively. Capitalized software is included in other assets and is amortized over two years. The Company capitalizes certain costs incurred in the development of its websites in accordance with Emerging Issues Task Force (EITF) Issue No. 00-02 Consensus, "Accounting for Web Site Development Costs." These are costs incurred during the infrastructure, graphics and content development stages.

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist of the excess of purchase price paid over the fair market value of identified intangible and tangible net assets of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over one to five years depending on the period of expected benefit. The majority of goodwill and intangible assets are amortized over five years, the period of expected benefit. Valuation of goodwill and intangible assets is reassessed periodically to conform to changes in management's estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management's estimate of future performance.

 Asset Impairment

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In such circumstances, the amount of impairment would be measured as the difference between the estimated fair market value of the asset and its carrying amount.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Net Loss Per Share

   SFAS No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as if converted method for convertible preferred stock or the treasury stock method for options and warrants.

 Revenue Recognition

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 became effective for the fourth quarter of the year ending December 31, 2000. The Company adopted SAB 101 which did not have a material impact on its consolidated financial statements.

   The Company generates revenues from listings, advertising and syndication, licensing and ecommerce activities. Listings revenues are derived from Express Listings and Subsite Listings fees. Express Listings fees result from the expedited review of customers web sites. If the submitted site is included in the Company's directory, the Company recognizes as revenue a one time review fee. Subsite Listings involve payment for placement of multiple URLs within the Company's directory. Typically subsite contracts have two components, upfront and maintenance fees as well as a cost-per-click (CPC), or performance element. The company recognizes the CPC element as earned. The upfront and maintenance fees are initially recorded as deferred revenue and recognized ratably over the term of the contract, generally 12 to 18 months.

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

   Advertising and syndication revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. These transactions are recorded in accordance with the EITF Issue No. 99-17 Consensus, "Accounting for Advertising Barter Transactions" at the fair value of similar advertisements for which cash was received. For the years ended December 31, 1998, 1999 and 2000, the Company recognized $478,000, $257,000 and $1,912,000, respectively, of revenue from barter transactions.

   Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

   The Company's ecommerce revenue is generated by the sale of merchandise and the design, construction and hosting of commercial websites. In accordance with the EITF Issue No. 99-19 Consensus, "Reporting Gross Revenue vs. Net", revenue from the sale of merchandise is reported on a gross basis as the Company acts as the principal in the transaction with associated product costs and shipping and handling costs reported as cost of revenues. Revenue is recognized at the time goods are shipped. Revenue from the design and construction of websites is recognized when the website is delivered to the customer, or when the Company's obligation terminates. Hosting revenues are recognized in the period in which hosting occurs. The Company sold its design, construction and hosting business to QSound in May of 2000. See Note 11 for further discussion.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   The Company entered into a five year, fixed-fee contract with Microsoft Corporation in December 1998. Under the terms of this contract, the Company has licensed its proprietary database and is obligated to add a certain number of URLs ratably over the contract term. Microsoft may specify the content for approximately half the required URL delivery. Through December 31, 2000, the Company had met all URL delivery requirements under the contract. The Company recognizes revenues under this contract ratably as access to URLs is delivered and no further obligation for performance or refund exists. Under the terms of the contract, beginning in June 2000 either party may terminate the agreement for any reason on six months' notice.

   Under the contract, the Company received an up-front, nonrefundable fee of $30.0 million and receives quarterly payments throughout the contract term. Payments received in advance of performance under the contract are recorded as deferred revenues. As of December 31, 2000, deferred revenue relating to the Microsoft contract was $12.6 million.

 Advertising Costs

   Advertising costs are charged to sales and marketing expenses as incurred and amounted to $256,000, $13.0 million, and $9.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

 Comprehensive Income

   The Company has adopted the accounting treatment prescribed by SFAS No. 130, "Comprehensive Income." The components of the Company's "Comprehensive income (loss)" include no provision for United States income taxes.

 Concentration of Credit Risk and Business Risk

   The Company's short-term investments are managed by one institution. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company maintains a reserve for doubtful accounts receivable based upon expected collectibility of accounts receivable. The Company has advertising contracts with a number of early stage Internet companies that have suffered and may continue to suffer cash flow problems.

   As of December 31, 1999, one receivable from a related party in our ecommerce segment accounted for 11% of the total trade receivables.

   One customer in our licensing segment individually accounted for approximately 32%, 39% and 15% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

   One customer in our advertising and syndication segment individually accounted for approximately 22% of total revenues for the year ended December 31, 1998. We had no revenues from this customer for the years ended December 31, 1999 and 2000.

                       LOOKSMART, LTD. AND SUBSIDIARIES

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

 Segment Information

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in four segments: listings, advertising and syndication, licensing and ecommerce. In the Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues along these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 1999 and 2000, accounts receivable by segments are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Listings.................................................... $  --   $ 2,806
   Advertising/syndication.....................................  8,368   19,260
   Licensing...................................................    269      424
   Ecommerce...................................................    992      989
                                                                ------  -------
   Total.......................................................  9,629   23,479
   Allowance for doubtful accounts.............................   (610)  (4,195)
                                                                ------  -------
   Accounts receivable, net.................................... $9,019  $19,284
                                                                ======  =======

   As of December 31, 2000, Due from Related Party includes a $2.6 million receivable from BT LookSmart which has not been allocated to any of the Company's segments.

   As of December 31, 1999 and 2000, deferred revenue by segments are as follows (in thousands):

                                                                December 31,
                                                               ---------------
                                                                1999    2000
                                                               ------- -------
   Listings................................................... $   --  $   309
   Advertising/syndication....................................     239     253
   Licensing..................................................  18,597  13,060
   Ecommerce..................................................   2,788     --
                                                               ------- -------
   Total...................................................... $21,624 $13,622
                                                               ======= =======

                       LOOKSMART, LTD. AND SUBSIDIARIES

 Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded in current earnings or other comprehensive income. The Company has not held any derivative instruments or participated in any hedging activities.

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact, if any, that the adoption of FAS 140 will have on the consolidated financial statements.

2. Property and Equipment:

   Property and equipment consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Computer equipment.......................................... $ 9,332 $15,086
   Furniture and fixtures......................................   1,382   1,352
   Software....................................................     865   1,470
   Leasehold improvements......................................   2,751   3,022
                                                                ------- -------
                                                                 14,330  20,930
   Less accumulated depreciation and amortization..............   2,735   7,671
                                                                ------- -------
   Property and equipment, net................................. $11,595 $13,259
                                                                ======= =======

   Cost related to assets under capital lease obligations at December 31, 2000 and 1999 was $2.6 million. Accumulated depreciation related to assets under capital lease obligations at December 31, 2000 and 1999 was $1.1 million and $272,000, respectively.

   Depreciation expense was $351,000, $2.1 million and $4.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

3. Other Accrued Liabilities:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                (in thousands)
   Accrued expenses and other current liabilities:
     Accrued compensation and related expenses................. $ 1,485 $ 1,457
     Accrued content, connect, and other costs.................   1,664  13,274
     Accrued sales and marketing related expenses..............   3,167     --
     Accrued professional service expenses.....................   1,366     298
     Payable to former shareholders of Futurecorp..............   1,958     --
     Other.....................................................   3,275   5,508
                                                                ------- -------
                                                                $12,915 $20,537
                                                                ======= =======

                       LOOKSMART, LTD. AND SUBSIDIARIES

4. Notes Payable:

   In September 1997, the Company issued a note payable for $1.5 million to a stockholder. Interest was charged at the rate of 10% per annum and was payable quarterly starting September 30, 1998. The Company repaid the note in June 1999.

   From January to April 1998, the Company issued convertible promissory notes in the principal amount of $2.9 million to investors of the Company. All notes bore interest at 10% per annum and included an issuance of 2,510,412 Series A preferred stock warrants (Note 7). In May 1998, in accordance with the terms of these notes, outstanding principal of $2.1 million was converted into Series A preferred stock; outstanding principal and interest of $505,000 was converted into Series B preferred stock and outstanding principal of $250,000 was repaid to a note holder.

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

   In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2000 the balance of this note was $436,000.

   In February 2000, in connection with the joint venture agreement with British Telecommunications (BT), BT extended and the Company borrowed the full amount of a $50 million credit facility with interest at 20% per annum. Draw downs on the credit facility, including accrued interest, are convertible into common stock of the Company at $35.00 per share at BT's discretion. Proceeds of this credit facility may only be used to fulfill the Company's obligations to fund BT LookSmart. The credit facility is due in full by February 2003, unless converted into LookSmart common stock prior to that time.

5. Income Taxes:

   The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes of $146,000, $470,000 and $163,000 for the years ended December 31, 1998, 1999, and 2000 applies to the Company's foreign subsidiaries.

                       LOOKSMART, LTD. AND SUBSIDIARIES

   The primary components of the net deferred tax asset are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Deferred tax asset:
     Net operating losses................................... $ 26,950  $ 44,879
     Depreciation and amortization..........................      975     2,310
     Accrual and reserves...................................      624     2,128
     Compensation...........................................      517       543
                                                             --------  --------
       Total deferred tax assets............................   29,066    49,860
   Less: valuation allowance................................  (29,066)  (49,860)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

   As of December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately of $116.0 million and $105.0 million for federal and state tax purposes, respectively. Pursuant to the provisions of
Section 382 of the Internal Revenue Code, utilization of the NOLs is subject to annual limitations through the year 2011 due to a greater than 50% change in the ownership of the Company which occurred during fiscal years 1997 and 1998. These loss carryforwards expire from 2004 to 2020.

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

   Future minimum payments under all operating leases and advertising and marketing programs at December 31, 2000 are as follows (in thousands):

                                                                 Advertising and
                                                       Operating    Marketing
                                                        Leases     Commitments
                                                       --------- ---------------
   Year ending December 31:
     2001.............................................  $ 5,261      $2,882
     2002.............................................    5,007       1,450
     2003.............................................    4,773       1,450
     2004.............................................    4,652         935
     2005.............................................    4,711         --
     Thereafter.......................................   18,446         --
                                                        -------      ------
       Total..........................................  $42,850      $6,717
                                                        =======      ======

   Rent expense under all operating leases for the years ended December 31, 1998, 1999 and 2000 amounted to $508,000, $1.9 million, and $2.3 million, respectively. Under the terms of the primary office lease agreement, the Company has two consecutive options to extend the term, each for a five year period.

 Capital Leases

   In February 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment with a total commitment of $2.0 million which is accounted for as a capital lease. The

                       LOOKSMART, LTD. AND SUBSIDIARIES

Company has pledged as collateral certain computer equipment. At December 31, 2000 total credit remaining available to the Company under the agreement was $300,000.

   In December 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment. The Company has pledged as collateral certain computer equipment. At December 31, 2000, the Company had drawn down the entire $898,000 credit available under the terms of the agreement.

   No gain or loss was recognized on these transactions. Depreciation on properties sold and leased back has been reflected in accordance with the Company's normal accounting practices.

   Future minimum lease payments under capital leases at December 31, 2000 are as follows (in thousands):

   Year ending December 31,
     2001............................................................... $1,211
     2002...............................................................    614
                                                                         ------
   Total minimum lease payments.........................................  1,825
   Less: Interest.......................................................   (296)
                                                                         ------
   Present value of net minimum lease payments..........................  1,529
   Less current portion.................................................   (751)
                                                                         ------
   Capital lease obligation--long-term.................................. $  778
                                                                         ======

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

 Convertible Preferred Stock

   The Company's charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2000, no shares of preferred stock were issued or outstanding.

 Treasury Stock

   In August 1999, the Company repurchased 554,913 shares of Series 1 Junior preferred stock which have been recorded as treasury stock.

 Warrants

   From 1997 through 1999, the Company issued warrants to purchase 14,384,923 shares of common and preferred shares at exercise prices ranging from $0.00017 to 5.00 per share. All of these warrants were exercised

                       LOOKSMART, LTD. AND SUBSIDIARIES
in 1999. These warrants were issued in connection with preferred stock issuances and acquisitions. The fair values of these warrants are recorded as issuance costs or as part of the related acquisition purchase price.

   In 1998, the Company issued warrants to purchase 2,510,412 shares of Series A preferred stock at $0.35625 per share in connection with the issuance of convertible notes payable (Note 4). During 1998, 1,500,000 of these warrants were exercised. The remaining warrants were exercised in 2000. The fair value of the warrants was recorded as interest expense over the period the notes were outstanding.

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

   In 1999, the Company issued a warrant to purchase 439,999 shares of Series C preferred stock at an exercise price of $5.00 per share for services provided in connection with the Series C financing. The fair value of the warrants was recorded as issuance costs. The warrant was exercised in 2000.

   In 1999, the Company granted warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share to two individuals in connection with their employment. As of December 31, 2000, 84,369 of these warrants had been exercised. Of the remaining 35,631 warrants, 16,882 were vested, 14,061 were unvested and 4,688 expired during 2000. The warrants vest at a rate of 3,750 shares per month provided the individuals continue to be employees of the Company. These warrants expire in June 2004. In 1999, the Company recorded deferred compensation of $1,218,000 for the difference between the exercise price and the fair market value of the underlying common stock at the date of grant under APB No. 25.

   In 2000, warrants representing 1,497,280 shares of common stock were exercised in cashless transactions, which resulted in the issuance of 1,413,786 new shares of common stock.

   As of December 31, 2000, there were outstanding warrants to purchase 2,010,943 shares of common stock, as follows:

                                         Number of Exercise price
   Date of grant                         warrants    per share       Expires
   -------------                         --------- -------------- --------------
   May 1998............................. 1,500,000     $2.50      May 2003
   September 1998.......................   480,000     $0.42      September 2003
   June 1999............................    30,943     $1.25      June 2004

 Chess Depository Interests

   On February 25, 2000, we completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol "LOK". The Company completed the listing in order to enable investors that are required to invest only in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. We did not issue any new securities in connection with, or receive any proceeds from, the issuance of the CDIs. Each CDI is exchangeable into 0.05 shares of LookSmart common stock at the option of the holder.

 Stock Option Plans

   In December 1997, the Company approved the 1998 Stock Option Plan (the
Plan). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media,

                       LOOKSMART, LTD. AND SUBSIDIARIES

Inc. Stock Plan (the Zeal Plan). The Company has reserved 20,850,000 and 23,594,947 shares of common stock for issuance under the Plan and the Zeal Plan at December 31, 1999 and December 31, 2000, respectively. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, directors and consultants. For additional information about stock options, see Note 15--Subsequent Events.

   As of December 31, 2000, 13,530,954 options were outstanding and 4,126,900 shares remained available for grant under the Company's plans. Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

                                                                        Weighted
                                                                        Average
                                                            Outstanding Exercise
                                                              Options    Price
                                                             Number of    Per
                                                              Shares     Share
                                                            ----------- --------
   Balance at January 1, 1998..............................    4,437    $0.0095
     Granted...............................................    5,514    $0.1620
     Canceled..............................................     (618)   $0.0246
     Exercised.............................................     (402)   $0.0095
                                                              ------
   Balance at December 31, 1998............................    8,931    $0.1026
     Granted...............................................    6,790    $8.5255
     Canceled..............................................   (1,611)   $1.1740
     Exercised.............................................   (2,624)   $0.0696
                                                              ------
   Balance at December 31, 1999............................   11,486    $4.9394
     Granted...............................................    8,260    $18.868
     Assumed...............................................      127    $ 3.652
     Exercised.............................................   (2,911)   $ 0.945
     Cancelled.............................................   (3,431)   $ 8.976
                                                              ------
   Balance at December 31, 2000............................   13,531    $13.264
                                                              ======

   The Company accounts for employee stock options under APB No. 25 and related Interpretations. For the years ended December 31, 1999 and 2000, the Company recorded deferred compensation of $15.1 million and $1.0 million, respectively, for stock option grants where the deemed fair value of the option at grant date was in excess of the exercise price.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Options Outstanding          Options Exercisable
                              ------------------------------------- --------------------
                                Number                     Weighted   Number    Weighted
                              Outstanding Weighted Average Average  Exercisable Average
                                 as of       Remaining     Exercise    as of    Exercise
   Range of Exercise Prices    12/31/00   Contractual Life  Price    12/31/00    Price
   ------------------------   ----------- ---------------- -------- ----------- --------
   $ 0.0095-0.5000.........    2,830,438        7.49       $ 0.1366  1,219,537  $ 0.0845
     0.6030-6.1563.........    3,198,329        9.08         4.0818    679,241    3.0228
     6.6875-13.5000........    2,832,497        9.35         9.9272    398,619   10.3421
    15.5625-34.6250........    2,932,440        9.29        23.0301    627,310   24.5215
    39.0000-68.4375........    1,737,250        9.17        40.5119    173,476   40.2580
                              ----------                             ---------
   $ 0.0095-68.4375........   13,530,954        8.86       $13.2640  3,098,183  $ 9.2465
                              ==========                             =========

                       LOOKSMART, LTD. AND SUBSIDIARIES

   As of December 31, 1998 and 1999, there were 1,771,311 and 1,840,792 options exercisable, respectively.

   The following information concerning the Company's stock options plan is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1998  1999  2000
                                                               ----  ----  ----
   Expected volatility........................................    0%  104%  132%
   Risk-free interest rate.................................... 5.18% 5.05% 5.50%
   Expected lives (years).....................................    5     5     5
   Expected dividend yield....................................  --    --    --

   The weighted average fair value for options granted was $.30013, $7.819, and $18.3144 for 1998, 1999 and 2000, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees and with a volatility of 104%. The fair value of options granted to consultants is recorded as consulting expense as services are provided.

   The pro forma net loss for the Company for 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                                   1998      1999      2000
                                                 --------  --------  ---------
   Net Loss
     As reported................................ $(12,858) $(64,663) $ (62,590)
     Pro forma.................................. $(12,933) $(70,588) $(107,809)
   Basic and Diluted net loss per share
     As reported................................ $  (0.68) $  (1.42) $   (0.70)
     Pro forma.................................. $  (0.69) $  (1.55) $   (1.21)

 Employee Stock Purchase Plan

   In 1999, the shareholders approved the 1999 Employee Stock Purchase Plan. A total of 750,000 shares of common stock have been reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. As of December 31, 2000, 398,125 shares have been issued under the 1999 Purchase Plan.

8. Other Equity Items:

   Other equity items consists of the following (in thousands):

                                                               December 31,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
   Warrants ................................................ $  2,735  $   913
   Unearned Compensation ...................................   (6,584)  (5,301)
   Unrealized loss on securities ...........................      (77)    (333)
   Translation adjustments .................................       22     (163)
                                                             --------  -------
                                                             $(3,904)  $(4,884)
                                                             ========  =======

                       LOOKSMART, LTD. AND SUBSIDIARIES

9. Net Loss Per Share:

   In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except share amounts):

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
   Numerator--Basic and diluted:
     Net loss................................... $(12,858) $(64,663) $(62,590)
   Denominator--Basic and diluted:
     Weighted average common shares
      outstanding...............................   18,790    45,518    89,111
   Basic and diluted loss per share ............ $  (0.68) $  (1.42) $  (0.70)

   Options and warrants to purchase common and preferred shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The dilutive securities included weighted average common stock equivalents relating to preferred stock, stock options and warrants to purchase common and preferred shares and are as follows (in thousands):

                                                             As of December 31,
                                                            --------------------
                                                             1998   1999   2000
                                                            ------ ------ ------
   Preferred stock......................................... 26,681    --     --
   Options.................................................  8,931 11,486 13,531
   Warrants................................................ 16,515  3,072  2,011
                                                            ------ ------ ------
   Total dilutive shares................................... 52,127 14,558 15,542
                                                            ====== ====== ======

10. Acquisitions:

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

                       LOOKSMART, LTD. AND SUBSIDIARIES

   On December 30, 1999, the Company acquired stock which controlled 52% of the outstanding voting rights of Futurecorp International Pty Ltd (Futurecorp), a privately held company, for $1,840,000 cash and the committed issuance of 71,870 shares of common stock. In July 2000, the Company subscribed for an additional 70,324 shares in Futurecorp for $580,000 in cash. In August 2000, the Company exercised an option to purchase an additional 125,446 shares of Futurecorp for $414,000 in cash and $276,000 of the Company's common stock. The Company currently owns stock which controls 53% of the outstanding voting rights of Futurecorp. The Company is entitled to appoint two of the four Futurecorp directors, and through its appointed directors controls four of the total six board votes. At the acquisition date, the Company's common stock was valued at $27.25 per share. The total purchase price of $5.1 million was allocated to goodwill and intangible assets.

   On October 27, 2000, the Company acquired Zeal Media, Inc., a community web directory company located in the Los Angeles, California area. Under the terms of the merger agreement, LookSmart reserved 1,363,419 shares of LookSmart common stock for exchange of all outstanding shares of Zeal Media and for issuance upon exercise of all outstanding options and warrants to purchase Zeal Media stock. The purchase price of approximately $16.6 million was allocated to goodwill and intangible assets of $12.1 million and deferred compensation of $3.8 million. At the closing, LookSmart also repaid outstanding debt owed by Zeal Media to bridge investors in the amount of approximately $660,000.

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

11. Investments:

   In May 2000 Looksmart contributed certain assets and liabilities related to its Internet radio division to Redband Broadcasting, Inc. in exchange for 2,000,000 shares of Series A preferred stock. The investment is accounted for under the equity method. Losses during 2000 have reduced the investment balance to zero.

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

                       LOOKSMART, LTD. AND SUBSIDIARIES

12. British Telecommunications Joint Venture:

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

   The agreement establishing the joint venture requires that both LookSmart and BT contribute up to $108.0 million in cash through June 2003. Under the agreement, BT extended a $50.0 million non-recourse credit facility accruing interest compounded at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. Borrowings under the credit facility, including accrued interest, are convertible into LookSmart common stock at $35.00 per share at BT's discretion and are restricted to funding the joint venture. The fair market value of LookSmart common stock on the commitment date was $32.875. The credit facility is due in full by February 2003, unless converted to LookSmart common stock prior to that time. LookSmart's total funding to the joint venture as of December 31, 2000 was $12.7 million. If LookSmart does not repay the facility when it becomes due, BT's sole recourse is to convert its debt to LookSmart common stock or to accept a pro-rata portion of LookSmart's interest in BT LookSmart.

   The following presents unaudited summary financial information for BT LookSmart as of December 31, 2000 and for the period February 15, 2000 (inception) through December 31, 2000:

                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
   Current assets................................................    $ 9,218
   Non-current assets............................................      3,308
                                                                     -------
   Total assets..................................................     12,526
                                                                     =======
   Current liabilities...........................................    $ 8,805
   Non-current liabilities.......................................        188
                                                                     -------
   Total liabilities.............................................      8,993
   Stockholders' equity..........................................      3,533
                                                                     -------
   Total liabilities and stockholders' equity....................    $12,526
                                                                     =======

                                                                     For the
                                                                    Year Ended
                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
   Revenues......................................................    $ 3,154
   Cost of revenues..............................................    $   259
   Loss from continuing operations...............................    $21,575
   Net loss......................................................    $21,889

                       LOOKSMART, LTD. AND SUBSIDIARIES

13. Supplemental Disclosure of Cash Flow Information (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------- ------- -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................... $   274 $   168 $   277
                                                        ======= ======= =======
    Income taxes.......................................     --  $   174 $   302
                                                        ======= ======= =======
  Noncash investing and financing activities:
    Conversion of notes payable to stock............... $ 2,630     --      --
                                                        ======= ======= =======
    Note payable converted to deferred revenue under
     license agreement................................. $11,385     --      --
                                                        ======= ======= =======
    Issuance of stock for acquisitions................. $ 3,663 $15,738 $16,202
                                                        ======= ======= =======

14. Related Party Transactions:

   The Company receives licensing revenues from Cox Interactive Media, Inc., a stockholder of the Company, for the design and licensing of LookSmart database content used on Cox Interactive websites. Revenues from Cox Interactive Media, Inc. amounted to $538,000, $55,000 and $38,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

   The Company has a distribution agreement with Guthy-Renker Corporation
(GRC), one of the Company's stockholders. At December 31, 2000, the Company had a receivable of $977,000 from GRC resulting from the distribution agreement. Additionally, during 2000, the Company paid GRC $97,000 for rent and administration support.

   During the year ended December 31, 2000, the Company paid $295,000 to Macquarie Bank Limited, one of the Company's stockholders, for financial consulting services.

   During the year ended December 31, 2000, the Company received $750,000 from QSound Labs, Inc. for advertising sales as part of a two year agreement. This agreement calls for QSound to purchase a total of $3.0 million of advertising. The Company has an equity investment in QSound, as a result of the sale of certain assets and liabilities related to its Choicemall property to QSound in May 2000.

   During the year ended December 31, 2000, the Company received $1.5 million from Redband Broadcasting for advertising sales. The Company is a minority owner in Redband Broadcasting.

   The Company receives licensing revenues from BT LookSmart for the licensing of LookSmart database content. Revenues from BT LookSmart were $875,000 for the year ended December 31, 2000. As of December 31, 2000 the Company had a related party receivable of $2.6 million from BT LookSmart. This receivable represents reimbursable costs incurred by the Company on behalf of BT LookSmart and has been recorded as an account receivable from a related party.

   The Company had an agreement with Shim & Sons Enterprises, Inc., which is owned by an individual who is one of the Company's stockholders and an employee. During 1999, the Company paid $108,000 to Shim & Sons Enterprises, Inc.

                       LOOKSMART, LTD. AND SUBSIDIARIES

15. Subsequent Events:

 Tender Offer

   On February 20, 2001, the Company filed a Tender Offer Statement on Schedule TO, announcing an offer to exchange certain eligible options outstanding under the 1998 Stock Plan to purchase shares of common stock having an exercise price per share of more than $2.50 (the Eligible Options). The following classes of options are deemed not to be Eligible Options and therefore cannot participate in the offer to exchange: (i) options granted on April 20, 2000 at an exercise price of $43.00 per share, options granted on May 11, 2000 at an exercise price of $18.75 per share and options granted on October 25, 2000 at an exercise price of $6.16 per share (collectively, the Special Options); (ii) options held by option holders who have not been service providers of LookSmart or one of its subsidiaries from the date they elect to exchange their Eligible Options until the date the offer to exchange expires; and (iii) options with an exercise price of $2.50 or less.

   In exchange for the Eligible Options tendered by an option holder, LookSmart will grant each option holder new options to purchase that number of shares of common stock which is equal to the number of shares of common stock subject to the Eligible Options that he or she elects to exchange and that LookSmart accepts (New Options). The New Options will be issued under the Option Plan and a new option agreement will be executed between LookSmart and each option holder who accepts the offer to exchange. The terms and conditions of the New Options will be the same as the terms and conditions of the Eligible Options, except that: (1) the exercise price of the New Options will be $2.50; (2) the New Options will have a term that expires at 12:00 midnight, Pacific Standard Time, on December 31, 2005; and (3) all New Options will be nonqualified stock options. Option holders who accept the offer to exchange must do so with respect to all of their Eligible Options and, in addition, will have all of their Special Options cancelled.

 Restructuring

   On January 11, 2001, the Company announced the layoffs of 172 employees and restructuring of its management and operations from 11 operating groups into four. The Company also announced its plans to exit non-core businesses. As part of this restructuring, the Company discontinued its InsideTheWeb message board and LookSmart Live! services.

 Resignation of Chief Financial Officer

   Ned Brody, our Chief Financial Officer, resigned from the Company effective as of March 31, 2001, in order to pursue other interests. We have not yet identified a successor to Mr. Brody and it may take a long time to successfully recruit a new Chief Financial Officer. In the interim, our Vice President of Finance and Administration, Martha Clark, will act as Chief Financial Officer until a successor to Mr. Brody is successfully recruited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 2001 annual meeting of stockholders (the "2001 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required under this item may be found in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required under this item may be found in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under this item may be found in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Index to Financial Statements.

    Report of Independent Accountants

    Consolidated Balance Sheets at December 31, 1999 and 2000

    Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1999 and 2000

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

    Notes to Consolidated Financial Statements

  (2) Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts

   All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

  (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

  (c) Exhibits.

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

 10.16*    Summary Plan Description of 401(k) Plan

 10.17+*** Joint Venture Agreement between the Registrant, Transceptgate Ltd.,
            BT LookSmart Ltd., LookSmart (Barbados), Inc. and British
            Telecommunications Plc dated February 15, 2000

 10.18+*** Joint Venture Know How Technology and Database License Agreement
            between the Registrant, BT LookSmart Ltd., and LookSmart
            (Barbados), Inc. dated February 15, 2000

 10.19***  Loan Letter Agreement between the Registrant and Transceptgate Ltd.
            dated February 15, 2000

 10.20++   Restated and Final Tagging and Marketing Agreement with Guthy-Renker
            Corporation dated August 9, 1999

 10.21     Employment Agreement with Kevin Berk dated September 29, 2000

 10.22     Employment Agreement with Brian Goler dated September 29, 2000

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

(***) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000.

(+) Confidential treatment has been granted with respect to portions of the exhibit.

(++) Confidential treatment has been requested with respect to portions of the exhibit.

                     Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries;

   Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, except as to the first, second, and fourth paragraphs of Note 15, which are as of February 20, 2001, appearing in the 2000 Annual Report to Stockholders of LookSmart Ltd. and Subsidiaries in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 24, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                        LOOKSMART, LTD. AND SUBSIDIARIES

                                                  Charged
                                       Balance at to Costs            Balance at
                                       Beginning    and                 End of
Description                            of Period  Expenses Deductions   Period
-----------                            ---------- -------- ---------- ----------
Year ended December 31, 1998:
  Allowance for doubtful accounts.....  $   --    $   127   $   --     $   127
  Deferred tax valuation allowance....    4,177     4,657       --       8,834
                                        -------   -------   -------    -------
    Total.............................  $ 4,177   $ 4,784   $   --     $ 8,961
                                        =======   =======   =======    =======
Year ended December 31, 1999:
  Allowance for doubtful accounts.....  $   127   $ 1,171   $   688    $   610
  Deferred tax valuation allowance....    8,834    20,232       --      29,066
                                        -------   -------   -------    -------
    Total.............................  $ 8,961   $21,403   $   688    $29,676
                                        =======   =======   =======    =======
Year ended December 31, 2000:
  Allowance for doubtful accounts.....  $   610   $ 6,150   $ 2,565    $ 4,195
  Deferred tax valuation allowance....   29,066    20,794       --      49,860
                                        -------   -------   -------    -------
    Total.............................  $29,676   $26,944   $ 2,565    $54,055
                                        =======   =======   =======    =======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 15, 2001:

                                          LOOKSMART, LTD.

                                                    /s/ Ned Brody
                                          By: _________________________________
                                           Ned Brody, Chief Financial Officer
                                              (Principal Financial Officer)

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin Roberts and Evan Thornley, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----


        /s/ Evan Thornley            Chairman of the Board and     March 15, 2001
____________________________________  Chief Executive Officer
           Evan Thornley              (Principal Executive
                                      Officer)


          /s/ Ned Brody              Chief Financial Officer       March 15, 2001
____________________________________  (Principal Financial
             Ned Brody                Officer)


        /s/ Robert Mally             Vice President of Finance     March 15, 2001
____________________________________  and Senior Controller
            Robert Mally              (Principal Accounting
                                      Officer)


        /s/ Tracey Ellery            President and Director        March 15, 2001
____________________________________
           Tracey Ellery


      /s/ Anthony Castagna           Director                      March 15, 2001
____________________________________
          Anthony Castagna


     /s/ Mariann Byerwalter          Director                      March 15, 2001
____________________________________
         Mariann Byerwalter

             Signature                           Title                  Date
             ---------                           -----                  ----


       /s/ James Tananbaum           Director                      March 15, 2001
____________________________________
          James Tananbaum


                                     Director                      March 15, 2001
____________________________________
            Robert Ryan


       /s/ Scott Whiteside           Director                      March 15, 2001
____________________________________
          Scott Whiteside

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

 10.16*    Summary Plan Description of 401(k) Plan

 10.17+*** Joint Venture Agreement between the Registrant, Transceptgate Ltd.,
            BT LookSmart Ltd., LookSmart (Barbados), Inc. and British
            Telecommunications Plc dated February 15, 2000

 10.18+*** Joint Venture Know How Technology and Database License Agreement
            between the Registrant, BT LookSmart Ltd., and LookSmart
            (Barbados), Inc. dated February 15, 2000

 10.19***  Loan Letter Agreement between the Registrant and Transceptgate Ltd.
            dated February 15, 2000

 10.20++   Restated and Final Tagging and Marketing Agreement with Guthy-Renker
            Corporation dated August 9, 1999

 10.21     Employment Agreement with Kevin Berk dated September 29, 2000

 10.22     Employment Agreement with Brian Goler dated September 29, 2000

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

(***) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000.

(+) Confidential treatment has been granted with respect to portions of the exhibit.

(++) Confidential treatment has been requested with respect to portions of the exhibit.