Form 10-Q
period 2001-03-31
LOOKSMART LTD
filed 2001-05-15
CIK 1077866

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period from ________ to __________.

                       Commission File Number: 000-26357

                               _________________

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

                              ____________________

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        As of April 30, 2001, there were 91,815,850 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----

PART I  FINANCIAL INFORMATION

ITEM 1:  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 2000
         and March 31, 2001..............................................   3

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three months ended
         March 31, 2000 and 2001.........................................   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 2001............................   6

         Notes to Condensed Consolidated Financial Statements............   7

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  11

         Factors Affecting Operating Results.............................  16

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk......  26

PART II  OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds.......................  26

ITEM 6:  Exhibits and Reports on Form 8-K................................  26

ITEM 7:  Signatures......................................................  28

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      LOOKSMART, LTD. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                               (In Thousands)

                                               December 31,    March 31,
                                                   2000          2001
                                                   ----          ----

               ASSETS
Current assets:
 Cash and cash equivalents..................     $  52,617    $  46,746
 Restricted Cash............................        43,297       43,298
 Short-term investments.....................         2,979            0
 Trade accounts receivable, net.............        18,307        7,642
 Accounts receivable from related parties...         3,585        3,581
 Prepaid Expenses...........................         7,718        3,683
 Other current assets.......................         1,963        4,532
                                                 ---------    ---------

   Total current assets.....................       130,466      109,482

Property and equipment, net.................        13,259       12,783
Goodwill and intangible assets, net.........        31,895       24,452
Security Deposits...........................         2,902        2,897
Long Term Investments.......................         1,759          183
Other assets................................         2,115          327
                                                 ---------    ---------
Total assets................................     $ 182,396    $ 150,124
                                                 =========    =========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable.....................     $   7,414    $   2,056
 Other accrued liabilities..................        21,800       17,942
 Deferred revenue...........................        13,622       11,580
                                                 ---------    ---------
    Total current liabilities...............        42,836       31,578

Credit facility joint venture partner.......        50,154       50,383
Other liabilities...........................        10,184       12,326
                                                 ---------    ---------

    Total liabilities.......................       103,174       94,287

Stockholders' equity:
Capital stock...............................            92           92
Warrants....................................           913          913
Additional paid-in capital..................       234,539      234,544
Deferred stock compensation and other.......        (5,797)      (4,631)
Accumulated deficit.........................      (150,525)    (175,081)
                                                 ---------    ---------

 Total stockholders' equity.................        79,222       55,837
                                                 ---------    ---------

 Total liabilities and stockholders' equity.     $ 182,396    $ 150,124
                                                 =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (Unaudited)
                  (In Thousands, except per share amounts)

                                                                            Three Months
                                                                           Ended March 31,
                                                                        ---------------------
                                                                          2000         2001
                                                                        --------     --------
Revenues:
  Listings..........................................................    $    631     $  6,422
  Advertising and syndication.......................................      12,266        8,869
  Licensing.........................................................       5,367        5,125
  Ecommerce.........................................................       3,236        7,971
                                                                        --------     --------
    Total Revenues..................................................      21,500       28,387

Cost of Revenues:
  Listings..........................................................           0        1,246
  Advertising and syndication.......................................         953        1,317
  Ecommerce.........................................................       1,888        5,009
                                                                        --------     --------
    Total Cost of Revenues..........................................       2,841        7,572

Gross Profit........................................................      18,659       20,815

Operating Expenses:
Sales & marketing (includes amortization of deferred stock
 compensation of $486 and $580 for the three months ended
 March 31, 2000 and 2001, respectively..............................      17,203       17,333
Product development (includes amortization of deferred stock compensation of $300 and $304 for the three months ended
 March 31, 2000 and 2001, respectively..............................       8,909        8,898
General and administrative (includes amortization of deferred stock compensation of $468 and $231 for the three months ended
 March 31, 2000 and 2001, respectively..............................       3,334        3,333
Amortization of goodwill and intangibles ...........................       1,945        2,457
Other Non-Recurring Charges.........................................           0        9,434
                                                                        --------     --------

Total operating expenses............................................      31,391       41,455
                                                                        --------     --------

Loss from operations................................................     (12,732)     (20,640)

Non-operating income (expense):
  Interest income (expense), net....................................         382       (1,473)
  Other income, net.................................................           0          502
  Share of joint venture loss.......................................      (1,574)      (2,920)
                                                                        --------     --------

  Loss before income taxes..........................................     (13,924)     (24,531)

Income Tax Expense..................................................          47           32
Minority Interest...................................................        (188)          (6)
                                                                        --------     --------

Net Loss............................................................     (13,783)     (24,557)

Other comprehensive income (loss):
  Change in unrealized gain on securities during the period.........           8          130
  Change in foreign currency translation adjustment during the
   period...........................................................         (52)        (155)
                                                                        --------     --------
  Comprehensive Loss................................................    $(13,827)    $(24,582)
                                                                        ========     ========

Basic and diluted net loss per share................................    $  (0.16)    $  (0.27)
                                                                        ========     ========

Weighted average shares outstanding used in per share calculation...      86,676       91,213
                                                                        ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                   -----------------------
                                                                                     2000           2001
                                                                                   --------       --------
Cash flows from operating activities:
 Net loss.................................................................         $(13,783)      $(24,557)
 Adjustments to reconcile net loss to cash used in operating activities:
  Share of joint venture loss.............................................            1,574          2,920
  Depreciation and amortization...........................................            2,882          4,164
  Write off of Goodwill...................................................                0          6,014
  Other non-cash charge...................................................                0            205
  Amortization of deferred stock compensation.............................            1,254          1,115
  Loss on foreign currency transactions...................................                0             14
  Gain on Sale of Investments.............................................                0           (472)

  Changes in operating assets and liabilities:
   Trade accounts receivable..............................................           (3,673)         8,184
   Prepaid expenses.......................................................           (4,008)         4,035
   Other assets...........................................................           (1,785)           (13)
   Trade accounts payable.................................................           (1,720)        (5,358)
   Other accrued liabilities and payables.................................            3,180           (804)
   Deferred revenues......................................................           (2,621)        (2,042)
   Income Taxes Payable...................................................                            (394)
   Minority interest......................................................             (188)            (6)
                                                                                   --------       --------

    Net cash used in operating activities.................................          (18,888)        (6,995)
                                                                                   --------       --------

Cash flows provided (used) by investing activities:

  Purchase of long-term investments.......................................                0           (321)
  Proceeds from sale of short-term investments............................           15,030          2,978
  Proceeds from sale of long-term investments.............................                0            858
  Funding to joint venture................................................                0         (1,000)
  Purchase of property and equipment......................................           (1,854)          (958)
                                                                                   --------       --------

    Net cash provided (used) by investing activities......................           13,176          1,557

Cash flows from financing activities:
  Proceeds from note......................................................              472              0
  Repayment on notes......................................................               (7)            (8)
  Repayments on equipment lease...........................................             (109)          (275)
  Proceeds from issuance of common stock..................................            1,089              5
                                                                                   --------       --------

    Net cash provided by (used for) financing activities..................            1,445           (278)
Effect of exchange rate changes on cash...................................              (52)          (155)
                                                                                   --------       --------

Increase (decrease) in cash and cash equivalents..........................           (4,319)        (5,871)
Cash and cash equivalents, beginning of period............................           75,971         52,617
                                                                                   --------       --------

Cash and cash equivalents, end of period..................................         $ 71,652       $ 46,746
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

                        LOOKSMART, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart creates qualified leads for online and offline businesses by offering its distribution partners and consumers comprehensive Internet search infrastructure services. LookSmart distributes its proprietary directories to a large number of Internet users through strategic partners, including portals, Internet service providers and media companies. In this way, customer listings and search targeted advertisements are distributed to a large, qualified audience.

The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, Futurecorp International Pty Ltd, BeSeen.com, Inc., LookSmart Netherlands B.V., LookSmart Holdings (Delaware), Ltd., LookSmart (Barbados), Inc., and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method.

Revenue Recognition

The Company generates revenues from listings, advertising and syndication, licensing and ecommerce activities. Listings revenues are derived from express listings fees and subsite listings. Express listings fees result from the expedited review of customers' web sites. The Company recognizes as revenue a one time review fee upon completion of the review. Subsite listings involve payment for placement of multiple URLs within the Company's directory. Typically subsite contracts have two components, upfront and maintenance fees as well as a cost-per-click (CPC), or performance element. The Company recognizes the CPC element as earned. The upfront and maintenance fees are recognized ratably over the term of the contract, generally 12 to 18 months.

Advertising and syndication revenues are derived from the sale of advertisements on the websites of the Company and its distribution affiliates in conjunction with returning search content. Advertising and syndication revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's or its partners' online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

Revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. In accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions", these transactions are recorded at the fair value of similar advertisement for which cash was received. For the three months ended March
31, 2000 and 2001 the Company recognized $206,000 and $350,000, respectively, in revenue and expenses for barter transactions.

Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

The Company's ecommerce revenues are generated by the sale of merchandise and the design, construction and hosting of commercial websites. In accordance with EITF Issue No. 99-19, "Reporting Gross Revenue vs. Net", revenue from the sale of merchandise is reported on a gross basis as the Company acts as the principal in the transaction with associated product costs and shipping and handling costs reported as cost of revenues. For further information, See Note 9.

Recently Issued Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140.) FAS 140 becomes effective for quarters after March 31, 2001. The Company does not anticipate that FAS 140 will have a material effect on the consolidated financial statements.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart's audited financial statements and notes thereto for the year ended December 31, 2000, as included in LookSmart's Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3. Other Nonrecurring Charges

Other non-recurring charges include a $6,014,000 write-off of goodwill and capitalized software related to the Inside The Web and LookSmart Live! services which LookSmart is no longer offering, and a $1,264,000 write-off of prepaid advertising expenses for the termination of long-term advertising contracts.

The one-time charges in the first quarter also include $2,156,000 in severance costs related to a workforce reduction which occurred in January 2001.

4. Net Loss Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                         2000      2001
                                                         ----      ----
                                                           (unaudited)
 Numerator--Basic and diluted:
  Net loss.........................................    $(13,783) $(24,557)
                                                       ========  ========

 Denominator--Basic and diluted:
  Weighted average common shares outstanding.......      86,676    91,213
                                                       ========  ========

  Basic and diluted loss per share.................    $  (0.16) $  (0.27)
                                                       ========  ========

For all periods, common equivalent shares are not included in the computation of diluted loss per share because they are antidilutive. Common stock equivalents relating to preferred stock, stock options and warrants to purchase common and preferred shares are as follows (in thousands):

                                     Three Months
                                    Ended March 31,
                                    ---------------
Common stock equivalents             2000     2001
------------------------            ------   ------
                                      (unaudited)
    Preferred stock.
    Options...................      11,254   13,975

    Warrants..................       2,062    2,008
                                    ------   ------
    Total dilutive shares.....      13,316   15,983
                                    ======   ======

5. Related Party Transactions

The Company has a distribution agreement with Guthy-Renker Corporation (GRC), one of the Company's stockholders. At March 31, 2001, the Company had a receivable of $1,100,000 from GRC arising from transactions under the distribution agreement. In addition, during the first quarter of 2001, the Company paid GRC $68,400 for rent and administrative support.

The company receives advertising revenue from QSound Labs, Inc. The Company has an equity investment in QSound as a result of the sale of certain assets and liabilities related to its Choicemall property to QSound in May 2000. Total revenue received from QSound for the quarter ending March 31, 2001 was $130,000.

The Company receives licensing revenues from the BT LookSmart joint venture for the licensing of LookSmart database content. Revenues from the BT LookSmart joint venture amounted to $0 and $42,000 for the three months ended March 31, 2000 and 2001, respectively. As of March 31, 2001 the Company had an accounts receivable from the BT LookSmart joint venture in the amount of $2.5 million.

During the quarter ended March 31, 2001, the Company paid $167,000 to Macquarie Bank Limited, one of the Company's stockholders, for financial consulting services.

In January 2001, the Company entered into a severance agreement and mutual release with its former Senior Vice President, Global Sales, providing for:
(i) continued payment of base salary through April 1, 2001, (ii) payment of a lump sum amount of $56,250, and (iii) continued vesting of stock options through April 1, 2001. The officer's employment with the Company ended in January 2001.

In January 2001, the Company entered into a severance agreement and mutual release with its former Senior Vice President, Business Development, providing for: (i) continued payment of base salary through April 1, 2001, (ii) payment of a lump sum amount of $63,935, (iii) continued vesting of stock options through April 1, 2001, and (iv) continuation of benefits through April 1, 2001 and reimbursement for COBRA costs for three months thereafter. The officer's employment with the Company ended in January 2001.

In March 2001, the Company entered into an agreement with its former Chief Financial Officer, providing for the acceleration of vesting of 187,500 stock options in connection with his employment with the Company through March 31, 2001. The officer's employment with the Company ended on March 31, 2001.

6. Segment Information

The Company operates in four segments: listings, advertising and syndication, licensing and ecommerce. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 2000 and March 31, 2001, accounts receivable by segments are as follows (in thousands):

                                         December 31,   March 31,
                                            2000          2001
                                           -------      -------
                                                (unaudited)
    Listings..........................     $ 2,806      $ 3,329
    Advertising and syndication.......      19,260        9,265
    Licensing.........................         424          519
    Ecommerce.........................         989        1,135
                                           -------      -------
    Total.............................      23,479       14,248
    Allowance for doubtful accounts...      (4,195)      (3,025)
                                           -------      -------
    Accounts receivable, net..........     $19,284      $11,223
                                           =======      =======

The segmented Ecommerce accounts receivable balances above include receivables from Guthy Renker, a related party, in the amount of $977,000 and $1.1 million at December 31, 2000 and March 31, 2001, respectively.

As of December 31, 2000 and March 31,2001 deferred revenue by segment was as follows (in thousands):

                                          December 31,  March 31,
                                             2000         2001
                                           -------      -------
                                                (unaudited)
    Listings..........................     $   309      $ 2,867
    Advertising and syndication.......         253          173
    Licensing.........................      13,060        8,540
                                           -------      -------
    Total.............................     $13,622      $11,580
                                           =======      =======

7. Stock Option Plan

During the three months ended March 31, 2001, the Company granted 10,439,425 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 306,580 options, and 9,688,874 options were cancelled. Total outstanding stock options were 13,974,925 as of March 31, 2001.

8.  Option Repricing

On February 20, 2001, the Company offered to its employees, consultants and directors the right to cancel certain outstanding stock options with a strike price greater than $2.50 and receive new options with an exercise price of $2.50, the fair market value of the stock on February 20, 2001. Options to purchase a total of approximately 7,213,599 shares were canceled and 5,410,864 new options were granted. The new options vest at the same rate they would have vested under previous option plans and expire on December 31, 2005. The Company is accounting for these repriced stock options using variable accounting. For the three months ended March 31, 2001, there was no additional compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

9. Subsequent Events

In April 2001, the Company modified its distribution agreement with Guthy-Renker Corporation to provide that the Company will no longer maintain inventory of Guthy-Renker products and will act as an agent in sales of Guthy-Renker products. As a result of these modifications, the Company will report associated revenues on a net basis. The Company also entered into an agreement with Guthy-Renker to provide advertising services for its products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled "Factors Affecting Operating Results".

Overview

  LookSmart is a global leader in Web directories, helping online and offline businesses find qualified leads on the Internet through search. LookSmart has built 32 Web directories and 24 wireless directories, spanning 27 countries and 13 languages. These directories include more than 2.5 million URLs aggregated by human editors and classified appropriately within the directories. LookSmart directories are distributed through portals, search engines, Internet service providers, media companies, and wireless providers. By providing its directories through a worldwide network of partners, LookSmart is focused on enabling businesses to access qualified customers at the very moment they are searching for products, services and information.

Revenues and Cost of Revenues

  Listings. The Company's listings revenues are derived from its Subsite and Express Listings products. Express Listings revenues include fees from the expedited written review of customer URLs. Subsite Listings revenues include "cost-per-click" arrangements on those URLs, setup fees, and periodic maintenance fees. Listings revenues also include partner commissions derived from the Company's Affiliates program. Revenues associated with listings contracts are recognized once collectibility is established, as delivery of services occur (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligations exist. Any upfront fees collected are recognized over the expected life of the relationship with the customer. We expect Listings revenues to continue to grow as a proportion of our overall revenues.

  The Company's costs of listings revenue are the distribution fees paid to partners based on subsite and affiliate "cost-per-click" revenues because there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these revenues. In contrast, payments made to distribution partners for our Express Listings product are reflected as a sales and marketing expense.

  Advertising and Syndication.   The Company's advertising and syndication
revenues are derived from providing advertisers with one to three month agreements to serve a minimum number of banner, text link or other advertising impressions over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements, and we are able to charge premiums on some categories based on advertisers' perceptions of economic value. This value is derived from the location of the advertisement on the page, the targeting by category or keyword, and the size of the audience requesting the page.

  We generate revenues from syndication agreements with our distribution partners through serving advertisements to the traffic referred from those
partners.   We collect the gross revenues from advertisers and then forward a portion of revenues to the syndication partner. We work with our ISP partners to "co-brand" or create partner-specific home pages which have the "look and feel" a partner desires and which provide the ISP subscriber with fully-functional access to the LookSmart database. In these cases, LookSmart derives the advertising and syndication revenues from the traffic generated by the ISP partner and compensates the partner, typically on a per impression or per referral basis, for this traffic. This cost is reflected as a sales and marketing expense.

  Revenues associated with advertising contracts are recognized once collectibility is established, as delivery occurs (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligations exist. Barter does not represent a significant component of revenues. To the extent that barter revenues are included, LookSmart adheres to Emerging Issues Task Force EITF No. 99-17 "Accounting of Advertising Barter Transactions".

  The principal components of cost of advertising and syndication revenues are personnel costs of our in-house advertising operations employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising sales organizations.

  We expect that listings and advertising revenues will continue to account for a significant portion of our revenues. Our ability to maintain or increase current levels of listings and advertising revenues will depend on our ability to attract new customers, re-sign or replace existing customers as their contracts expire, effectively manage our advertising inventory by combining our premium category-based products with other products and services, and grow our inventory by increasing traffic to Internet properties using our search solutions.

  Because listings and advertising revenues represent a significant portion of our business, fluctuations in revenues due to pricing pressures, our ability to collect from our customers, the timing or cancellation of contracts, inventory management, seasonality, site down time or other factors may have a significant effect on our listings and/or advertising revenues. However, our costs of advertising revenues are fixed, at least in the short-term, and cannot be expected to track fluctuations in advertising revenues. To the extent that costs do not track changes in advertising revenues, fluctuations from this revenue source will have a disproportionate impact on net income or loss. For listings revenues, however, costs are variable and any fluctuations in revenues will have corresponding fluctuations in costs.

  Licensing. We license our database content to some of our partners, including Microsoft, BT LookSmart, LookSmart's joint venture with British Telecom, Inktomi, and Excite@Home. Revenues associated with licensing contracts are recognized as delivery occurs, as specified under the contracts, all performance obligations have been satisfied and no refund obligations exist. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners. We do not anticipate recurring cost of licensing revenues in connection with our licensing activities; the cost of developing URL databases is included in product development.

  Ecommerce. The Company's ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis (net of provisions for returns and refunds and charges for shipping and handling). The Company acts as the principal in all transactions as defined under the guidelines of Securities and Exchange Commission Staff Accounting Bulletin SAB 101 "Revenue Recognition in Financial Statements". Revenue is recognized at the time goods are shipped. Associated direct product costs are reported as cost of revenues.

  LookSmart has renegotiated its contract with Guthy-Renker Corporation, which supplies a majority of the products offered for sale through LookSmart's ecommerce channels. As this relationship evolves into an advertising and listings partnership (resulting in increased revenues in those segments) and focuses less on the sale of merchandise, LookSmart will no longer assume inventory risk on Guthy-Renker products. As a result, effective April 1, 2001, Ecommerce revenues and Ecommerce cost of revenues are expected to decline significantly as LookSmart will now record only the commissions from the sales instead of revenues generated from the initial sale. As a result of these changes, the Company expects that its gross revenues will decline but its earnings per share will not be materially affected in fiscal 2001.

Operating Expenses

  We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

  Sales and Marketing. Sales and marketing expenses include payments to syndication partners who are portals, ISP partners and other traffic providers for directing online users to the LookSmart directories and referring Express Listings customers. Traffic payments can exhibit significant fluctuations from period to period depending on the contracts in effect, volume of traffic going to the partner sites and the contracted rates. Further, traffic payments as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between us and our affiliates. When a traffic arrangement is structured so that we collect the gross advertising revenues and forward a portion to our affiliate, we record as revenues the entire amount of the gross advertising revenues, and the portion forwarded to the partner is recorded as sales and marketing expense. We expect payments to our affiliate and distribution partners to increase as we expand our business.

  Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Due to the one-time nature of these expenditures, sales and marketing expenses will be subject to significant fluctuations from period to period.

  Sales and marketing costs also include salaries and associated costs of employment overhead and facilities, any provisions taken for uncollected trade receivables, as well as amortization of unearned compensation. Sales and marketing costs are expensed as incurred.

  Product Development. Product development costs, including research and development costs, have been expensed as incurred except to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position 98-1 (SOP 98-1). Product development expenses include the editorial development costs of building our content database and engineering costs of maintaining and improving the development environment, including our proprietary Editorial Support System software. These costs include salaries and associated costs of employment, overhead, facilities and amortization of unearned compensation. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. These costs are relatively fixed in the short-term.

  We expect sales and marketing costs and product development costs to decrease as a result of the restructuring of our distribution agreements and the reduction in staff.

  General and Administrative. General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, overhead, facilities and amortization of unearned compensation. General and administrative expenses include related consulting and professional service fees that will vary significantly over time.

  Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a nonrecurring charge related to LookSmart's exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain PBS-related underwriting agreements, and a reduction of staff by 172 employees.

  Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999, the ITW NewCorp asset purchase in June 1999, the Futurecorp investment made in December 1999 and in July 2000, and the Zeal Media, Inc. acquisition in October 2000.

  Income Taxes. Although we are not yet profitable on a consolidated basis, tax charges are incurred in connection with our operations in foreign jurisdictions. We expect that foreign taxes will become more significant with continued overseas business growth and expansion.

Results of Operations

Revenues

  Listings. Listings revenue was $6.4 million in the quarter ended March 31, 2001, an increase of 918% compared to $0.6 million for the quarter ended March 31, 2000. The increase is a result of the growth in our distribution network and our increased sales and marketing efforts promoting our Express and Subsite Listings products.

  Advertising and syndication. Advertising and syndication revenues were $8.9 million in the quarter ended March 31, 2001, a decrease of 28% from the $12.3 million recognized in the quarter ended March 31, 2000. The decrease in advertising and syndication revenues is attributable to the downturn in the online advertising market resulting in reduced demand and prices for these products.

  Licensing. Licensing revenue decreased by 5% to $5.1 million in the quarter ended March 31, 2001, compared to $5.4 million in the quarter ended March 31, 2000. The decrease in licensing revenue is attributable to a decline in the number of paid URL reviews that LookSmart produced and the timing of delivery of such URLs.

  Ecommerce. Ecommerce revenues for the quarter ended March 31, 2001 were $8.0 million, an increase of 146% over the $3.2 million recognized in the quarter ended March 31, 2000. This increase is predominantly due to intensified branding and website exposure from a variety of new media sources, including listings in the LookSmart directory.

Cost of Revenues

  Listings. Listings cost of revenues was $1.2 million, or 19% of listings revenues, in the quarter ended March 31, 2001. There was no listings cost of revenues in the quarter ended March 31, 2000, as we did not incur distribution costs while the listings products were being developed.

  Advertising and syndication. Advertising and syndication cost of revenues was $1.3 million, or 15% of advertising and syndication revenues, in the quarter ended March 31, 2001, an increase of 38% from the $1.0 million, or 8% of advertising and syndication revenues, recognized in the quarter ended March 31, 2000. The increase in advertising and syndication cost of revenues is primarily attributable to the increase in the costs of our in-house advertising operations employees and related expenses.

  Ecommerce. Ecommerce cost of revenues for the quarter ended March 31, 2001 was $5.0 million, or 63% of ecommerce revenues, an increase of 165% over $1.9 million, or 49% of ecommerce revenues, in the quarter ended March 31, 2000.
This increase is a result of the growth in revenues in the ecommerce segment and the associated merchandise costs paid to Guthy-Renker and other suppliers for merchandise sold online. The decreased gross margin resulted from increased sales volume of lower margin merchandise.

Operating Expenses

  Sales and Marketing. Including charges for amortization of unearned compensation, sales and marketing expenses increased 1% to $17.3 million in the quarter ended March 31, 2001 from $17.2 million in the quarter ended March 31, 2000. As a percentage of revenues, sales and marketing expenses decreased to 61% in the quarter ended March 31, 2001 from 80% in the quarter ended March 31, 2000. The absolute increase is driven by the growing number of listings-related partner payments made offset by an overall reduction in the amount spent to market the Company's products and services.

  Product Development. Including charges for amortization of unearned compensation, product development expenses remained flat at $8.9 million in the quarters ended March 31, 2001 and 2000, reflecting an increase in product-related licensing costs offset by a reduction in editorial and other product-related staff. As a percentage of revenues, product development expenses decreased to 31% of revenues in the quarter ended March 31, 2001 from 41% of revenues in the quarter ended March 31, 2000.

  General and Administrative. Including charges for amortization of unearned compensation, general and administrative expenses remained flat at $3.3 million in the quarters ended March 31, 2001 and 2000. As a percentage of revenue, general and administrative expenses decreased to 12% in the quarter ended March 31, 2001 from 16% in the quarter ended March 31, 2000.

  Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! ($6.0 million in goodwill and capitalized development costs), the termination of certain PBS-related marketing contracts ($1.3 million in prepaid advertising), and a reduction of staff by 172 employees ($2.2 million in severance and related employee payments). As a percentage of revenues, other nonrecurring charges were 33%.

  Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999, the ITW NewCorp asset purchase in June 1999, the Futurecorp investments in December 1999 and in July 2000, and the Zeal Media, Inc. acquisition made in October 2000. Amortization of these assets increased 26% to $2.4 million in the quarter ended March 31, 2001 from $1.9 million in the quarter ended March 31, 2000. The dollar increase was due to the additional investment in Futurecorp and acquisition of Zeal Media, Inc. made after March 31, 2000.

  Other Operating Income (Expense). Other operating income (expense) primarily includes realized gains (losses) on investments and foreign exchange gains (losses) arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar. We recorded other operating income of $500,000 in the quarter ended March 31, 2001 primarily from realized gains on sales of marketable securities. No other operating income (expense) was recorded in the quarter ended March 31, 2000.

  Interest Income (Expense), Net. Net interest income (expense) includes interest expense on our debt and capital lease obligations, net of interest income from our cash and cash equivalents and investments. We recorded net interest expense of $1.5 million in the quarter ended March 31, 2001 compared to net interest income of $400,000 in the quarter ended March 31, 2000. The change from net interest income to net interest expense between the two periods is primarily the result of interest expense related to the Company's $50.0 million convertible credit facility with British Telecom established in March 2000.

  Share of Joint Venture Income (Expense). Share of Joint Venture Income (Expense) includes LookSmart's 50% share of the income (expenses) of BT LookSmart. LookSmart recorded $2.9 million of expense in the quarter ended March 31, 2001 compared to $1.6 million recorded during the quarter ended March 31, 2000. This increase is related to the overall larger cost base of the BT LookSmart joint venture as it grows its organization and expands into new regions.

Income Taxes

  We recorded income tax expense of $32,000 in the quarter ended March 31, 2001 compared to $47,000 in the quarter ended March 31, 2000. Income tax expense is primarily associated with our Australian operations.

Joint Venture

  In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting. Our share of the joint venture's net income or loss is reported as non-operating income or expense.

  The agreement establishing the joint venture requires that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. BT may at its discretion convert the loan and related interest to LookSmart common stock at $35.00 per share, or upon an event of default may take possession of that portion of LookSmart's shares in BT LookSmart that LookSmart pledged as collateral for the credit facility.

Liquidity and Capital Resources

  LookSmart invests cash pending use predominantly in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of March 31, 2001, LookSmart had $46.7 million of unrestricted cash and cash equivalents and $43.3 million of restricted cash and short-term investments.

  LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $7.0 million of cash in the first quarter of 2001 compared to $18.9 million in the first quarter of 2000. Net cash used in operations for the first quarter of 2001 resulted primarily from the net losses for the period offset by a decrease of $8.2 million in accounts receivable, a write off of $6.0 million of goodwill, $4.2 million of amortization and depreciation, and a decrease of $4.0 million in prepaid expenses.

  Net cash provided by investing activities was $1.6 million in the first quarter of 2001 as compared to $13.2 million in the first quarter of 2000. Investment activity in each of the periods consisted of purchases and sales of investments and fixed assets. In the first quarter of 2001, we sold $3.8 million worth of investments compared with $15.0 million in the first quarter of 2000. In the first quarter of 2001, we provided $1.0 million of funding to BT LookSmart, and purchased $958,000 worth of equipment and $322,000 of long-term investment.

  Net cash used in financing activities was $278,000 in the first quarter of 2001. In the first quarter of 2000, financing activities had provided $1.4 million, primarily due to $1.1 million in proceeds from the issuance of common stock. The consumption of financing cash in the first quarter of 2001 was mainly due to an equipment lease repayment of $275,000.

  Our capital requirements depend on numerous business facts including our hiring and product development needs, the funding needs of our strategic alliances and distribution agreements and the pace at which we pursue overseas expansion of our business. We have experienced a substantial increase in expenditures since inception driven by growth in the size and nature of our operations. We anticipate that this trend will continue for the foreseeable future. We will continue to evaluate acquisitions and strategic investments in complementary businesses both in the United States and internationally. These acquisitions may require the use of cash and, to the extent that acquired interests have not reached cash flow breakeven, we may need to fund the operations and expansion of these acquired interests in addition to funding the growth of our current business.

  Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to BT LookSmart until at least March 31, 2002. We may need to seek additional financing to fund further expansion. We cannot guarantee that such financing will be available on reasonable terms. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.


                      FACTORS AFFECTING OPERATING RESULTS


We have a history of net losses and expect to continue to incur net losses

  We have incurred net losses since our inception, including net losses of approximately $12.9 million in 1998, $64.7 million in 1999 and $62.6 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $175.1 million. We expect to have net losses and negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues, capitalize on new sources of revenue and contain our expenses. We expect to spend significant amounts to:

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

  In the first quarter of 2001, we announced steps to narrow our losses, including management restructuring and a reduction in staff. Although these steps are intended to reduce our quarterly operating expenses in the future, we cannot guarantee that these steps will achieve the expected reduction in operating expenses. Because our operating expenses are likely to continue to exceed our revenues in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis.

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

  Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least March 31, 2002, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Our business prospects depend on the continued growth of internet advertising and our ability to generate advertising revenues

  For the quarter ended March 31, 2001, advertising and syndication revenues accounted for 31% of our total revenues, as compared to 57% of our total revenues in the quarter ended March 31, 2000. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising and syndication revenues decreased $6.9 million sequentially in the first quarter of 2001 and may continue to decrease due to weakness in the online advertising market, reductions in online advertising expenditures by Internet companies and downward pressure on advertising rates industry-wide.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

  We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months' notice. For the quarter ended March 31, 2001, revenues from Microsoft under this agreement accounted for $4.6 million or 16.4% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

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

BT LookSmart will require a substantial investment of resources and may not ever become profitable

  Our success will depend in part upon the success of BT LookSmart, our joint venture with British Telecommunications. We face many risks associated with BT LookSmart, such as:

  . we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the quarter ended March 31, 2001, our share of the joint venture's net loss was $2.9 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will generate cash for us or become profitable, if at all;

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

  . the joint venture will face competition in international markets from a range of competitors, including AOL Time Warner, Deutsche Telecom, France Telecom, GoTo, Terra Lycos, Scandinavian Online, Sonera Plaza, Tele Denmark, UK Plus, Yahoo!, and other search infrastructure, media, telecommunications and portal companies, many of which have greater capital resources and local experience in these markets;

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

  . the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes; and

  . we may be unable to maintain an effective working relationship in the joint venture due to differences in business goals, assessment of, and appetite for risk or other factors.

Many of our advertisers are emerging Internet companies that represent credit risks

  We expect to continue to derive a significant portion of our revenues from the sale of advertising and listings to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our reserve for doubtful accounts receivable as of March 31, 2001 was $3.0 million, compared to $1.7 million as of March 31, 2000. We may continue to have these difficulties in the future. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising or listing fees for any reason, our business will suffer.

If we are unsuccessful in expanding the network of affiliates using our directory and search services, we may be unable to increase future revenues

  Our success depends on our ability to distribute our directories through a network of portals, ISPs, and media companies. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we cannot assure you that we will maintain and expand the network of websites using our directories on financially favorable terms, if at all. If we are unsuccessful in doing so, the reach of our directories, and consequently our ability to generate revenues, could be seriously harmed. In that event, our business prospects and results of operations may deteriorate.

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

The operating performance of our systems is critical to our business and reputation

  Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, power interruptions, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced user traffic, a decline in revenues and damage to our reputation. Our users, partners and customers depend on Internet service providers, or ISPs, online service providers and other third parties for access to the LookSmart directories. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future.

  In February 1999, we entered into an agreement with GlobalCenter, Inc., subsequently acquired by Exodus Communications, Inc., to house our networking and web serving hardware equipment at their facilities in Sunnyvale, California. In December 2000, we entered into an agreement with Savvis Communications, Inc. to house additional networking and web serving hardware. Our networking hardware is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Exodus' and Savvis's ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Exodus nor Savvis guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed intrusion detection and firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond to system failures. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

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

Recent acquisitions and strategic alliances involving our competitors could reduce traffic on our network

  A number of significant acquisitions and other alliances have been completed or announced in the Internet search infrastructure market involving some of our competitors, including:

  . America OnLine's acquisition of Time Warner, Inc. and strategic partnership with GoTo.com, Inc.;

  .   Terra Networks, S.A.'s acquisition of Lycos, Inc.;

  .   InfoSpace's acquisition of Go2Net;

  . The Walt Disney Company's (Go Network) acquisition of a significant stake in Infoseek Corporation and recently announced agreement with GoTo.com, Inc. regarding the use of GoTo's search results on the Go Network portal;

  .   CMGI's acquisition of an interest in AltaVista; and

  . Yahoo, Inc.'s acquisition of Geocities and strategic partnership with Google.

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

Our management and internal systems may be inadequate to handle the growth of our business

  Our workforce has grown from 55 employees on January 1, 1998 to approximately 491 employees worldwide on March 31, 2001. In January 2001, we implemented a restructuring plan that resulted in staff reductions of 172 employees. In addition, many members of our management team have only recently started in their current positions. Implementation of our growth strategy requires that we hire additional highly qualified personnel. Our growth has placed, and will continue to place, a significant strain on our management, our engineering and product development staff, and our internal accounting, operational and administrative systems. To manage future growth, we must continue to improve these systems and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion could be slowed. We cannot assure you that we will be able to manage our growth effectively, and any failure to do so could harm our business.

Our future success depends on our ability to attract and retain key personnel

  Our future success depends, in part, on the continued service of our key management personnel, particularly Evan Thornley, our Chairman and Chief Executive Officer, and Tracey Ellery, a member of our board of directors. Mr. Thornley and Ms. Ellery are husband and wife. The loss of the services of either of these individuals, or the services of other key employees, could adversely affect our business. LookSmart does not have an employment agreement with Mr. Thornley, and he does not have stock options or restricted stock subject to vesting based on continued service.

  Our success also depends on our ability to identify, attract, retain and motivate highly skilled administrative, technical, editorial, finance and marketing personnel. For example, Ned Brody, our Chief Financial Officer, resigned effective as of March 31, 2001. Although we have appointed an interim Chief Financial Officer, we have not yet identified a permanent successor to Mr. Brody and it may take additional time to appoint a new Chief Financial Officer. Competition for such personnel, particularly in the San Francisco Bay area, is intense, and we cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Future sales of our securities may cause our stock price to decline

  The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of April 30, 2001, approximately 50.9 million shares of common stock were held by non-affiliates and approximately 40.9 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of April 30, 2001, the holders of up to 42.2 million shares of common stock and warrants to purchase up to approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

  In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be immediately available for resale at the option of the holders in the Nasdaq National Market, which could depress the Nasdaq market price of LookSmart common stock. As of April 30, 2001, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately
18.1 million shares of common stock.

  These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

  As of April 30, 2001, our executive officers, directors and significant stockholders and the funds for whom they act as general partner, collectively owned approximately 44.5% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments of restricted cash.
The Company had no derivative financial instruments as of March 31, 2001 or 2000. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

     Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended March 31, 2001 and 2000, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended March 31, 2001 and 2000 were not material.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds.

     On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters' exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of March 31, 2001, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and increased personnel. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits.

    EXHIBIT
    NUMBER                                            DESCRIPTION OF DOCUMENT
---------------  -------------------------------------------------------------------------------------------------------
        3.1(1)   Restated Certificate of Incorporation
        3.2(1)   Bylaws
        4.1(2)   Form of Specimen Stock Certificate
        4.2(1)   Second Amended and Restated Investor Rights Agreement dated March 24, 1999
       10.1(1)   Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers
       10.2(1)   Amended and Restated 1998 Stock Plan
       10.3(1)   1999 Employee Stock Purchase Plan
       10.4+(1)  License and Update Agreement with Microsoft Corporation
       10.5+(1)  Asset Purchase Agreement with Guthy-Renker Internet LLC
       10.6+(1)  Development Agreement with Cox Interactive Media, Inc.
       10.7+(1)  Premier Positions on US Search Pages with Netscape Communications Corporation
       10.8+(2)  1999-2000 U.S. Net Search Premier Provider Agreement with Netscape Communications Corporation
       10.9+(1)  PBS Group Sponsorship Agreements

      10.10(1)   Lease Agreement with 487 Bryant Street, LLC for property located at 487 Bryant Street, San
                 Francisco, California, dated May 4, 1998
      10.11(1)   Sublease Agreement with Jaran, Inc. for property located at 275 Brannan Street, San Francisco,
                 California, dated April 30, 1999
      10.12(1)   Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second
                 Street, San Francisco, California, dated May 5, 1999
      10.13(1)   Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group
                 Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998
      10.14(1)   Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale
                 Street, Melbourne, Australia, dated September 1, 1998
      10.15(1)   Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street,
                 Milsons Point, Sydney, Australia, dated June 1, 1999
      10.16(1)   Summary Plan Description of 401(k) Plan
      10.17+(3)  Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT LookSmart Ltd., LookSmart
                 (Barbados), Inc. and British Telecommunications Plc dated February 15, 2000
      10.18+(3)  Joint Venture Know How Technology and Database License Agreement between the Registrant, BT
                 LookSmart Ltd., and LookSmart (Barbados), Inc. dated February 15, 2000
      10.19(3)   Loan Letter Agreement between the Registrant and Transceptgate Ltd. dated February 15, 2000
      10.20++    Restated and Final Tagging and Marketing Agreement with Guthy-Renker Corporation dated August 9,
                 1999
      10.21 (4)  Employment Agreement with Kevin Berk dated September 29, 2000
      10.22 (4)  Employment Agreement with Brian Goler dated September 29, 2000
      10.23      Separation Agreement and General Release between the Company and Brian Cowley, dated as of
                 January 29, 2001
      10.24      Separation Agreement and General Release between the Company and Chris Tucher, dated as of
                 January 29, 2001
      10.25      Agreement between the Company and Ned Brody, dated as of January 25, 2001
      21.1(1)    List of Subsidiaries
      24.1       Power of Attorney (contained in the signature page to this Quarterly Report)

-------------
(1) Filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2) Filed in connection with the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000.
(4) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(+) Confidential treatment has been granted with respect to portions of the exhibit.
(++) Confidential treatment has been requested with respect to portions of the exhibit.

(2) Current Reports on Form 8-K.

      The Company filed Current Reports on Form 8-K on January 22, 2001, January 26, 2001, February 21, 2001 and April 27, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 2001             LOOKSMART, LTD.

                                 By: /s/ Martha Clark
                                    -----------------

                                 Martha Clark
                                 Interim Chief Financial Officer
                                 (Principal Financial Officer)

                                 By: /s/ Robert Mally
                                    -----------------

                                 Robert Mally
                                 Vice President of Finance and Controller
                                 (Principal Accounting Officer)