Form 10-Q
period 2001-06-30
LOOKSMART LTD
filed 2001-08-14
CIK 1077866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

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

                               ----------------

   Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 31, 2001, there were 92,672,669 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                                     INDEX

                                                                             Page
                                                                             ----
 PART I  FINANCIAL INFORMATION

 ITEM 1: Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 2000 and
         June 30, 2001....................................................     3

         Condensed Consolidated Statements of Operations and Comprehensive
          Loss for the three and six months ended June 30, 2000 and 2001..     4

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 2001.............................     5

         Notes to Condensed Consolidated Financial Statements.............     6

         Management's Discussion and Analysis of Financial Condition and
 ITEM 2: Results of Operations............................................    10

 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.......    28

 PART II OTHER INFORMATION

 ITEM 1: Legal Proceedings................................................    29

 ITEM 2: Changes in Securities and Use of Proceeds........................    29

 ITEM 3: Defaults Upon Senior Securities..................................    29

 ITEM 4: Submission of Matters to a Vote of Security Holders..............    29

 ITEM 5: Other Information................................................    29

 ITEM 6: Exhibits and Reports on Form 8-K.................................    30

 ITEM 7: Signatures.......................................................    32

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LOOKSMART, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                          December 31, June 30,
                                                              2000       2001
                                                          ------------ --------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................   $ 52,617   $ 43,345
  Restricted cash........................................     43,297     40,796
  Short-term investments.................................      2,979          0
  Trade accounts receivable, net.........................     18,307      8,831
  Accounts receivable from related parties...............      3,585      1,351
  Prepaid expenses.......................................      7,718      2,663
  Other current assets...................................      1,963        708
                                                            --------   --------
    Total current assets.................................    130,466     97,694
Property and equipment, net..............................     13,259     11,235
Goodwill and intangible assets, net......................     31,895     19,828
Security deposits........................................      2,902      2,901
Long term tnvestments....................................      1,759      1,941
Other assets.............................................      2,115        327
                                                            --------   --------
    Total assets.........................................   $182,396   $133,926
                                                            ========   ========

           LIABILITIES & STOCKHOLDERS' EQUITY
           ----------------------------------

Current liabilities:
  Trade accounts payable.................................   $  7,414   $  1,320
  Other accrued liabilities..............................     21,800     11,978
  Deferred revenue.......................................     13,622     11,743
                                                            --------   --------
    Total current liabilities............................     42,836     25,041
Credit facility from joint venture partner...............     50,154     50,420
Other liabilities........................................     10,184     15,076
                                                            --------   --------
    Total liabilities....................................    103,174     90,537

Stockholders' equity:
  Capital stock..........................................         92         92
  Warrants...............................................        913        913
  Additional paid-in capital.............................    234,539    234,808
  Deferred stock compensation and other..................     (5,797)    (3,599)
  Accumulated deficit....................................   (150,525)  (188,825)
                                                            --------   --------
    Total stockholders' equity...........................     79,222     43,389
                                                            --------   --------
    Total liabilities and stockholders' equity...........   $182,396   $133,926
                                                            ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, except per share amounts)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                 ----------------------  ----------------------
                                    2000        2001        2000        2001
                                 ----------- ----------  ----------  ----------
                                 (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
  Listings.....................   $  1,612    $ 8,089     $  2,243    $ 14,510
  Advertising syndication......     17,582      7,358       29,954      16,228
  Licensing....................      4,396      2,924        9,763       8,049
  Ecommerce/distribution.......      3,711        525        6,840       8,497
                                  --------    -------     --------    --------
   Total revenues..............     27,301     18,896       48,800      47,284
Cost of revenues:
  Listings.....................          0      1,971            0       3,217
  Advertising syndication......      1,134      1,443        2,087       2,761
  Ecommerce/distribution.......      2,277        329        4,164       5,337
                                  --------    -------     --------    --------
   Total cost of revenues......      3,411      3,743        6,251      11,315
                                  ========    =======     ========    ========
Gross profit...................     23,890     15,153       42,549      35,969
                                  ========    =======     ========    ========
Operating expenses:
  Sales and marketing (includes
   deferred stock compensation
   of $285 and $444 in the
   three months ended June 30,
   2000 and 2001, respectively,
   and $771 and $1,024 in the
   six months ended June 30,
   2000 and 2001,
   respectively)...............     19,880      9,586       37,083      26,920
  Product development (includes
   deferred stock compensation
   of $77 and $282 in the three
   months ended June 30, 2000
   and 2001, respectively, and
   $376 and $586 in the six
   months ended June 30, 2000
   and 2001, respectively).....      9,522      6,887       18,431      15,785
  General and administrative
   (includes deferred stock
   compensation of $27 and $21
   in the three months ended
   June 30, 2000 and 2001,
   respectively, and $495 and
   $252 in the six months ended
   June 30, 2000 and 2001,
   respectively)...............      3,293      3,073        6,628       6,421
  Amortization of goodwill and
   intangibles.................      1,831      1,979        3,776       4,420
  Other non-recurring charges..          0      2,357            0      11,791
                                  --------    -------     --------    --------
   Total operating expenses....     34,526     23,882       65,918      65,337
                                  --------    -------     --------    --------
   Loss from operations........    (10,636)    (8,729)     (23,369)    (29,368)
Non-operating income
 (expenses):
Interest and other non-
 operating income(expense),
 net...........................       (417)    (2,353)         (36)     (3,325)
Share of joint venture loss....     (1,973)    (2,648)      (3,547)     (5,568)
                                  --------    -------     --------    --------
   Loss before income taxes....    (13,026)   (13,730)     (26,952)    (38,261)
Income tax.....................        (47)       (44)         (93)        (76)
Minority interest..............        206         29          395          35
                                  --------    -------     --------    --------
   Net loss....................    (12,867)   (13,745)     (26,650)    (38,302)
Other comprehensive income
  Change in foreign currency
   translation adjustment
   during the period...........        (48)       (63)        (100)       (218)
  Change in unrealized
   gains/(losses) during the
   period......................       (341)       203            8         333
                                  --------    -------     --------    --------
   Comprehensive loss..........   $(13,256)   (13,605)    $(26,742)   $(38,187)
                                  ========    =======     ========    ========
Basic and diluted net loss per
 share.........................   $  (0.14)   $ (0.15)    $  (0.30)   $  (0.42)
                                  ========    =======     ========    ========
Weighted average shares
 outstanding used in per share
 calculation...................     89,292     91,511       87,982      91,362
                                  ========    =======     ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        LOOKSMART, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
                                                               (unaudited)
Cash flows from operating activities:
  Net loss................................................. $(26,650) $(38,302)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Share of joint venture loss............................    3,547     5,568
    Depreciation and amortization..........................    5,907     7,965
    Impairment of goodwill.................................        0     8,371
    Non-cash charges.......................................      157       205
    Amortization of deferred stock compensation............    1,642     1,862
    Loss on foreign currency transactions..................        0        14
    Net gains from the sales of assets.....................        0      (112)
    Changes in operating assets and liabilities:
      Trade accounts receivable............................   (5,160)    9,476
      Prepaid Expenses.....................................   (2,997)    5,055
      Inventory............................................      (34)    1,418
      Other assets.........................................   (1,358)    2,264
      Trade accounts payable...............................    1,925    (6,094)
      Other accrued liabilities and payables...............    7,605    (4,054)
      Deferred revenues....................................   (3,151)   (1,879)
      Minority interest....................................     (393)      (35)
                                                            --------  --------
        Net cash used in operating activities..............  (18,960)   (8,278)
                                                            --------  --------

Cash flows from investing activities:
  Acquisitions.............................................     (125)        0
  Purchase of investments..................................   (1,978)     (321)
  Proceeds from sale of investments........................   26,105     4,036
  Proceeds from the sale of property & equipment...........        0       142
  Funding to joint venture.................................   (5,000)   (3,375)
  Purchase of property and equipment.......................   (4,268)   (1,113)
                                                            --------  --------
    Net cash provided by (used in) investing activities....   14,734      (631)
                                                            --------  --------

Cash flows from financing activities:
  Proceeds from note.......................................      472         0
  Repayment on notes.......................................      (20)      (16)
  Repayments on equipment lease............................     (362)     (563)
  Proceeds from issuance of common stock...................    3,234       327
                                                            --------  --------
    Net cash provided by (used in) financing activities....    3,324      (252)
Effect of exchange rate changes on cash....................     (100)     (111)
                                                            --------  --------
Decrease in cash and cash equivalents......................   (1,002)   (9,272)
Cash and cash equivalents, beginning of period.............   75,971    52,617
                                                            --------  --------

Cash and cash equivalents, end of period................... $ 74,969  $ 43,345
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

                       LOOKSMART, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Summary of Significant Accounting Policies

 Nature of Business and Principles of Consolidation

   LookSmart creates leads for online and offline businesses by offering its distribution partners and consumers comprehensive Internet search infrastructure services. LookSmart distributes its proprietary directories to a large number of Internet users through strategic partners, including portals, Internet service providers and media companies.

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

 Revenue Recognition

   The Company generates revenues from listings, advertising and syndication, licensing and ecommerce activities. Listings revenues are derived from Express Submit fees and from LookListings. Express Submit fees result from the expedited review of customers' web sites. The Company recognizes as revenue a one time review fee upon completion of the review. LookListings involve placement of multiple URLs within the Company's featured listings, directory listings, or index listings. Typically LookListings contracts are paid on a cost-per-click (CPC) basis. The Company recognizes the CPC element as earned. In some cases, there is also an upfront and maintenance fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer, generally 12 to 18 months.

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

   Revenues also include barter transactions which are the exchange of advertising space on the Company's websites for advertising space on other websites. In accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions", these transactions are recorded at the fair value of similar advertisement for which cash was received. For the three months ended June 30, 2000 and 2001, the Company recognized $1,179,839, and $26,236, respectively, in revenue and expenses for barter transactions. For the six months ended June 30, 2000 and 2001 the Company recognized $1,385,898 and $376,325, respectively, in revenue and expenses for barter transactions.

   Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

   The Company's ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, "Reporting Gross Revenue vs. Net", revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal or on a net basis for transactions in which the Company acts as an agent.

                       LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)


 Recently Issued Accounting Pronouncements

   In July 2001, the FASB issued two Statements; Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the pronouncement as of January 1, 2002 and perform the first of the required impairment tests of goodwill. The Company has not yet determined the effect of the pronouncements on its financial statements.

 Reclassifications

   Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current presentation.

2. Unaudited Interim Financial Information

   The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal and recurring in nature, and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any full fiscal year or for any future period.

   Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart's audited financial statements and notes for the year ended December 31, 2000, as included in LookSmart's Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3. Other Nonrecurring Charges

   Other non-recurring charges include a $6,014,000 write-off of goodwill and capitalized software related to the Inside The Web and LookSmart Live! services, which LookSmart is no longer offering, in the quarter ended March 31, 2001, $2,357,000 impairment of goodwill related to Guthy-Renker in the quarter ended June 30, 2001, and a $1,264,000 write-off of prepaid advertising expenses for the termination of long-term advertising contracts in the quarter ended March 31, 2001.

   Other non-recurring charges in the first quarter of 2001 also included $2,156,000 in severance costs related to a workforce reduction which occurred in January 2001.

                       LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)


4. Net Loss Per Share:

   In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                          Three Months      Six Months Ended
                                         Ended June 30,         June 30,
                                        ------------------  ------------------
                                          2000      2001      2000      2001
                                        --------  --------  --------  --------
                                           (unaudited)         (unaudited)
Numerator--Basic and diluted:
  Net loss............................. $(12,867) $(13,745) $(26,650) $(38,302)
                                        --------  --------  --------  --------
Denominator--Basic and diluted:
  Weighted average common shares
   outstanding.........................   89,292    91,511    87,982    91,362
                                        --------  --------  --------  --------
  Basic and diluted loss per share..... $  (0.14) $  (0.15) $  (0.30) $  (0.42)
                                        ========  ========  ========  ========

   Diluted net loss per share for the three and six months ended June 30, 2000 and 2001 does not include the effect of 11,842,000 and 13,856,000 stock options, respectively, or 2,062,000 and 2,008,000 common stock warrants, respectively, which were outstanding at the end of the period, as the effect of their inclusion is antidilutive during each period.

5. Related Party Transactions

   The Company has a distribution and sponsorship agreement with Guthy-Renker Corporation (GRC), one of the Company's stockholders. At June 30, 2001, the Company had a receivable of $262,725 from GRC arising from transactions under the distribution agreement. During the three months ended and six months ended June 30, 2001, the Company paid GRC $10,324 and $68,400, respectively, for marketing and administrative support. During the three months ended June 30, 2000 and 2001, the Company earned $3,669,000 and $780,901 in revenue from Guthy-Renker, respectively. During the six months ended June 30, 2000, and 2001, the Company earned $6,420,000 and $4,758,444 in revenue from Guthy-Renker, respectively.

   The Company receives advertising revenue from QSound Labs, Inc. The Company had an equity investment in QSound from May 2000 to May 2001. Total revenue received from QSound for the three months ended June 30, 2000 and June 30, 2001 was $125,000 and $265,066, respectively. Total revenue received from Qsound for the six months ended June 30, 2000 and June 30, 2001 was $125,000 and $395,066, respectively.

   The Company has a joint venture with British Telecommunications called BT LookSmart. At June 30, 2001 the Company had an account receivable from the joint venture in the amount of $1,087,656 related to joint venture charge back expenses. In addition, the Company received revenues from BT LookSmart for the licensing of LookSmart database content. Total revenue received from BT LookSmart for the three months ended June 30, 2000 and 2001 was $250,000 and $0, respectively. Total revenue received from BT LookSmart for the six months ended June 30, 2000 and 2001 was $375,000 and $42,000, respectively.

   The Company pays Macquarie Bank, Limited, one of its stockholders, for financial consulting services. During the three months ended June 30, 2000 and 2001, the Company incurred $268,018 and $46,487, respectively, in consulting expenses for services provided by Macquarie Bank. During the six months ended June 30, 2000 and 2001, the Company incurred $268,018 and $213,487, respectively, in consulting expenses for services provided by Macquarie Bank.

                       LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)


6. Segment Information

   The Company operates in four segments: advertising and syndication, listings, licensing and ecommerce. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 2000 and June 30, 2001, accounts receivable by segments are as follows (in thousands):

                                                          December 31, June 30,
                                                              2000       2001
                                                          ------------ --------
                                                               (unaudited)
   Listings..............................................   $ 2,806    $ 4,245
   Advertising and syndication...........................    19,260      7,490
   Licensing.............................................       424      1,064
   Ecommerce.............................................       989         75
                                                            -------    -------
   Total.................................................    23,479     12,874
   Allowance for doubtful accounts.......................    (4,195)    (3,780)
                                                            -------    -------
   Accounts receivable, net..............................   $19,284    $ 9,094
                                                            =======    =======

   The segmented accounts receivable balances above include receivables from Guthy Renker, a related party, in the amount of $977,000 and $262,725 at December 31, 2000 and June 30, 2001, respectively.

   As of December 31, 2000 and June 30, 2001 deferred revenue by segment was as follows (in thousands):

                                                           December 31, June 30,
                                                               2000       2001
                                                           ------------ --------
                                                                (unaudited)
   Listings...............................................   $   309    $   343
   Advertising and syndication............................       253        910
   Licensing..............................................    13,060     10,476
   Ecommerce..............................................         0         14
                                                             -------    -------
   Total..................................................   $13,622    $11,743
                                                             =======    =======

7. Stock Option Plan

   During the six months ended June 30, 2001, the Company granted 11,988,658 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 977,169 options, and 10,686,376 options were cancelled. Total outstanding stock options were 13,856,067 as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and the notes to those statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section below entitled "Factors Affecting Operating Results".

 Overview

   LookSmart is a global leader in Web directories, helping online and offline businesses find qualified leads on the Internet through search. LookSmart has built 32 Web directories spanning 27 countries and 13 languages. These directories include more than 2.5 million URLs aggregated by human editors and classified appropriately within the directories. LookSmart directories are distributed through portals, search engines, Internet service providers, media companies, and wireless providers. By providing its directories through a worldwide network of partners, LookSmart is focused on enabling businesses to access qualified customers at the very moment they are searching for products, services and information.

 Revenues and Cost of Revenues

   Listings. The Company's Listings revenues are derived from Express Submit and LookListings fees. Express Submit fees result from the expedited review of customers' web sites. The Company recognizes as revenue a one-time review fee upon completion of the review. LookListings involve placement of multiple URLs within the Company's Featured Listings, Directory Listings, or Index Listings. Typically LookListings are paid on a cost-per-click (CPC) basis. The Company recognizes the CPC element as earned. In some cases there is also an upfront and maintenance fee, which is recognized ratably over the term of the contract, generally 12 to 18 months. Listings revenues also include partner commissions derived from the Company's Affiliates program. Revenues associated with Listings contracts are recognized once collectibility is established, as delivery of services occurs (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligations exist. Any upfront fees collected are recognized over the expected life of the relationship with the customer. We expect Listings revenues to continue to grow as a proportion of our overall revenues.

   The Company's costs of Listings revenue are the distribution fees paid to partners based on LookListings "cost-per-click" revenues because there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these revenues. In contrast, payments made to distribution partners for our Express Submit are reflected as a sales and marketing expense.

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

   Licensing. We license our database content to some of our partners, including Microsoft, BT LookSmart, LookSmart's joint venture with British Telecom, Inktomi, and Excite@Home. Revenues associated with licensing contracts are recognized as delivery occurs, as specified under the contracts, once all performance obligations have been satisfied and no refund obligations exist. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners. We do not anticipate recurring cost of licensing revenues in connection with our licensing activities; the cost of developing URL databases is included in product development.

   Ecommerce. The Company's ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis (net of provisions for returns and refunds and charges for shipping and handling) if the Company acts as the principal in the transactions as defined under the guidelines of Securities and Exchange Commission Staff Accounting Bulletin SAB 101 "Revenue Recognition in Financial Statements". Revenue is recognized at the time goods are shipped. Associated direct product costs are reported as cost of revenues.

   Effective April 1, 2001, LookSmart renegotiated its contract with Guthy-Renker Corporation, which supplies a majority of the products offered for sale through LookSmart's ecommerce channels. This relationship has evolved into an advertising and Listings partnership (resulting in increased revenues in those segments) and less on the sale of merchandise, and LookSmart no longer assumes inventory risk on Guthy-Renker products. As a result, effective April 1, 2001, Ecommerce revenues and Ecommerce cost of revenues declined significantly as LookSmart now records only the commissions from initial sales to new customers.

 Operating Expenses

   We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

   Sales and Marketing. Sales and marketing expenses include payments to syndication partners who are portals, ISP partners and other traffic providers for directing online users to the LookSmart directories and referring Express Submit customers. Traffic payments can exhibit significant fluctuations from period to period depending on the contracts in effect, volume of traffic going to the partner sites and the contracted rates. Further, traffic payments as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between LookSmart and its affiliates. When a traffic arrangement is structured so that we collect the gross advertising revenues and forward a portion to our affiliate, we record as revenues the entire amount of the gross advertising revenues, and the portion forwarded to the partner is recorded as sales and marketing expense. We expect payments to our affiliate and distribution partners to increase as we expand our business.

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

   Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a nonrecurring charge related to LookSmart's exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain PBS-related underwriting agreements, and a reduction of staff by 172 employees. In April 2001, Looksmart recognized an impairment charge related to goodwill from the 1999 Guthy-Renker Internet asset purchase.

   Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999 (through March 31, 2001), the ITW NewCorp asset purchase in June 1999 (through December 31, 2000), the Futurecorp investment made in December 1999 and in July 2000, and the Zeal Media, Inc. acquisition in October 2000.

   Income Taxes. Although we are not yet profitable on a consolidated basis, tax charges are incurred in connection with our operations in foreign jurisdictions. We expect that foreign taxes will become more significant with continued overseas business growth and expansion.

Results of Operations

 Revenues

   Listings. Listings revenue was $8.1 million in the quarter ended June 30, 2001 and $14.5 million in the first half of 2001. This represented an increase of 402% and 547%, respectively, compared with the corresponding periods in 2000. The increase is a result of the growth in our distribution network, additional products like Featured Listings, and our sales and marketing efforts promoting our Express and LookListings products.

   Advertising and syndication. Advertising and syndication revenues were $7.4 million in the quarter ended June 30, 2001 and $16.2 million in the first half of 2001. This represented a decrease of 58% and 46%, respectively, compared with the corresponding periods in 2000. The decrease in advertising and syndication revenues is attributable to the downturn in the online advertising market resulting in reduced demand and prices for these products.

   Licensing. Licensing revenue was $2.9 million in the quarter ended June 30, 2001 and $8.0 million in the first half of 2001. This represented a decrease of 33% and 18%, respectively, compared with the corresponding periods in 2000. The decrease in licensing revenue is attributable to a decline in the number of paid URL reviews that LookSmart produced and the timing of delivery of such URLs. During 2000, Looksmart delivered incremental URL reviews under the terms of its Microsoft agreement for international directories.

   Ecommerce. Ecommerce revenues were $525,000 in the quarter ended June 30, 2001 and $8.5 million in the first half of 2001. This represented a decrease of 86% and an increase of 24%, respectively, compared with the corresponding periods in 2000. The quarter over quarter decrease is predominantly a result of changes in the contract with Guthy-Renker, a related party, effective April 2001. Under the terms of the new contract, LookSmart no longer assumes inventory risk for these products. LookSmart now only collects and records a commission on initial sales of Guthy-Renker products sold to new customers through LookSmart's BuyItOnTheWeb site. This was a significant factor in the decrease in revenues in the second quarter of 2001 compared to the second quarter of 2000; however, the six month over six month increase in revenues was attributable to overall increased revenue prior to the effective date of the contract renegotiation. This increase in volume was due to intensified branding and website exposure from a variety of new media sources, including listings in the LookSmart directory.

 Cost of Revenues

   Listings. Listings cost of revenues was $2.0 million in the quarter ended June 30, 2001 and $3.2 million in the first half of 2001. There was no Listings cost of revenues in the corresponding periods of 2000, as we did not incur distribution costs while the Listings products were being developed.

   Advertising and syndication. Advertising and syndication cost of revenues was $1.4 million in the quarter ended June 30, 2001 and $2.8 million in the first half of 2001. This represented an increase of 27% and 32%, respectively, compared with the corresponding periods in 2000. The increase in advertising and syndication cost of revenues is primarily attributable to the increase in the costs of our in-house advertising operations employees and related expenses.

   Ecommerce. Ecommerce cost of revenues was $329,000 in the quarter ended June 30, 2001 and $5.3 million in the first half of 2001. This represented a decrease of 86% and an increase of 28%, respectively, compared with the corresponding periods in 2000. The quarter over quarter decrease is predominantly a result of the change in the contract with Guthy-Renker, a related party, effective April 2001. Under the terms of the new contract, LookSmart no longer assumes inventory risk for these products. LookSmart now only collects and records a commission on initial sales of Guthy-Renker products sold to new customers through LookSmart's BuyItOnTheWeb site. For Guthy-Renker products, therefore, LookSmart no longer records a cost of sales. The renegotiation of this contract was also a significant factor in the decrease in cost of revenues in the second quarter of 2001 compared to the second quarter of 2000; however; the six month over six month increase in cost of revenues was attributable to the growth in revenues in the ecommerce segment and the associated merchandise costs paid to Guthy-Renker and other suppliers for merchandise sold online during the first quarter of 2001.

Operating Expenses

   Sales and Marketing. Including charges for amortization of unearned compensation, sales and marketing expenses decreased 52% to $9.6 million in the quarter ended June 30, 2001 from $19.9 million in the quarter ended June 30, 2000. In the first half of 2001, sales and marketing expenses decreased 27% to $26.9 million from $37.1 million in the same period of 2000. As a percentage of revenues, sales and marketing expenses decreased to 51% in the quarter ended June 30, 2001 from 73% in the quarter ended June 30, 2000. During the first half of 2001, sales and marketing expense as a percentage of revenues decreased to 57% from 76% in the same period of 2000. The decline in period over period expense as well expense as a percentage of revenues was driven primarily by an overall decrease in distribution costs as well as reduced marketing spending.

   Product Development. Including charges for amortization of unearned compensation, product development expenses decreased 28% to $6.9 million in the quarter ended June 30, 2001 from $9.5 million in the quarter ended June 30, 2000. In the first half of 2001, product development expenses decreased 14% to $15.8 million from $18.4 million in the same period of 2000. As a percentage of revenues, product development expenses increased to 36% in the quarter ended June 30, 2001 from 35% in the quarter ended June 30, 2000. During the first half of 2001, product development expense as a percentage of revenues decreased to 33% from 38% in the same period of 2000. The period over period decrease in expense was driven by the overall decrease in employee related expenses in the Product Development and Engineering areas resulting from the January 2001 company-wide restructuring.

   General and Administrative. Including charges for amortization of unearned compensation, general and administrative expenses decreased 7% to $3.1 million in the quarter ended June 30, 2001 from $3.3 million in the quarter ended June 30, 2000. In the first half of 2001, general and administrative expenses decreased 4% to $6.4 million from $6.6 million in the same period of 2000. As a percentage of revenues, general and administrative expenses increased to 16% in the quarter ended June 30, 2001 from 12% in the quarter ended June 30, 2000. During the first half of 2001, general and administrative expenses as a percentage of revenues remained flat at 14% compared to the same period of 2000.

   Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! ($6.0 million in goodwill and capitalized development costs), the termination of certain PBS-related marketing contracts ($1.3 million in prepaid advertising), and a reduction of staff by 172 employees ($2.2 million in severance and related employee payments). In April 2001, LookSmart recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. During the first six months of 2001, as a percentage of revenues, other nonrecurring charges were 25%.

   Amortization of Goodwill and Intangibles. We are amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999 (through March 31, 2001), the Futurecorp investments in December 1999 and in July 2000, and the Zeal Media, Inc. acquisition made in October 2000. Amortization of these assets increased 8% to $2.0 million in the quarter ended June 30, 2001 from $1.8 million in the quarter ended June 30, 2000 and by 17% to $4.4 million in the first half of 2001 from $3.8 million in the first six months of 2000. The period over period increases were due to the additional investment in Futurecorp and the acquisition of Zeal Media, Inc.

   Other Non-Operating Income (Expense). Other non-operating income (expense) primarily includes realized gains (losses) on investments and foreign exchange gains (losses) arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar. Other non-operating expense was $268,000 in the quarter ended June 30, 2001 compared to $64,000 in the same period of 2000. Other non-operating income was $233,000 in the first half of 2001 compared to $64,000 of non-operating expense in the same period of 2000.

   Interest Income (Expense), Net. Net interest income (expense) includes interest expense on our debt and capital lease obligations, net of interest income from our cash and cash equivalents and investments. We recorded net interest expense of $2.1 million in the quarter ended June 30, 2001 compared to $353,000 in the quarter ended June 30, 2000 and $3.6 million during the first half of 2001 compared to net interest income of $29,000 during the same period of 2000. The change from net interest income to net interest expense between the two periods is primarily the result of interest expense related to the Company's $50.0 million convertible credit facility with British Telecommunications established in February 2000.

   Share of Joint Venture Income (Expense). Share of Joint Venture Income (Expense) includes LookSmart's 50% share of the income (expenses) of BT LookSmart. LookSmart recorded $2.6 million of expense in the quarter ended June 30, 2001 compared to $2.0 million recorded during the quarter ended June 30, 2000 and expense of $5.6 million during the first half of 2001 compared to $3.5 million in the same period of 2000. This increase is related to an increase in the number of BT Looksmart branches between 2000 and 2001.

Income Taxes

   We recorded income tax expense of $44,000 in the quarter ended June 30, 2001 compared to $47,000 in the quarter ended June 30, 2000. For the first half of 2001, we recorded income tax expense of $76,000 compared to $93,000 in the same period of 2000. Income tax expense is primarily associated with our Australian operations.

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

Liquidity and Capital Resources

   LookSmart invests cash pending use predominantly in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of June 30, 2001, LookSmart had $43.3 million of unrestricted cash and cash equivalents and $40.8 million of restricted cash and short-term investments. Restricted cash is only available for investment in BT LookSmart.

   LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $8.3 million of cash in the six months ended June 30, 2001 compared to $19.0 million in the same period in 2000. Net cash used in operations for the six months ended June 30, 2001 resulted primarily from the net losses for the period offset by a decrease of $9.5 million in accounts receivable, a write off of $8.4 million of goodwill, a $5.6 million joint venture net loss, $8.0 million of amortization and depreciation, a $10.1 million decrease in payables and other liabilities, a $2.3 million decrease in other assets, and a decrease of $5.1 million in prepaid expenses.

   Net cash used in investing activities was $631,000 in the six months ended June 30, 2001. In the first six months of 2000, investing activities provided $14.7 million. Investment activity in each of the periods consisted of purchases and sales of investments and fixed assets. In the six months ended June 30, 2001, we sold $4.0 million worth of investments compared with $26.1 million during the same period of 2000. In the six months ended June 30, 2001, we provided $3.4 million of funding to BT LookSmart, sold $142,000 worth of property and equipment and purchased $1.1 million worth of equipment and $321,000 of long-term investments.

   Net cash used in financing activities was $252,000 in the six months ended June 30, 2001. In the first six months of 2000, financing activities had provided $3.3 million, primarily due to $3.2 million in proceeds from the issuance of common stock. The consumption of financing cash in the six months ended June 30, 2001, was the result of an equipment lease repayment of $563,000, offset by $327,000 of proceeds from the issuance of common stock.

   Our capital requirements depend on numerous business factors, including our staffing and product development needs, the funding needs of our strategic alliances and distribution agreements and the pace at which we pursue overseas expansion of our business. We have experienced a substantial increase in expenditures since inception driven by growth in the size and nature of our operations. We will continue to evaluate acquisitions and strategic investments in complementary businesses both in the United States and internationally. These acquisitions may require the use of cash and, to the extent that acquired interests have not reached cash flow breakeven, we may need to fund the operations and expansion of these acquired interests in addition to funding the growth of our current business.

   Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to BT LookSmart until at least June 30, 2002. We may need to seek additional financing to fund further expansion. We cannot guarantee that such financing will be available on reasonable terms. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

Recently Issued Accounting Pronouncements

   In July 2001, the FASB issued two Statements; Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No 141 revises the accounting treatment for business combinations, requiring the use of the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the pronouncement as of January 1, 2002 and perform the first of the required impairment tests of goodwill. The Company has not yet determined the effect of the pronouncements on the financial statements.

                      Factors Affecting Operating Results

We have a history of net losses and expect to continue to incur net losses

   We have incurred net losses since our inception, including net losses of approximately $64.7 million in 1999 and $62.6 million in 2000. As of June 30, 2001, we had an accumulated deficit of approximately $188.8 million. We may continue to have net losses and negative cash flow in the foreseeable future. The size of these net losses will depend, in part, on our ability to grow our revenues, capitalize on new sources of revenue and contain our expenses. We expect to spend significant amounts to:

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

  . the demand for our Internet search services and, in particular, the number of queries to our databases;

  . the demand for, and prevailing prices of, Internet advertising and marketing services;

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least June 30, 2002, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Our business prospects depend on the success of our new businesses, particularly our LookListings business

   To increase our revenues, we will need to expand into new service and business areas. In this regard, we have expanded our business to include LookListings, a suite of products including directory listings, index listings and keyword listings. Our success will depend upon the extent to which businesses choose to use our LookListings products. These products are in early stages and we cannot predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. For these and other reasons, these initiatives may not generate sufficient revenues to offset their costs. If we are unable to generate significant additional revenues from our new business areas, they may harm our results of operations and financial condition.

Our business prospects depend on the continued growth of internet advertising and our ability to generate advertising revenues

   For the quarter ended June 30, 2001, advertising and syndication revenues accounted for 38.9% of our total revenues, as compared to 64.4% of our total revenues in the quarter ended June 30, 2000. We expect that revenues from advertising and syndication will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising and syndication revenues have decreased significantly since the quarter ended September 30, 2000, and such revenue decreased $1.5 million sequentially from the first quarter of 2001. Advertising and syndication revenues may continue to decrease due to weakness in the online advertising market, reductions in online advertising expenditures by Internet companies and downward pressure on advertising rates industry-wide.

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

   Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the number of conversions to sale by users, or the number of keywords to which the advertisement is linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. In some cases, we share advertising revenue with our network partners based on the number of users directed to advertisements or third party web sites. A decrease in advertising sold or advertising rates or an increase in revenue sharing obligations could adversely affect our operating results. In addition, our ability to earn advertising revenues depends on the number of advertising impressions per search and the number of click-throughs.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

   We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months' notice. For the quarter ended June 30, 2001, revenues from Microsoft under this agreement accounted for $2.6 million or 13.8% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our revenues and income potential are unproven and our business model is continuing to evolve

   We were formed in July 1996 and launched our Internet directory in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving Internet search infrastructure market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

  . profitably establish and expand our new product offerings, particularly LookListings;

  . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our web directories; and

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

BT LookSmart will require a substantial investment of resources and may not ever become profitable

   Our success will depend in part upon the success of BT LookSmart, our joint venture with British Telecommunications. We face many risks associated with BT LookSmart, such as:

  . we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the quarter ended June 30, 2001, our share of the joint venture's net loss was $2.6 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will generate cash for us or become profitable, if at all;

  . we were initially obligated under the joint venture documents to make funding contributions of up to $108 million over the first three years of BT LookSmart's operation. While the budget for the joint venture will be determined by the joint venture's board of directors, we expect that our financial contributions in 2001 will not exceed our financial contributions in 2000 of $12.7 million. However, there can be no assurance in this regard. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

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

  . the joint venture may fail to offer locally-relevant web directories, which would prevent it from aggregating a large number of database queries;

  . the joint venture faces risks associated with conducting operations in many different countries, including risks of currency fluctuations, government and legal restrictions, privacy and tax laws, cultural or technical incompatibilities and economic or political instability;

  . the joint venture may be unable to generate advertising and other revenue streams from its traffic;

  . the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes; and

  . we may be unable to maintain an effective working relationship with our partner in the joint venture due to differences in business goals, assessment of, and appetite for risk or other factors.

Many of our advertisers are emerging Internet companies that represent credit risks

   We expect to continue to derive a significant portion of our revenues from the sale of advertising and listings to Internet companies. Many of these companies originally comprising our target customer group have gone out of business. Many of those remaining have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our reserve for doubtful accounts receivable as of June 30, 2001 was $3.8 million, compared to $5.2 million as of December 31, 2000. We may continue to have these difficulties in the future. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising or listing fees for any reason, our business will suffer.

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

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

   We have developed custom, proprietary software for use by our editors to create the LookSmart directories, and we also use proprietary and licensed software to distribute the directories and serve advertising to associated web pages. This software may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution affiliates partners:

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

If we are unable to compete effectively in the Internet search infrastructure market, our business and profitability will suffer

   We compete in the Internet search infrastructure market, which is relatively new and highly competitive. We expect competition to intensify as this market evolves. Many of our competitors have longer operating histories, larger user bases, longer relationships with consumers, greater brand recognition and significantly greater financial, technical and marketing resources than we have. As a result of their greater resources, our competitors may be in a position to respond more quickly to new or emerging technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we do.

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

  . America OnLine's acquisition of Time Warner, Inc. and search partnership with GoTo.com, Inc.;

  .  Terra Networks, S.A.'s acquisition of Lycos, Inc.;

  .  InfoSpace's acquisition of Go2Net;

  . The Walt Disney Company's (Go Network) agreement with GoTo regarding the use of GoTo's search results on the Go Network portal;

  .  CMGI's acquisition of a controlling interest in AltaVista; and

  .  Yahoo, Inc.'s search partnership with Google.

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

  . competition in international markets from a broad range of competitors, including Yahoo!, Alta Vista and other United States and foreign telecommunications firms, search engines, content aggregators and portals, many of which have greater local experience than we have;

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

Our management and internal systems may be inadequate to handle the growth of our business

   Our workforce has grown from 55 employees on January 1, 1998 to approximately 420 employees worldwide on July 31, 2001. In January 2001, we implemented a restructuring plan that resulted in staff reductions of 172 employees. In addition, many members of our management team have only recently started in their current positions. Implementation of our growth strategy requires that we hire additional highly qualified personnel. Our growth has placed, and will continue to place, a significant strain on our management, our engineering and product development staff, and our internal accounting, operational and administrative systems. To manage future growth, we must continue to improve these systems and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion could be slowed. We cannot assure you that we will be able to manage our growth effectively, and any failure to do so could harm our business.

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

Our business prospects depend on the continued growth in the use of the Internet

   Our business is dependent upon continued growth in the use of the Internet as a medium for advertising, obtaining information and commercial transactions. Internet usage and e-commerce have not and in the future may not grow at projected rates, for various reasons, including:

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

Future sales of our securities may cause our stock price to decline

   The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of July 31, 2001, approximately 52.2 million shares of common stock were held by non-affiliates and approximately 40.4 million shares were held by affiliates, all of which are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. Moreover, as of July 31, 2001, the holders of up to 42.2 million shares of common stock and warrants to purchase up to approximately 2.1 million shares of common stock had rights to require us to register those shares under the Securities Act.

   In addition, the Chess Depository Interests, or CDIs, which are publicly traded on the Australian Stock Exchange under the symbol "LOK", are exchangeable into shares of LookSmart common stock at a ratio of 20 CDIs per share of common stock. Holders of CDIs may decide to exchange their CDIs for shares of LookSmart common stock at any time. In that event, the exchanged shares of common stock may be immediately available for resale at the option of the holders in the Nasdaq National Market, which could depress the Nasdaq market price of LookSmart common stock. As of July 31, 2001, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 20.3 million shares of common stock.

   These resales of common stock in the Nasdaq National Market, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

LookSmart's stock may be delisted from the Nasdaq National Market

   Our common stock is currently listed on the Nasdaq National Market, which requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. Under Nasdaq listing requirements, if the closing bid price of our common stock remains below $1.00 for a period of 30 consecutive trading days, Nasdaq may, at its discretion, begin delisting proceedings.

   From July 13, 2001, through the date of this report, our stock price has closed below $1.00 at the end of each trading day. Although we have not yet received notice from Nasdaq that it has initiated delisting proceedings, if our stock price continues to close below $1.00 we may receive such notice before the end of August 2001. We anticipate that we would appeal any determination to delist our common stock from the Nasdaq National Market, but there can be no assurance of success. If we lose our Nasdaq National Market status, we anticipate that our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace. The loss of our Nasdaq listing would most likely harm our business and financial condition.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

   As of July 31, 2001, our executive officers, directors and significant stockholders collectively owned approximately 43.7% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments of restricted cash. The Company had no derivative financial instruments as of June 30, 2001 or 2000. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

   Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended June 30, 2001 and 2000, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended June 30, 2001 and 2000 were not material.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 12, 2001, the Company held its annual stockholder meeting. At the meeting, a quorum the stockholders of the Company considered two proposals:
(1) the election of three directors (Scott Whiteside, Anthony Castagna and James Tananbaum) to the board of directors and (2) the ratification of the appointment of the Company's independent accountants, PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2001. The remaining directors, Evan Thornley, Tracey Ellery, Mariann Byerwalter and Robert Ryan, were incumbent directors who did not stand for election at the meeting. The following table shows the results of the voting on these matters.

(1) Election of Directors:

            Name                        For     Withheld
            ----                     ---------- --------
            Whiteside............... 48,352,300  24,491
            Castagna................ 48,353,117  23,674
            Tananbaum............... 48,352,609  24,183

(2) Ratification of Independent Auditors:

               For               Against              Abstain
               ---               -------              -------
            48,347,624           24,888                4,279

ITEM 5. OTHER INFORMATION

   On August 27, 2001, Dianne Dubois will become the Chief Financial Officer for the Company. Ms. Dubois most recently served as the Vice President of Finance, North America for E*TRADE, an online financial services company. Prior to joining E*TRADE in 2000, Ms. Dubois was Vice President of Finance for PIMCO Advisors L.P., an investment advisor. Previously, Ms. Dubois served as Vice President, Financial Planning and Analysis for WellPoint Health Networks. Prior to that time, Ms. Dubois served for five years at the Walt Disney Company in a variety of positions. Martha Clark, LookSmart's prior interim Chief Financial Officer, has resigned from the Company to pursue other interests.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

  Exhibit
   Number                         Description of Document
  -------   -------------------------------------------------------------------
  3.1(1)    Restated Certificate of Incorporation
  3.2(1)    Bylaws
  4.1(2)    Form of Specimen Stock Certificate
  4.2(1)    Second Amended and Restated Investor Rights Agreement dated March
             24, 1999
 10.1(1)    Form of Indemnification Agreement entered into between the
             Registrant and each of its directors and officers
 10.2(1)    Amended and Restated 1998 Stock Plan
 10.3(1)    1999 Employee Stock Purchase Plan
 10.4+(1)   License and Update Agreement with Microsoft Corporation
 10.5+(1)   Asset Purchase Agreement with Guthy-Renker Internet LLC
 10.6+(1)   Development Agreement with Cox Interactive Media, Inc.
 10.7+(1)   Premier Positions on US Search Pages with Netscape Communications
             Corporation
 10.8+(2)   1999-2000 U.S. Net Search Premier Provider Agreement with Netscape
             Communications Corporation
 10.9+(1)   PBS Group Sponsorship Agreements
 10.10(1)   Lease Agreement with 487 Bryant Street, LLC for property located at
             487 Bryant Street, San Francisco, California, dated May 4, 1998
 10.11(1)   Sublease Agreement with Jaran, Inc. for property located at 275
             Brannan Street, San Francisco, California, dated April 30, 1999
 10.12(1)   Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999
 10.13(1)   Consent to Sublease Agreement with Ninety Park Property LLC, and
             First Manhattan Consulting Group Inc. for property located at 90
             Park Avenue, New York, New York, dated October 22, 1998
 10.14(1)   Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia,
             dated September 1, 1998
 10.15(1)   Lease Agreement with Tonicalon Pty Limited for property located at
             Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated
             June 1, 1999
 10.16(1)   Summary Plan Description of 401(k) Plan
 10.17+(3)  Joint Venture Agreement between the Registrant, Transceptgate Ltd.,
             BT LookSmart Ltd., LookSmart (Barbados), Inc. and British
             Telecommunications Plc dated February 15, 2000
 10.18+(3)  Joint Venture Know How Technology and Database License Agreement
             between the Registrant, BT LookSmart Ltd., and LookSmart
             (Barbados), Inc. dated February 15, 2000
 10.19(3)   Loan Letter Agreement between the Registrant and Transceptgate Ltd.
             dated February 15, 2000
 10.20++(4) Restated and Final Tagging and Marketing Agreement with Guthy-
             Renker Corporation dated August 9, 1999
 10.21(4)   Employment Agreement with Kevin Berk dated September 29, 2000
 10.22(4)   Employment Agreement with Brian Goler dated September 29, 2000
 10.23(5)   Separation Agreement and General Release between the Company and
             Brian Cowley, dated as of January 29, 2001
 10.24(5)   Separation Agreement and General Release between the Company and
             Chris Tucher, dated as of January 29, 2001
 10.25(5)   Agreement between the Company and Ned Brody, dated as of January
             25, 2001
 21.1(1)    List of Subsidiaries

--------
(1) Filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2) Filed in connection with the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(3) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000.

(4) Filed in connection with the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2001.

(5) Filed in connection with the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2001.

(+) Confidential treatment has been granted with respect to portions of the exhibit.

(++) Confidential treatment has been requested with respect to portions of the exhibit.

(2) Current Reports on Form 8-K.

   The Company filed a Current Report on Form 8-K on April 27, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001
                                          LOOKSMART, LTD.

                                                    /s/ Robert Mally
                                          By:
                                            -----------------------------------
                                                       Robert Mally
                                                Senior Controller and Vice
                                                    President, Finance
                                                 (Principal Accounting and
                                                    Financial Officer)