Form 10-Q
period 2001-09-30
LOOKSMART LTD
filed 2001-11-14
CIK 1077866

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

    For the Quarterly Period Ended September 30, 2001

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

                               ----------------

   Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 7, 2001, there were 92,762,999 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                                     INDEX

                                                                             Page
                                                                             ----
                          PART I FINANCIAL INFORMATION
 ITEM 1: Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2001..............................................     3
         Condensed Consolidated Statements of Operations and Comprehensive
          Loss for the three and nine months ended September 30, 2000 and
          2001............................................................     4
         Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 2001........................     5
         Notes to Condensed Consolidated Financial Statements.............     6
 ITEM 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    10
 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.......    26
                            PART II OTHER INFORMATION
 ITEM 1: Legal Proceedings................................................    27
 ITEM 2: Changes in Securities and Use of Proceeds........................    27
 ITEM 3: Defaults Upon Senior Securities..................................    27
 ITEM 4: Submission of Matters to a Vote of Security Holders..............    27
 ITEM 5: Other Information................................................    27
 ITEM 6: Exhibits and Reports on Form 8-K.................................    27
 ITEM 7: Signature........................................................    29

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LOOKSMART, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (In Thousands)

                                                     December 31, September 30,
                                                         2000         2001
                                                     ------------ -------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 52,617     $ 31,147
  Restricted cash...................................     43,297       39,961
  Short-term investments............................      2,979       12,066
  Trade accounts receivable, net....................     18,307        8,430
  Accounts receivable from related parties..........      3,585        1,515
  Prepaid expenses..................................      7,718        2,310
  Other current assets..............................      1,963          761
                                                       --------     --------
    Total current assets............................    130,466       96,190
Property and equipment, net.........................     13,259       10,123
Goodwill and intangible assets, net.................     31,895       17,395
Security deposits...................................      2,902        2,878
Long-term investments...............................      1,759          954
Other assets........................................      2,115          834
                                                       --------     --------
    Total assets....................................   $182,396     $128,374
                                                       ========     ========
         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable............................   $  7,414     $  1,817
  Other accrued liabilities.........................     21,800       13,859
  Deferred revenue..................................     13,622       10,214
                                                       --------     --------
    Total current liabilities.......................     42,836       25,890
Credit facility from joint venture partner..........     50,154       50,411
Other liabilities...................................     10,184       18,081
                                                       --------     --------
    Total liabilities...............................    103,174       94,382
Stockholders' equity:
  Common stock, $.001 par value; Authorized: 200,000
   at December 31, 2000 and September 30, 2001;
   issued and outstanding: 91,569 and 92,233 at
   December 31, 2000 and September 30, 2001.........         92           92
  Warrants..........................................        913          913
  Additional paid-in capital........................    234,539      234,753
  Deferred stock compensation and other.............     (5,797)      (2,760)
  Accumulated deficit...............................   (150,525)    (199,006)
                                                       --------     --------
    Total stockholders' equity......................     79,222       33,992
                                                       --------     --------
    Total liabilities and stockholders' equity......   $182,396     $128,374
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

                        LOOKSMART, LTD. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)
                    (In Thousands, except per share amounts)

                                          Three Months
                                         Ended September    Nine Months Ended
                                               30,            September 30,
                                        ------------------  ------------------
                                          2000      2001      2000      2001
                                        --------  --------  --------  --------
Revenues:
  Listings............................. $  3,287  $  9,140  $  5,529  $ 23,651
  Advertising..........................   18,951     5,245    48,906    21,472
  Licensing............................    6,371     3,421    16,134    11,470
  Ecommerce............................   4 ,755       499    11,596     8,995
                                        --------  --------  --------  --------
    Total revenues.....................   33,364    18,305    82,165    65,588
Cost of revenues:
  Listings.............................      487     2,321       487     5,538
  Advertising..........................    1,433     1,307     3,521     4,067
  Ecommerce............................    2,851       221     7,016     5,559
                                        --------  --------  --------  --------
    Total cost of revenues.............    4,771     3,849    11,024    15,164
                                        --------  --------  --------  --------
Gross profit...........................   28,593    14,456    71,141    50,424
                                        --------  --------  --------  --------
Operating expenses:
  Sales and marketing (includes
   deferred stock compensation of $321
   and $338 in the three months ended
   September 30, 2000 and 2001,
   respectively, and $1,093 and $1,362
   in the nine months ended September
   30, 2000 and 2001, respectively)....   23,656     7,832    60,739    34,751
  Product development (includes
   deferred stock compensation of $159
   and $316 in the three months ended
   September 30, 2000 and 2001,
   respectively, and $535 and $902 in
   the nine months ended September 30,
   2000 and 2001, respectively)........    9,080     7,441    27,511    23,226
  General and administrative (includes
   deferred stock compensation of $180
   and $113 in the three months ended
   September 30, 2000 and 2001,
   respectively, and $675 and $364 in
   the nine months ended September 30,
   2000 and 2001, respectively)........    3,191     2,970     9,818     9,376
  Amortization of goodwill and
   intangibles.........................    1,612     1,619     5,388     6,055
  Other nonrecurring charges...........        0         0         0    11,791
                                        --------  --------  --------  --------
    Total operating expenses...........   37,539    19,862   103,456    85,199
                                        --------  --------  --------  --------
    Loss from operations...............   (8,946)   (5,406)  (32,315)  (34,775)
Non-operating income (expenses):
  Interest and other non-operating
   income(expense), net................     (918)   (2,418)     (956)   (5,742)
  Share of joint venture loss..........   (3,105)   (2,237)   (6,649)   (7,805)
                                        --------  --------  --------  --------
    Loss before income taxes...........  (12,969)  (10,061)  (39,920)  (48,322)
Income tax.............................      (41)       21      (135)      (55)
Minority interest......................       95      (141)      490      (106)
                                        --------  --------  --------  --------
    Net loss...........................  (12,915)  (10,181)  (39,565)  (48,483)
Other comprehensive income/(loss)
  Change in foreign currency
   translation adjustment during the
   period..............................     (108)       54      (208)     (164)
  Change in unrealized gains/(losses)
   during the period...................       78         3      (256)      336
                                        --------  --------  --------  --------
    Comprehensive loss................. $(12,945) $(10,124) $(40,029) $(48,311)
                                        ========  ========  ========  ========
Basic and diluted net loss per share... $  (0.14) $  (0.11) $  (0.45) $  (0.53)
                                        ========  ========  ========  ========
Weighted average shares outstanding
 used in per share calculation.........   89,575    92,406    88,517    91,648
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

                        LOOKSMART, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In Thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(39,565) $(48,483)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Share of joint venture loss............................    6,649     7,805
    Depreciation and amortization..........................    8,861    11,018
    Impairment of goodwill.................................        0     8,371
    Non-cash charges.......................................      157       205
    Amortization of deferred stock compensation............    2,303     2,628
    Loss on foreign currency transactions..................        0        14
    Net gains from the sales of assets.....................        0      (100)
    Changes in operating assets and liabilities:
      Trade accounts receivable............................   (7,983)    9,877
      Prepaid expenses.....................................   (6,029)    5,408
      Inventory............................................      (19)    1,423
      Other assets.........................................   (3,548)    2,505
      Trade accounts payable...............................    2,130    (5,597)
      Other accrued liabilities and payables...............   12,727       828
      Deferred revenues....................................   (4,922)   (3,408)
    Minority interest......................................     (293)      106
                                                            --------  --------
        Net cash used in operating activities..............  (29,532)   (7,400)
                                                            --------  --------
Cash flows from investing activities:
  Acquisitions.............................................     (811)        0
  Purchase of investments..................................  (13,902)  (12,388)
  Proceeds from sale of investments........................   28,188     4,036
  Proceeds from the sale of property & equipment...........        0       152
  Funding to joint venture.................................   (4,000)   (4,000)
  Purchase of property and equipment.......................   (5,423)   (1,374)
                                                            --------  --------
        Net cash provided by (used in) investing
         activities........................................    4,052   (13,574)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from note.......................................      472         0
  Repayment on notes.......................................      (31)      (25)
  Repayments on equipment lease............................     (523)     (699)
  Proceeds from issuance of common stock...................    3,513       352
                                                            --------  --------
        Net cash provided by (used in) financing
         activities........................................    3,431      (372)
Effect of exchange rate changes on cash....................     (208)     (124)
                                                            --------  --------
Decrease in cash and cash equivalents......................  (22,257)  (21,470)
Cash and cash equivalents, beginning of period.............   75,971    52,617
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 53,714  $ 31,147
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

                        LOOKSMART, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

   LookSmart provides search targeted marketing services to customers through distribution of proprietary directories to a large number of Internet users through strategic partners, including portals, Internet service providers and media companies.

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

Revenue Recognition

   The Company generates revenues from listings, advertising, licensing and ecommerce activities. Listings revenues are derived from Small Business fees, from LookListings and from affiliate partner commissions. Small Business fees result from the expedited review of customers' web sites. The Company recognizes as revenue a one-time review fee upon completion of the review. LookListings involve placement of URLs within the Company's featured listings, directory listings, or index listings. Revenues associated with listings contracts are recognized once collectibility is established, as delivery of services occurs (as specified under the contracts), once all performance obligations have been satisfied and when no refund obligations exist. Typically LookListings contracts are paid on a cost-per-click (CPC) basis and are recognized as earned. Affiliate partner commissions result from payments by affiliate vendors for the referral of traffic. These commissions are paid on a cost-per-acquired (CPA) basis and are recognized when earned. In some cases, there is also an upfront and maintenance fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer.

   Advertising revenues are derived from the sale of advertisements on the Company's web sites and its distribution affiliates in conjunction with returning search content. Advertising revenues are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's or its partners' online properties.

   Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

   The Company's ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, "Reporting Gross Revenue vs. Net", revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal or on a net basis for transactions in which the Company acts as an agent. Revenue is recognized at the time goods are shipped.

Expense Recognition

   Generally, all costs are expensed as incurred. However, product development costs, including research and development, have been capitalized to the extent that costs for internal use software are required to be

                        LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)

capitalized and amortized under American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1).

Recently Issued Accounting Pronouncements

   In July 2001, the FASB issued two Statements: Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the pronouncement as of January 1, 2002 and perform the first of the required impairment tests of goodwill.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.

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

3. Other Nonrecurring Charges

   Other nonrecurring charges include a $6,014,000 write-off of goodwill and capitalized software related to the Inside The Web and LookSmart Live! services, which LookSmart is no longer offering, a $1,264,000 write-off of prepaid advertising expenses for the termination of long-term advertising contracts in the quarter ended March 31, 2001, and a $2,357,000 impairment of goodwill related to the Guthy-Renker Internet asset purchase in the quarter ended June 30, 2001. Other non-recurring charges in the first quarter of 2001 also included $2,156,000 in severance costs related to a workforce reduction, which occurred in January 2001.

                        LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)


4. Net Loss Per Share

   In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

                                          Three Months
                                         Ended September    Nine Months Ended
                                               30,            September 30,
                                        ------------------  ------------------
                                          2000      2001      2000      2001
                                        --------  --------  --------  --------
                                           (unaudited)         (unaudited)
Numerator--Basic and diluted:
  Net loss............................. $(12,915) $(10,181) $(39,565) $(48,483)
                                        --------  --------  --------  --------
Denominator--Basic and diluted:
  Weighted average common shares
   outstanding.........................   89,575    92,406    88,517    91,648
                                        --------  --------  --------  --------
  Basic and diluted loss per share..... $  (0.14) $  (0.11) $  (0.45) $  (0.53)
                                        ========  ========  ========  ========

   Diluted net loss per share for the three and nine months ended September 30, 2000 and 2001 does not include the effect of 11,901,000 and 15,191,445 stock options, respectively, or 1,980,000 and 2,015,000 common stock warrants, respectively, which were outstanding at the end of the period, as the effect of their inclusion is antidilutive during each period.

5. Related Party Transactions

   The Company has a distribution and sponsorship agreement with Guthy-Renker, one of the Company's stockholders. At September 30, 2001, the Company had a receivable of $276,313 from Guthy-Renker arising from transactions under the distribution agreement. During the three months and nine months ended
September 30, 2001, the Company paid Guthy-Renker $7,850 and $99,531, respectively, for marketing and administrative support. During the three months ended September 30, 2000 and 2001, the Company earned $4,731,262 and $790,646 in revenue from Guthy-Renker, respectively. During the nine months ended September 30, 2000, and 2001, the Company earned $8,354,525 and $9,245,785 in revenue from Guthy-Renker, respectively.

   The Company has a joint venture with British Telecommunications called BT LookSmart. At September 30, 2001 the Company had an account receivable from the joint venture in the amount of $1,238,252 related to joint venture charge back expenses. In addition, the Company received revenues from BT LookSmart for the licensing of LookSmart database content. Total revenue received from BT LookSmart for the three months ended September 30, 2000 and 2001 was $250,000 and $0, respectively. Total revenue received from BT LookSmart for the nine months ended September 30, 2000 and 2001 was $625,000 and $42,000, respectively.

                        LOOKSMART, LTD. AND SUBSIDIARIES

                                  (unaudited)


6. Segment Information

   The Company operates in four segments: listings, advertising, licensing and ecommerce. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company's segments. As of December 31, 2000 and September 30, 2001, accounts receivable by segments are as follows (in thousands):

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                             (unaudited)
   Listings..........................................   $ 2,806       $ 6,260
   Advertising.......................................    19,260         5,725
   Licensing.........................................       424         1,001
   Ecommerce.........................................        12            12
                                                        -------       -------
   Total.............................................    22,502        12,998
   Allowance for doubtful accounts...................    (4,195)       (4,568)
                                                        -------       -------
   Accounts receivable, net..........................   $18,307       $ 8,430
                                                        =======       =======

   As of December 31, 2000 and September 30, 2001 deferred revenue by segment was as follows (in thousands):

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                             (unaudited)
   Listings..........................................   $   309       $   343
   Advertising.......................................       253           397
   Licensing.........................................    13,060         9,474
   Ecommerce.........................................         0             0
                                                        -------       -------
   Total.............................................   $13,622       $10,214
                                                        =======       =======

7. Stock Option Plan

   During the nine months ended September 30, 2001, the Company granted 14,203,658 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 1,023,244 options, and 11,519,923 options were cancelled. Total outstanding stock options were 15,191,445 as of September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q and the notes to those statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section below entitled "Factors Affecting Operating Results."

Overview

   LookSmart is a global leader in search targeted marketing, helping online and offline businesses find qualified leads on the Internet through search. LookSmart has built 33 Web directories spanning 28 countries and 13 languages. These directories include more than 2.9 million URLs aggregated by editors and classified appropriately within the directories. LookSmart directories are distributed through portals, search engines, Internet service providers and media companies. By providing its directories through a worldwide network of partners, LookSmart is focused on enabling businesses to access qualified customers at the very moment they are searching for products, services and information.

Revenues and Cost of Revenues

   Listings. The Company's listings revenues are derived from Small Business and LookListings fees and affiliate partner commissions. Small Business fees result from the expedited review of customers' web sites. LookListings involve placement of URLs within the Company's featured listings, directory listings or index listings products. Affiliate partner commissions are derived from the Company's affiliates program, in which affiliate vendors pay for referral of traffic.

   The Company's costs of listings revenue are the distribution fees paid to partners based on LookListings "cost-per-click" revenues when there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these clicks and revenues. In contrast, payments made to distribution partners for our Small Business revenues are reflected as a sales and marketing expense due to LookSmart branding associated with the purchase of these products. The costs associated with affiliate partner commissions are the fees paid to distribution partners based on the affiliate vendor commissions earned. We expect payments to our affiliate and distribution partners to increase as we expand our business.

   We expect listings revenues to continue to grow as a proportion of our overall revenues as search targeted marketing continues to be adopted by customers as a highly effective marketing tool. However, as described below in "Factors Affecting Operating Results," listings revenues may fluctuate due to various factors on a short-term or long-term basis.

   Advertising. The Company's advertising revenues are typically derived from providing advertisers with one to three month agreements to serve a minimum number of advertising impressions over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements, and we are able to charge premiums on some categories based on advertisers' perceptions of the associated economic value. This value is derived from the location of the advertisement on the page, the targeting by category or keyword and the size of the audience requesting the page.

   The principal components of cost of advertising revenues are personnel costs of our in-house advertising operations employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising sales organizations. Our costs of advertising revenues are fixed, at least in the short term, and cannot be expected to track short-term fluctuations in advertising revenues. To the extent that costs do not track changes in advertising revenues, fluctuations from this revenue source will have a disproportionate impact on net income or loss.

   Advertising revenues, both on absolute terms and relative to total revenues, have declined over the past year. We expect this trend to continue as marketers shift to more targeted approaches, as described in the discussion of listings revenues.

   Licensing. We license our database content to some of our partners, including Microsoft and others. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners.

   Ecommerce. The Company's ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis if the Company acts as the principal in the transactions. Associated direct product costs are reported as cost of revenues.

   Effective April 1, 2001, LookSmart renegotiated its contract with Guthy-Renker, which supplies a majority of the products offered for sale through LookSmart's ecommerce channels. As a result of the new contract terms, LookSmart no longer assumes inventory risk on Guthy-Renker products and records only the commissions from initial sales to new customers. This change has caused ecommerce revenues and cost of revenues to decline significantly, with little impact on earnings per share.

Operating Expenses

   We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

   Sales and Marketing. Sales and marketing expenses primarily consist of payments to distribution partners for directing online users to the LookSmart directories and referring Small Business customers. Distribution costs can exhibit significant fluctuations from period to period depending on the contracts, volume and rates. Further, distribution costs as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between LookSmart and its distribution partners. We expect payments to our distribution partners to increase as we expand our distribution.

   Sales and marketing expenses also include salaries and associated costs of employment, overhead, facilities, allocation of depreciation, amortization of unearned compensation, and provisions for uncollected trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Due to the one-time nature of these advertising expenditures, we expect that sales and marketing expenses will continue to fluctuate from period to period.

   Product Development. Product development costs include all costs related to development and engineering of new products and continued development of our editorial databases. These costs include salaries and associated costs of employment, overhead, facilities and amortization of unearned compensation. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. These costs are relatively fixed in the short term.

   General and Administrative. General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, overhead, facilities, allocation of depreciation and amortization of unearned compensation. General and administrative expenses include related consulting and professional service fees that will vary significantly over time.

   Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a nonrecurring charge related to LookSmart's exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. In April 2001, LookSmart recognized an impairment charge related to goodwill from the 1999 Guthy-Renker Internet asset purchase.

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

Results of Operations

Revenues

   Listings. Listings revenue was $9.1 million in the quarter ended September 30, 2001 and $23.7 million in the first nine months of 2001. This represented an increase of 178% and 328%, respectively, compared with the corresponding periods in 2000. The growth is due to our successful broadening of our LookListings suite of products, continuing increases in our distribution network, our sales and marketing efforts to promote these new products and the products' focus on search targeted marketing. In the third quarter of 2001, listings revenue accounted for 50% of total revenues, representing the largest revenue segment for LookSmart for the second consecutive quarter.

   Advertising. Advertising revenue was $5.2 million in the quarter ended September 30, 2001 and $21.5 million in the first nine months of 2001. This represented a decrease of 72% and 56%, respectively, compared with the corresponding periods in 2000. The decrease in advertising revenues is attributable to the downturn in the online advertising market and reduced demand and prices for these products.

   Licensing. Licensing revenue was $3.4 million in the quarter ended September 30, 2001 and $11.5 million in the first nine months of 2001. This represented a decrease of 46% and 29%, respectively, compared with the corresponding periods in 2000. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links in the second and third quarters of 2000 ordered by Microsoft in support of a major re-launch and marketing campaign of its portals. In 2001, the Microsoft activity returned to its normal levels. The decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

   Ecommerce. Ecommerce revenue was $499,000 in the quarter ended September 30, 2001 and $9.0 million in the first nine months of 2001. This represented a decrease of 90% and 22%, respectively, compared with the corresponding periods in 2000. The quarter over quarter decrease is predominantly a result of a change in the way that revenue is recognized under the contract with Guthy-Renker. Due to contractual changes, the Company, effective April 2001, records only commissions on initial sales to new customers, rather than the gross sale to the customer for Guthy-Renker products. See the discussion above entitled "Revenues and Cost of Revenues--Ecommerce".

Cost of Revenues

   Listings. Listings cost of revenues was $2.3 million in the quarter ended September 30, 2001 and $5.5 million in the first nine months of 2001. This represented an increase of 377% and 1,037%, respectively, compared with the corresponding periods in 2000. The increase in listings cost of revenues is primarily attributable to the growth in partner distribution expenses for the listings products. Since the listings products were in a start-up phase during 2000, costs were unusually low during that time period. In 2001, costs have increased as the listings business matured and became an ongoing activity.

   Advertising. Advertising cost of revenues was $1.3 million in the quarter ended September 30, 2001 and $4.1 million in the first nine months of 2001. This represented a decrease of 9% and an increase of 16%, respectively, compared with the corresponding periods in 2000. The quarter over quarter decrease in advertising cost of revenues is primarily attributable to the decline in the commission expense associated with the resale of advertising contracts that existed in 2000. The year-to-date increase is related to an increase in the costs of our in-house advertising operations employees and related expenses.

   Ecommerce. Ecommerce cost of revenues was $221,000 in the quarter ended September 30, 2001 and $5.6 million in the first nine months of 2001. This represented a decrease of 92% and 21%, respectively, compared with the corresponding periods in 2000. The decreases are predominantly a result of a contractual change with Guthy-Renker. Effective April 2001, the Company no longer records costs of revenue for Guthy-Renker products since it records only commissions on sales rather than the sale itself. See the discussion above entitled "Revenues and Cost of Revenues--Ecommerce".

Operating Expenses

   Sales and Marketing. Including charges for amortization of unearned compensation and depreciation, sales and marketing expenses decreased as follows (dollar figures are in millions):

                                  Three Months           Nine Months
                                      Ended                 Ended
                                  September 30          September 30
                                  --------------   %    --------------    %
                                   2000   2001   change  2000    2001   change
                                  ------  ------ ------ ------  ------  ------
   Sales and Marketing Expense..   $23.7   $7.8   (67%)  $60.7   $34.8   (43%)
   As % of Revenue..............      71%    43%            74%     53%

   The decline in period over period expense as well as expense as a percentage of revenues was driven primarily by an overall decrease in distribution costs, a reduction in employee related expenses resulting from the January 2001 restructuring, and reduced corporate marketing and branding related spending.
In the short term, we anticipate that expenses in this area will continue to decline as the full period impact of our lowered distribution costs is realized.

   Product Development. Including charges for amortization of unearned compensation and depreciation, product development expenses changed as follows
(dollar figures are in millions):

                                  Three Months           Nine Months
                                      Ended                 Ended
                                  September 30          September 30
                                  --------------   %    --------------    %
                                   2000   2001   change  2000    2001   change
                                  ------  ------ ------ ------  ------  ------
   Product Development Expense..  $  9.1  $ 7.4   (18%) $ 27.5  $ 23.2   (16%)
   As % of Revenue..............      27%    41%            33%     35%

   The period over period decrease in expense was driven by the overall decrease in employee related expenses resulting from the January 2001 restructuring. The period over period increase in expense as a percentage of revenues resulted from a larger decline in total revenues in each period relative to LookSmart's continued investment in product development activities. In the third and fourth quarters of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment will enhance the Company's ability to track and report to its customers the effectiveness of its advertising and listings products.

   General and Administrative. Including charges for amortization of unearned compensation and depreciation, general and administrative expenses changed as follows (dollar figures are in millions):

                                Three Months             Nine Months
                                    Ended                   Ended
                                September 30            September 30
                                --------------    %     --------------    %
                                 2000    2001   change   2000    2001   change
                                ------  ------  ------  ------  ------  ------
   General and Administrative
    Expense.................... $  3.2  $  3.0    (7%)  $  9.8  $  9.4    (5%)
   As % of Revenue.............     10%     16%             12%     14%


   The period over period decrease in expense was driven by the overall decrease in employee related expenses resulting from the January 2001 restructuring and continuing costs management. The period over period increase in expense as a percentage of revenues resulted from a larger decline in total revenues in each period in proportion to the relatively fixed nature of G&A costs required to support the organization.

   Amortization of Goodwill and Intangibles. LookSmart is amortizing goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999 (through March 31, 2001), the Futurecorp investments in December 1999 and in July 2000, and the Zeal Media, Inc. acquisition made in October 2000. The amortization charge on these assets remained flat at $1.6 million in the quarter ended September 30, 2001 compared to the same quarter of 2000 and increased by 12% to $6.1 million in the first nine months of 2001 from $5.4 million in the first nine months of 2000. The nine month period year-over-year increase was due to incremental amortization resulting from LookSmart's additional investment in Futurecorp and the acquisition of Zeal Media, Inc., partially offset by the reduced amortization resulting from the write-off of Inside the Web and Guthy-Renker goodwill in the first and second quarters of 2001.

   Other Nonrecurring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! ($6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts ($1.2 million in prepaid advertising), and a reduction of staff by 172 employees ($2.2 million in severance and related employee payments). These costs also included an April 2001 impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. During the first nine months of 2001, as a percentage of revenues, other nonrecurring charges were 18%. LookSmart incurred no non-recurring charges in the quarter ended September 30, 2001.

   Interest and Other Non-Operating Expense. Interest and other non-operating expense primarily includes interest expense on our debt and capital lease obligations, net of interest income from our cash, cash equivalents and investments, realized gains or losses on investments and foreign exchange gains losses arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar.

   Interest and other non-operating expense increased by 163% to $2.4 million in the quarter ended September 30, 2001 compared to $918,000 in the same period of 2000. For the nine months ended September 2001, interest and other non-operating expense increased by 502% to $5.7 million compared to $956,000 in the same period of 2000. The quarterly and nine-month increase was driven primarily by reduced interest income driven by lower overall rates and lower cash and investment balances. Also, in 2001 the Company had additional interest expense related to its $50.0 million loan from British Telecommunications, which started in February 2000.

   Share of Joint Venture Loss. Share of Joint Venture Loss includes LookSmart's 50% share of the loss of BT LookSmart. LookSmart recorded $2.2 million of expense in the quarter ended September 30, 2001, a decrease of 28% compared to $3.1 million recorded during the quarter ended September 30, 2000 and expense of $7.8 million during the first nine months of 2001, an increase of 17% compared to $6.6 million in the same period of 2000. The quarterly decrease is a result of BT LookSmart's combined revenue growth and scaled back expenses. The year-to-date increase resulted from two additional months of net loss activity factored into the 2001 numbers as the BT LookSmart joint venture commenced operations in late February 2000.

Income Taxes

   LookSmart recorded income tax credits of $21,000 in the quarter ended September 30, 2001 compared to expense of $41,000 in the quarter ended September 30, 2000. For the first nine months of 2001, we recorded income tax expense of $55,000 compared to $135,000 in the same period of 2000. Income tax expense is primarily associated with our Australian operations.

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

Liquidity and Capital Resources

   LookSmart invests cash pending use in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of September 30, 2001, LookSmart had $43.2 million of unrestricted cash, cash equivalents and short-term investments and $40.0 million of restricted cash. Restricted cash is only available for investment in BT LookSmart.

   LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $7.4 million of cash in the nine months ended September 30, 2001 compared to $29.5 million in the same period in 2000. The improvement in cash used in operating activities is primarily attributable to lower operating expenses caused by lower distribution costs, reduced employee-related expenses resulting from the January 2001 company-wide restructuring and continuing cost management.

   Net cash used in investing activities was $13.6 million in the nine months ended September 30, 2001. In the first nine months of 2000, investing activities provided $4.1 million. Investment activity in each of the periods consisted of purchases and sales of investments and fixed assets. In the nine months ended September 30, 2001, we sold $4.0 million worth of investments compared with $28.2 million during the same period of 2000. In the nine months ended September 30, 2001, we provided $4.0 million of funding to BT LookSmart, sold $152,000 worth of property and equipment and purchased $1.4 million worth of equipment and $12.4 million of investments.

   Net cash used in financing activities was $372,000 in the nine months ended September 30, 2001. In the first nine months of 2000, financing activities had provided $3.4 million, primarily due to $3.5 million in proceeds from the issuance of common stock. The consumption of financing cash in the nine months ended September 30, 2001, was primarily the result of an equipment lease repayment of $699,000, offset by $352,000 of proceeds from the issuance of common stock.

   Our capital requirements depend on numerous business factors, including our staffing and product development needs, the funding needs of our strategic alliances and distribution agreements and the pace at which we pursue overseas expansion of our business. We have experienced a substantial increase in expenditures since inception driven by growth in the size and nature of our operations. We will continue to evaluate acquisitions and strategic investments in strategic and complementary businesses both in the United States and internationally. These acquisitions may require the use of cash and, to the extent that acquired interests have not reached cash flow breakeven, we may need to fund the operations and expansion of these acquired interests in addition to funding the growth of our current business.

Recently Issued Accounting Pronouncements

   See Note 1 in the Notes to the Condensed Consolidated Financial Statements.

                      Factors Affecting Operating Results

We have a history of net losses and expect to continue to incur net losses

   We have incurred net losses since our inception, including net losses of approximately $64.7 million in 1999 and $62.6 million in 2000. As of September 30, 2001, we had an accumulated deficit of approximately $199.0 million. We may continue to have net losses and negative cash flow in the foreseeable future. Although we continue to make significant effort to contain expenses, the size of these net losses will depend, in part, on our success in these efforts and our ability to grow our revenues and capitalize on new sources of revenue. We expect to spend significant amounts to:

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

   Because our operating expenses are likely to continue to exceed our revenues in the near term, we will need to significantly increase our revenues or reduce our costs to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

   Our quarterly revenues may fluctuate significantly as a result of a variety of factors that could affect our operating results in any particular quarter. These factors include:

  . the level of user traffic and search queries on our and our distribution partners' websites and our ability to derive revenue from that traffic in any given quarter;

  . the demand for, and prevailing prices of, Internet advertising and marketing services;

  . the timing of revenue recognition under our listings, licensing and advertising contracts;

  . the timing of our entry into and magnitude of new contracts for licensing and advertising;

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for at least twelve months, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing.

  .  fund our operations and capital expenditures;

  . take advantage of favorable business opportunities, including geographic expansion or acquisitions of strategic and complementary businesses or technologies;

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

Our growth prospects depend on the success of our LookListings business

   To increase our revenues and reach profitability, we will need to continue to expand our LookListings business, a suite of products including directory listings, index listings and featured listings. The LookListings business accounted for $9.1 million, or 50.0%, of our revenues in the quarter ended September 30, 2001. Our success will depend upon the extent to which businesses choose to use our LookListings products. These products are in early stages and we cannot predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our service offerings. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our LookListings business, our results of operations and financial condition will suffer.

   Although we expect our listings revenues to continue to increase as a percentage of total revenues, this may not be the case due to continued weakness in the online advertising market, reductions in online advertising expenditures by Internet companies and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic websites, for a share of businesses' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

   We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months' notice. For the quarter ended September 30, 2001, revenues from Microsoft under this agreement accounted for $3.4 million or 18.7% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of URLs during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our revenues and income potential are unproven and our business model is continuing to evolve

   We were formed in July 1996 and launched our Internet directory in October 1996. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. In addition, we compete in the relatively new and rapidly evolving search targeted marketing market, which presents many uncertainties that could require us to further refine or change our business model. Our success will depend on many factors, including our ability to:

  . profitably establish and expand our new product offerings, particularly LookListings;

  . compete with our competitors, many of whom have longer operating histories, larger user bases, greater brand recognition, greater financial, technical and marketing resources than we have, and some of whom operate fully commercial search services that offer pay-for-placement search results and do not expend resources on non-commercial listings;

  . expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our web directories; and

  . attract and retain a large number of advertisers from a variety of industries.

   We compete with companies that provide pay-for-placement listings, directory content, search algorithms and other forms of targeted advertising. As we expand the scope of our Internet services, we will compete directly with a greater number of targeted marketing providers and other web search companies across a wide range of different online services. To date, the search targeted marketing market has been characterized by intense competition for consumer traffic. This has resulted in the payment of consumer referral fees by us and others to frequently-used websites, such as portals and ISPs. If these companies fail to provide these referrals, or the market for these referrals becomes more competitive so that the cost of referrals increases, our business and potential profitability could be harmed. Our failure to succeed in one or more of these areas may harm our business, results of operations and financial condition.

BT LookSmart will require a substantial investment of resources and may not ever become profitable

   Our success will depend in part upon the success of BT LookSmart, our joint venture with British Telecommunications. We face many risks associated with BT LookSmart, such as:

  . we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the quarter ended September 30, 2001, our share of the joint venture's net loss was $2.2 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will generate cash for us or become profitable, if at all;

  . we were initially obligated under the joint venture documents to make funding contributions of up to $108 million over the first three years of BT LookSmart's operation. While the budget for the joint venture will be determined by the joint venture's board of directors, we expect that our financial contributions in 2001 will be approximately $9.25 million. However, there can be no assurance in this regard. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

  . the joint venture will face competition in international markets from a range of competitors, including AOL Time Warner, Deutsche Telecom, France Telecom, Overture Services, Terra Lycos, Scandinavian Online, Sonera Plaza, Tele Denmark, UK Plus, Yahoo!, and other search targeted marketing, media, telecommunications and portal companies, many of which have greater capital resources and local experience in these markets;

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

Many of our advertisers are emerging Internet companies that represent credit risks

   We expect to continue to derive a significant portion of our revenues from the sale of advertising and listings to Internet companies. Many of these companies originally comprising our target customer group have gone out of business. Many of those remaining have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our reserve for doubtful accounts receivable as of September 30, 2001 was $4.6 million, compared to $4.2 million as of December 31, 2000. We may continue to have these difficulties in the future. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising or listing fees for any reason, our business will suffer.

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

The efforts required to integrate acquired businesses could divert management's attention and harm our operations. Acquisitions will likely also dilute our existing stockholders

   If we are presented with appropriate opportunities, we intend to make additional acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of acquired companies into LookSmart could be expensive, time consuming and strain our managerial resources. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

LookSmart's securities may be delisted from the Nasdaq National Market and, if so, may also be delisted from the Australian Stock Exchange

   The Nasdaq National Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. In September 2001, Nasdaq announced the suspension of the minimum closing bid price requirement for continued listing until January 2, 2002. From July 13, 2001, through the date of this report, our stock price has closed below $1.00 at the end of each trading day.

   Under Nasdaq listing requirements, if the closing bid price of our common stock remains below $1.00 for a period of 30 consecutive trading days, Nasdaq may, at its discretion, begin delisting proceedings. If our stock price continues to close below $1.00 for 30 consecutive trading days after January 2, 2002, we will be subject to a probationary period to regain compliance with the minimum closing bid price requirement. If we are unable to regain compliance with this requirement within the probationary period, Nasdaq may determine to delist our common stock. We anticipate that we will take appropriate measures to avoid delisting and appeal any determination to delist our common stock from the Nasdaq National Market, but there can be no assurance of success.

   If we lose our Nasdaq National Market status, we anticipate that our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In addition, the loss of Nasdaq National Market status could also be followed by the loss of our listing of CDIs on the Australian Stock Exchange. If our CDIs were delisted from trading on the ASX, there would likely be a substantial increase the number of shares trading in the over-the-counter market and corresponding downward pressure on the stock price. The loss of our Nasdaq and ASX listings would most likely harm our business and financial condition.

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

  . the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings, or the perception that such sales could occur;

  . the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of October 31, 2001, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 22.4 million shares of common stock); or

  . conditions or trends in the Internet that suggest a continuing decline in the growth rates of advertising-based Internet companies.

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

   We have agreements with Exodus Communications, Inc. and Savvis Communications, Inc., to house our networking and web serving hardware equipment. Our networking hardware is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Exodus' and Savvis' ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Exodus nor Savvis guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed intrusion detection and firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond to system failures. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of any system failure.

   In September 2001, Exodus announced the filing of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the outcome of such reorganization proceedings or whether Exodus will continue to perform its obligations under our agreement with them during such proceedings. If Exodus fails to perform its obligations, we may be unable to maintain our networking hardware at separate locations until we are able to begin working with another hosting company. In the meantime, our systems would be vulnerable to service interruptions, which could result in loss of revenues, disruption of relationships with distribution partners, and other harm to our business and financial condition.

Recent acquisitions and strategic alliances involving our competitors could reduce traffic on our network

   A number of significant acquisitions and other alliances have been completed or announced in the search targeted marketing business involving some of our competitors, including:

  . America OnLine's acquisition of Time Warner, Inc. and search partnership with Overture Services, Inc.;

  .  Terra Networks, S.A.'s acquisition of Lycos, Inc.;

  .  InfoSpace's acquisition of Go2Net;

  . The Walt Disney Company's (Go Network) agreement with Overture regarding the use of Overture's search results on the Go Network portal;

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

Our business prospects depend on the continued growth in the use of the Internet

   Our business is dependent upon continued growth in the use of the Internet as a medium for search targeted marketing and advertising, obtaining information and commercial transactions. Internet usage and e-commerce have not and in the future may not grow at projected rates, for various reasons, including:

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

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

   As of November 1, 2001, our executive officers, directors and significant stockholders collectively owned approximately 43.6% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they will have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. The Company's exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of September 30, 2000 or 2001. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

   Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues in the quarters ended September 30, 2000 and 2001, and were derived entirely from our Australian operations. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended September 30, 2000 and 2001 was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   On August 17, 2001, Scott Whiteside resigned from our Board of Directors. On November 13, 2001, the Board of Directors designated Edward F. West to fill the vacancy created by Mr. Whiteside's resignation. Mr. West has served as Chief Executive Officer of Centerwheel Corporation, a customer relationship management company, since January 2001. From December 1999 to December 2000, Mr. West served as Chief Executive Officer of RealNames International, a subsidiary of RealNames Corporation, an Internet names and navigation platform provider. From May 1998 to December 1999, Mr. West served as Executive Vice President, Business Development, Sales and Marketing, at RealNames Corporation. From January 1996 to April 1998, Mr. West served as Chief Operating Officer of SOFTBANK Interactive Marketing, a provider of marketing services and sales representation to Internet sites seeking interactive advertisers. Mr. West holds an MBA from Harvard Business School and an AB, Architecture/Urban Planning, from Princeton University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (1) Exhibits

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
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

 10.5+(1) Asset Purchase Agreement with Guthy-Renker Internet LLC

 10.6+(1) Development Agreement with Cox Interactive Media, Inc.

 10.7+(1) Premier Positions on US Search Pages with Netscape Communications
          Corporation

 10.8+(2) 1999-2000 U.S. Net Search Premier Provider Agreement with Netscape
          Communications Corporation

  Exhibit
  Number                          Description of Document
  -------                         -----------------------

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

 10.19(3)  Loan Letter Agreement between the Registrant and Transceptgate Ltd.
           dated February 15, 2000

 10.20+(4) Restated and Final Tagging and Marketing Agreement with Guthy-Renker
           Corporation dated August 9, 1999

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

   (2) Current Reports on Form 8-K.

   The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

                                          LOOKSMART, LTD.

                                                   /s/ Dianne Dubois
                                          By: _________________________________
                                                       Dianne Dubois
                                                  Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)