Form 10-K405
period 2001-12-31
LOOKSMART LTD
filed 2002-03-15
CIK 1077866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 000-26357

LOOKSMART, LTD.
(Exact name of Registrant as specified in its charter)

Delaware	7373	13-3904355
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Identification No.)	(I.R.S. Employer Identification No.)

625 Second Street, San Francisco, CA 94107
(415) 348-7000
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of common stock on March 1, 2002, was approximately $135,666,645.60. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2002, 93,786,072 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 2001.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in the section entitled “Risk Factors” and elsewhere in this report.

ITEM 1.     BUSINESS

Overview

LookSmart is a leading global provider of Internet search-targeted marketing solutions for online businesses. Through LookSmart’s LookListings products, medium and large businesses pay for their web sites to be included in our broadly distributed web directory, and can pay additional fees to be featured prominently in the search results of our directory. Through LookSmart’s LookListings Small Business, small businesses pay to be included in our directory and can obtain customized marketing services geared towards their particular marketing needs.

LookSmart creates highly targeted online marketing products for its customers by matching Internet users’ need for relevant search results with businesses’ need for targeted advertising. LookSmart’s search-targeted marketing products are distributed through its network of leading Internet portals, Internet service providers (ISPs) and media companies. By enabling online marketers to reach millions of users in a highly targeted search context, LookSmart provides a proven method of acquiring customers, maximizes the conversion of advertising into sales and generates useful marketing information for individual customer campaigns.

At the core of our product offerings is our high-quality directory database, in which we list and categorize millions of web sites so that relevant listings will appear when Internet users search for information. Through the use of technology and human editors, we have assembled what we believe to be one of the largest human-edited web directories on the Internet. Our database has approximately 2.9 million high-quality web site listings organized into approximately 250,000 categories and sub-categories. We exclude from our directory web sites we believe to be pornographic or to promote hatred of people based on color, nationality, religion, gender or sexual orientation. Internet users can search our directories from the LookSmart web site or the web sites of our distribution partners by browsing through categories and sub-categories or by searching by keyword.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses worldwide find information, shop and purchase goods and services. Web search services are one of the most popular and useful services on the Internet for people seeking to find information about businesses, goods and services. We believe that search services will continue to play an important role in helping consumers and businesses find one another and facilitating online commerce.

Search services provide two critical functions. First, they collect, analyze and store information about companies’ web sites in a database. Second, they provide Internet users with access to the databases and present search results in an easy-to-read format with links directly to companies’ web sites. Businesses that want to increase the number of visitors to their web sites, whether for branding or sales purposes, have increasingly recognized the value of being included in search results in response to relevant words or phrases. We believe that businesses’ demand for search-targeted marketing will continue to grow rapidly as this form of advertising gains broader acceptance and as Internet users continue to rely on search services to find relevant information.

Products and Services

Listings

As of December 31, 2001, approximately 6.5% of the listings in LookSmart’s directories had been submitted by listings customers. LookSmart delivered a total of 209 million paid clicks for its listings and advertising customers in 2001. The precursor to our LookListings product suite was Subsite Listings, launched in the third quarter of 2000. Subsite Listings involved the payment by web site owners of a one-time review fee and periodic “cost-per-click” and maintenance payments for the editorial review and inclusion of multiple subsites in LookSmart’s database. “Cost-per-click” payments are payments based on the number of click-throughs to a customer’s web site from a listing in the LookSmart directory. In 2001, as a result of customer feedback and marketing information, we expanded Subsite Listings into several products, each of which is targeted to the needs of a particular segment of our customer base. LookListings is a suite of search-targeted marketing products which includes:

•	Featured Listings, in which businesses pay for placement in the top five search results for specific keywords in the separate tier of search results entitled “Featured Listings”,

•	Directory Listings, in which LookSmart editors prepare descriptions of dozens of subsites, or pages, within a customer’s web site and include the listings in the LookSmart directory, and

•	Index Listings, in which businesses prepare their own site descriptions for inclusion in the Inktomi search index.

LookListings Small Business is a suite of listings products for small businesses which is sold on-line and includes:

•	Express Submit, in which businesses pay a fee for expedited review of their web site by LookSmart editors for potential inclusion in the LookSmart directories,

•	Basic Submit, in which businesses pay a fee for review of their web site for potential inclusion in the LookSmart directories,

•
Site Promote, in which participating small businesses pay a monthly recurring fee to be eligible to be included in the Featured Listings section of search results when the listing is relevant and space is available,

•	Add a Category, in which participating small businesses pay a fee to include their listings in an additional relevant category within the LookSmart database, and

•	Update Description, in which participating small businesses pay a fee to update their listings to reflect changes to their business or web site.

Advertising

We enter into short-term advertising agreements with our customers to provide graphical or textual advertisements on our search results pages. Customers often request that their advertisements be displayed only in response to particular keyword searches or particular categories of search results. In other cases, advertisers pay for running their advertisements on a “run-of-site” or untargeted basis. In connection with providing our search capabilities for the web sites of our distribution partners, we often place, sell and serve advertising on the search results pages of our distribution partners’ web sites. In many cases we offer a complete search solution where we create a unique HTML environment for our distribution partner’s search feature, host the service, sell advertising on those pages and share advertising revenue with the distribution partner.

Licensing

We receive revenue from licensing and customizing our directories based on the specifications and needs of our customers, which consisted primarily of Microsoft at the end of 2001. In addition, we have built 33 directories for 27 countries or regions and established partnerships abroad, such as our partnership with British Telecommunications to form BT LookSmart, an equally-owned joint venture which provides search-targeted marketing services in Europe and Asia.

Ecommerce

Our “Buy It On The Web” shopping web site promotes and sells a range of consumer products, including the “As Seen on TV” product line promoted by Guthy-Renker Corporation. Under our agreement with Guthy-Renker, our exclusive right to the online sales of Guthy-Renker products expires in April 2002, and we expect our ecommerce revenues to decline substantially thereafter.

Distribution Network

We actively pursue relationships with leading portals, ISPs, media companies and other web sites in order to maintain and increase the breadth of distribution of our search results. These relationships are key drivers of the growth in the number of Internet users who search our directory of listings because they allow Internet users to access our directories by conducting web searches from our distribution partners’ web sites. These relationships include the following:

AltaVista

In July 2000, we entered into a two-year agreement with AltaVista Company, under which we provide our directory and related services to AltaVista for use by AltaVista on its consumer portal services. The agreement was subsequently amended to provide for the sale of Express Submit and the distribution of Directory Listings by AltaVista and the sharing of associated revenues.

BT LookSmart

In February 2000, we established a joint venture, BT LookSmart, with British Telecommunications to develop web directories for selected countries in Europe and Asia. BT LookSmart offers search-targeted marketing products and 24 web directories, including directories for the United Kingdom, France and Japan. BT LookSmart’s distribution partners include Microsoft, Tiscali, BTopenworld, ntl.com and AltaVista.

CNET Networks

In October 2001, we entered into an agreement with CNET Networks, Inc. to provide for the distribution of Featured Listings on CNET’s Search.com and Webferret search services.

Cox Interactive Media

We have an agreement with Cox Interactive Media relating to local web sites, local navigation services and local content. Local directories areprominently placed on all 20 of Cox’s local city sites, such as www.accessatlanta.com. Cox Interactive Media, using its own editorial staff, provides the local content for over 60 city markets for our United States directory database using a licensed copy of our proprietary Editorial Support System.

InfoSpace

In June 2001, we amended our agreement with InfoSpace to provide for the distribution of Featured Listings on InfoSpace’s Dogpile and Metacrawler search services. Under the agreement, we also provide category-based browsing services for Dogpile and Metacrawler.

Inktomi

In November 1999, we entered into a three-year agreement with Inktomi Corp. to co-bundle our search technologies for offerings to portals. In December 2000, we amended the agreement to provide for the inclusion of the LookSmart directory in Inktomi’s search index and to provide for sharing of revenues derived from Inktomi’s distribution of Directory Listings and Index Listings.

Microsoft

In December 1998, we entered into a five-year licensing agreement with Microsoft Corporation under which Microsoft licensed our directory database for use on the www.msn.com web site and other properties. The agreement is terminable by either party at any time on six months’ notice. Under the agreement, we provide Microsoft with custom-tailored Internet directory content according to Microsoft’s requests in six-month increments. In 2000, we amended the agreement to provide for the distribution of Directory Listings and the sale of Express Submit on Microsoft’s web properties and the sharing of associated revenues.

Netscape

In July 2001, we renewed our agreement with Netscape Communications Corporation for one year. Under this agreement, Netscape directs user search traffic from the Netscape Navigator browser to LookSmart for a fixed cost per thousand referrals.

Sprinks

In November 2001, we entered into an agreement with Sprinks.com, a search service owned and operated by About.com, Inc., a subsidiary of Primedia, Inc. The agreement provides for the distribution of Featured Listings on Sprinks’ distribution network and sharing of associated revenues.

Time Warner

In January 2002, we renewed our agreement with Time Warner, a division of AOL Time Warner, Inc. Under the agreement, we distribute our directory on Time Warner’s Internet properties. We currently provide hosted web search and site search solutions for CNN, CNN Money, CNN Europe, CNN Asia and CNNSI.

The LookSmart Directories

LookSmart has 33 directories for 27 countries or regions, including 24 which are owned by BT LookSmart and distributed in Europe and Asia. Our editorial teams, located in London, Melbourne, Montreal, San Francisco and Tokyo, use proprietary and licensed software that enables them to find, review, describe and categorize web sites and to check whether web sites are active and available. We also permit certain Internet users to add non-commercial listings to our directories through our “Zeal.com” web site. In order to create listings, Internet users must pass tests to determine their qualifications with respect to particular categories. Once such users have demonstrated proficiency in their category and achieved certain quality ratings from other users, we deem them “Zealots” and provide them with access to more advanced tools to post listings and determine categories.

International Operations

LookSmart and BT LookSmart have focused their business operations in countries where use of the Internet as a commercial medium has grown sufficiently to support our business model. We believe that as the Internet continues to be adopted as a means of commercial activity, worldwide demand will continue to grow for search-targeted marketing. Central to our international efforts is our ability to tailor our directories for individual markets in order to create a more locally relevant, culturally sensitive offering.

BT LookSmart, our joint venture with British Telecommunications, maintains local country-specific directories and provides search solutions for selected countries in Europe and Asia.

Competition

The search-targeted marketing field is relatively new, competitive, fragmented and rapidly changing. We compete on the basis of several factors, including:

•	the targetability and relevance of our listings, which corresponds with the rate at which click-throughs convert into purchases from advertisers’ web sites,

•	the breadth and quality of our distribution network, and

•	the ability to monitor and report on the effectiveness of our customer campaigns.

The number of companies competing for online advertisers’ spending has increased, and with relatively low barriers to entry in these markets, this competition may continue to increase. Competition may also increase as a result of industry consolidation. We face competition from companies that provide several types of Internet advertising services, including About.com’s Sprinks, AltaVista, AOL Time Warner, Ask Jeeves, FindWhat, Google, Inktomi, Overture Services, Terra Lycos and Yahoo!

Technology

Our principal assets include our software and systems for creating, building and maintaining the LookSmart directories and for tracking, analyzing and reporting on our customer campaigns. In addition, we use a variety of hardware and communications technologies to distribute and maintain our business.

Unified Editorial Model

We have developed a proprietary software application, the Unified Editorial Model, or UEM, used by our editors to create, edit, categorize and place listings in LookSmart’s directories. The UEM also allows Zealots to contribute non-commercial listings in their area of expertise to the LookSmart database. This system undergoes frequent revision and upgrade and multiple editors can use the application simultaneously. In addition to the UEM, we have developed or licensed several algorithms which enable us to extract data from the database, publish this data in various editions of the directory and perform routine maintenance on the database, such as dead link checking.

Campaign Tracking and Reporting

We have developed a proprietary system to track, analyze, report and optimize customer campaigns. This system collects detailed delivery and response data for each listing or graphical advertisement that we manage for our customers. The system also features proprietary algorithms to detect fraudulent and robotic clicks and to ensure accurate customer billing. In addition, we provide each customer with a password-protected and personalized website to enable them to track and analyze their advertising and listing campaigns while the campaign is active.

Server Architecture

We use a proprietary, dynamic and scalable server software architecture that allows us to support our ISP partners by serving custom versions of the ISP’s home page or any other page on the ISP’s web site as part of our distribution of directory content. In January 1999, we signed a license agreement with Engage Technologies to license their Accipiter advertising server technology. We converted our advertising serving functionality from an internal proprietary application to the Accipiter technology effective in March 1999.

Marketing

Marketing activities are important in our efforts to attract additional customers and distribution partners. We have initiated a multi-tiered marketing strategy to support activities related to key aspects of our business model. The following are the primary targets of our marketing programs:

•	the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients;

•	business partners, including leading ISPs, media companies, portals and other web sites, that partner with LookSmart to enhance the search experience of their users; and

•	Ecommerce web sites and online marketers of products and services that seek to be reviewed and included in LookSmart’s database in order to gain the benefits of search-targeted marketing.

Employees

We had approximately 367 employees as of December 31, 2001. We have never had a work stoppage, and none of our United States employees is currently represented by a labor union. We consider our relations with our employees to be good.

RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in our stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have a history of net losses and may continue to incur net losses

We have incurred net losses from inception to date, including net losses of approximately $64.7 million in 1999, $62.6 million in 2000 and $59.6 in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $210.1 million. We may continue to have net losses in future quarters, depending on our ability to contain expenses, grow revenues and capitalize on new sources of revenue. We expect to spend significant amounts to:

•	maintain and expand our network of distribution partners;

•	continue to develop and expand our databases of Internet listings, both in the U.S. and abroad;

•	develop new products and enhance the functionality of our search and LookListings services;

•	develop our international business, particularly through our BT LookSmart joint venture with British Telecommunications; and

•	acquire complementary technologies and businesses.

Because of the foregoing factors, and others outlined in this report, we may be unable to achieve or maintain operating profitability on a quarterly or annual basis.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

Our revenues and operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	the number of search queries on our and our distribution partners’ web sites;

•	the cost per click we receive from advertisers;

•	the demand for, and prevailing prices of, Internet advertising and marketing services;

•	the timing of revenue recognition under our listings, licensing and advertising contracts;

•	the timing of our entry into and termination of new contracts for licensing and advertising;

•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers;

•	changes in our or our partners’ pricing policies; and

•
the timing of our delivery of listings under our contract with Microsoft. We recognize quarterly licensing revenues under this contract based on the number of listings added to our database during the quarter relative to the total number of listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

•	fund our operations and capital expenditures;

•	take advantage of favorable business opportunities, including geographic expansion or acquisitions of strategic and complementary businesses or technologies;

•	develop and upgrade our technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets; or

•	respond to competitive pressures.

The capital markets, and in particular the public equity market for Internet companies, have historically been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all.

Our growth prospects depend on the success of our LookListings business

To increase our revenues and reach profitability, we will need to continue to expand our listings business, particularly our Directory Listings, Index Listings, Featured Listings and small business listings. Listings accounted for $35.7 million or 42.0% of our revenues in the year ended December 31, 2001. Our success will depend upon the extent to which advertisers choose to use our LookListings products. Some of these products are in early stages and we cannot accurately predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our LookListings business, our results of operations and financial condition will suffer.

Although we expect our listings revenues to continue to increase as an absolute number and a percentage of total revenues, this may not be the case due to continued weakness in the online advertising market, reductions in advertising expenditures by online companies and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of businesses’ total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find search-targeted marketing to be a less effective means of promoting their products or services relative to other advertising media and may reduce or eliminate their expenditures on search-targeted marketing. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search-targeted marketing. Acceptance of the search-targeted marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our financial results would be harmed

We derive a significant amount of our revenues under an agreement with Microsoft Corporation, and either party may terminate the agreement for any reason on six months’ notice. For the year ended December 31, 2001, revenues from Microsoft under this agreement accounted for $14.1 million or 16.6% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of listings during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our revenues and income potential are unproven and our business model is continuing to evolve

We compete in the relatively new and rapidly evolving search-targeted marketing market, which presents many uncertainties that could require us to further refine or change our business model. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our success will depend on many factors, including our ability to:

•	profitably establish and expand our listings product offerings;

•
compete with our competitors, many of whom have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and greater brand recognition than we have; and some of whom operate fully commercial search services that do not expend resources on non-commercial listings;

•	expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our databases; and

•	attract and retain a large number of advertisers from a variety of industries.

We compete with companies that provide pay-for-placement listings, targeted advertising, search and directory services, search algorithms and other forms of Internet advertising. As we expand the scope of our Internet services, we will compete directly with a greater number of targeted marketing providers across a wide range of online services. To date, the search-targeted marketing market has been characterized by intense competition for consumer traffic. This has resulted in the payment of user traffic fees by us and others to frequently-used web sites, portals and ISPs. If these companies fail to provide search traffic to us, or the cost of search traffic increases, our business and financial results would be harmed.

BT LookSmart may not ever become profitable and we may lose our joint venture interest if we fail to repay our loan from British Telecommunications

We face many risks associated with our joint venture with British Telecommunications, such as:

•
we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the year ended December 31, 2001, our share of the joint venture’s net loss was

$9.6 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will achieve positive cash flow or profitability, if at all;

•
while the budget for the joint venture will be determined by the joint venture’s board of directors, we project that our financial contributions in 2002 will be approximately $3.0 million. However, there can be no assurance in this regard. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

•
the joint venture faces competition in markets abroad from a range of competitors, including AOL Time Warner, Deutsche Telecom, France Telecom, Overture Services, Terra Lycos, Scandinavian Online, Sonera Plaza, Tele Denmark, UK Plus, Yahoo!, and other search-targeted marketing, media, telecommunications and portal companies, many of which have greater capital resources, customer agreements and local experience in these markets;

•	the joint venture may fail to offer locally-relevant and popular web directories, which could result in narrower adoption of the directories and lower growth in search queries;

•
the joint venture faces risks associated with conducting operations in many different countries, such as currency fluctuations, government and legal restrictions, privacy and tax laws, cultural or technical incompatibilities and economic or political instability;

•	the joint venture may be unable to generate sufficient advertising and listings revenue to reach operating profitability;

•	the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes; and

•	we may be unable to maintain an effective working relationship with our partner in the joint venture due to differences in business goals, assessment of and appetite for risk, or other factors.

Under our restructured loan arrangement with British Telecommunications, our outstanding indebtedness will be due and payable in March 2003. Although we believe that we will have cash at that time which exceeds the amount of the loan, this may not be the case if our future revenues do not meet expectations, if we fail to maintain operating profitability or if we incur unforeseen expenses. If we do not repay the loan in full or in part, British Telecommunications may exercise its contractual right to take some or all or our equity stake in the BT LookSmart joint venture.

Some of our customers are emerging Internet companies that represent credit risks

We expect to continue to derive a significant portion of our revenues from the sale of listings and advertising to Internet companies. Many of these companies have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our reserve for doubtful accounts receivable as of December 31, 2001 was $3.1 million. We may continue to have these difficulties in the future. If a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search-targeted marketing fees for any reason, our business will suffer.

Our success depends on maintaining and expanding our distribution network of web sites using our directory

Our success depends on our ability to distribute our directories through a network of portals, ISPs, and media companies. Revenues are generated from clickthroughs that users make on advertisers’ listings, and generally, the more traffic from our distribution network, the greater number of clickthroughs we will generate. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we face competition with other search-targeted marketing providers to sign agreements with major portals, ISPs and other traffic sources. We cannot assure you that we will successfully maintain and expand the distribution network on financially favorable terms, if at all. If we are unsuccessful in doing so, the reach of our directories, and consequently our ability to generate revenues, could be seriously harmed.

If we acquire businesses, we will need to expend resources and management time to integration efforts; acquisitions will likely also dilute our existing stockholders

If we are presented with appropriate opportunities, we intend to make acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. In addition, integration of acquired companies into LookSmart could be expensive, time consuming and strain our managerial resources. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets or record impairment of goodwill in connection with future acquisitions, which would adversely affect our operating results.

Our stock price is extremely volatile and you may not be able to resell your shares for a profit

The stock market has recently experienced significant price and volume fluctuations, and the market prices of Internet companies have been extremely volatile. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular;

•	quarterly fluctuations in our operating results;

•	our potential failure to meet analyst expectations on a quarterly basis;

•	changes in ratings or financial estimates by securities analysts;

•	announcements of technological innovations, partnerships, acquisitions or new products or services by us or our competitors;

•
the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or owners of business we have acquired, or the perception that such sales could occur;

•
the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of January 31, 2002, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 22.7 million shares of common stock); or

•	conditions or trends in the Internet that suggest a continuing decline in the growth rates of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits of the case or the outcome.

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

We have developed custom, proprietary software for use by our editors to create the LookSmart directories, and we also use proprietary and licensed software to search the database, distribute the directories and serve advertising to associated web pages. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	substantial increases in editorial activity or the number of listings in our directory;

•	customization of our directory for distribution with particular partners;

•	substantial increases in the number of search queries to our database; or

•	the addition of new products, features or changes in our directory structure.

If we fail to address these issues in a timely manner, we may lose the confidence of advertisers and partners, our revenues may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

The performance of our operating systems is critical to our business and reputation

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

We have agreements with Savvis Communications, Inc. and AboveNet Communications, Inc., to house our networking and web serving hardware equipment. Our networking hardware infrastructure is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Savvis’ and AboveNet’s ability to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure.

We have deployed intrusion detection and firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in event of catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

Recent acquisitions and strategic alliances involving our competitors could hinder the expansion of our distribution network or present competitive challenges

A number of significant acquisitions and other alliances have been completed or announced in the search-targeted marketing business involving some of our competitors, including:

•	the search listings partnership between Microsoft’s MSN and Overture Services, Inc.;

•	the search listings partnership between AOL Time Warner, Inc. and Overture Services, Inc.;

•	Terra Networks, S.A.’s acquisition of Lycos, Inc.;

•	Primedia, Inc.’s acquisition of About.com (including the Sprinks pay-for-placement search listings service); and

•	Yahoo, Inc.’s search partnership with Google.

Although we cannot predict the effect of these transactions and agreements on our business with certainty, these transactions could provide our competitors with significant opportunities to increase traffic on their web sites and expand their service offerings, which could drive down traffic for our network. In addition, these transactions align some of our competitors with companies that are significantly larger and have substantially greater capital, brand, marketing and technical resources than LookSmart. As a result, these competitors may be able to respond more quickly to new technologies and changes in consumer requirements and to develop and promote their products and services more effectively than we can.

We may be unable to execute our business model in international markets

An important component of our strategy is to expand our operations into selected international markets, both through BT LookSmart in Europe and Asia and through our direct offerings of search-targeted marketing services in Australia and Canada. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

•
lower per capita Internet usage and online shopping rates in many countries abroad, due to a variety of factors, which may prevent us from building search queries, clicks and advertising revenues in those countries;

•	earlier-stage Internet advertising markets in foreign markets, which may make it more difficult to build a sufficient customer and revenue base for our international directories;

•
competition in international markets from a broad range of competitors, including United States and foreign search engines, ISPs and portals, many of which have greater financial resources and local experience than we have;

•	uncertainty of market acceptance in new regions due to language, cultural, technological or other factors;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services;

•	unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	foreign economic and currency fluctuations.

Our failure to address these risks adequately could inhibit or preclude our efforts to expand our business in international markets.

Our future success depends on our ability to attract and retain key personnel

Our future success depends, in part, on the continued service of our key management personnel, particularly Evan Thornley, our Chairman and Chief Executive Officer. The loss of the services of Mr. Thornley, or the services of other key employees, could adversely affect our business. LookSmart does not have an employment agreement with Mr. Thornley, and he does not have stock options or restricted stock subject to vesting based on continued service.

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

We may face liability for intellectual property claims or other information contained in our listings, and these claims may be costly to resolve

We make listings information and links available to end users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the listings in our database infringe any proprietary rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We or our distribution partners could be subject to claims for defamation, invasion of privacy, trademark infringement, product liability or other theories based on our listings and services. These types of claims have been brought, sometimes successfully, against online service providers in the past. In addition, we are obligated under some agreements to indemnify our partners as a result of claims that our listings or services infringe on the rights of others. Even if such claims do not result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all, and our contractual rights to indemnification from advertisers may not be sufficient to cover the costs we incur.

Our business prospects depend on the continued growth in the use of the Internet

Our business is dependent upon continued growth in the use of the Internet as a medium for search-targeted marketing, advertising and commercial transactions. Internet usage for these purposes may not grow at projected rates for various reasons, such as:

•	user inability or frustration in locating and accessing required information;

•	actual or perceived lack of security of information;

•	limitations of the Internet infrastructure resulting in traffic congestion, reduced reliability or increased access costs;

•	inconsistent quality of service;

•	increased government regulation, such as tax or privacy laws;

•	deteriorating economic conditions in target markets and reduced disposable income among Internet users;

•	uncertainty regarding intellectual property ownership and rights on the Internet; and

•	lack of appropriate communications equipment.

If these factors negatively affect the growth in the commercial use of the Internet, our business could be harmed.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their use of personal information. Any laws imposed to protect the privacy of Internet users may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

As is typical with most web sites, our web site places information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific users with a particular advertisement and to limit the number of times a user is shown a particular advertisement. Although some Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

We and some of our partners or advertisers retain information about our users. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our partners or advertisers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of the Internet and our company

Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us or our advertisers to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. However, new or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. Any of these events could have an adverse effect on our business and results of operations.

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

As of December 31, 2001, our executive officers, directors and significant stockholders collectively owned approximately 36.1% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they could have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

Provisions of Delaware corporate law and provisions of our charter and bylaws may discourage a takeover attempt

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

ITEM 2.     PROPERTIES

Our headquarters are located in 137,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew the lease for two additional five-year periods after the initial lease term of ten years expires. In May 2001 and July 2001, we subleased approximately 30,000 square feet of space at our headquarters facility to third parties for terms of up to three years. In January 2002, we subleased an additional 16,000 square feet of space in this facility until December 2002. The rent received on two of the three subleases is in excess of our obligation under the original lease.

We lease a number of smaller facilities in New York, Los Angeles, Melbourne, Paris, Sydney, Montreal and Tokyo. These facilities have various lease terms extending as far as May 2009.

ITEM 3.     LEGAL PROCEEDINGS

In August 2000, the Federal Trade Commission began an inquiry into our information collection practices on our Inside the Web web site. Inside the Web, or ITW, is a general audience web site that hosts free message boards created by third parties. The inquiry focused on whether we have complied with the requirements of the Children’s Online Privacy Protection Act in maintaining areas of the ITW site that were allegedly directed to children. In March 2001, LookSmart and the FTC resolved the matter and executed a consent decree which requires us to place additional notices on our web properties regarding online privacy and to pay civil monetary penalties of $35,000. In March 2001, we voluntarily ceased operating the ITW site as a part of the corporate restructuring announced in January 2001.

We are not a party to any other material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. Chess Depository Interests, or CDIs, which are freely exchangeable for common stock at a rate of 20 CDIs per share of common stock, are quoted on the Australian Stock Exchange under the symbol “LOK.” The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

	HIGH	LOW
Fiscal 1999:
Third quarter (from August 20)	$40.50	$16.25
Fourth quarter	$42.06	$24.38
Fiscal 2000:
First quarter	$72.00	$26.56
Second quarter	$45.94	$12.50
Third quarter	$25.50	$11.13
Fourth quarter	$11.38	$1.72
Fiscal 2001:
First quarter	$4.06	$1.13
Second quarter	$2.23	$0.84
Third quarter	$1.09	$0.31
Fourth quarter	$1.89	$0.33

LookSmart had approximately 612 holders of record of common stock as of December 31, 2001. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Report of Offering of Securities and Use of Proceeds Therefrom

On August 20, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-80581) registering the initial public offering of 8,855,000 shares of our common stock at an offering price of $12.00 per share. The initial public offering was managed by Goldman, Sachs & Co., BancBoston Robertson Stephens and Hambrecht & Quist. Gross proceeds of the offering, including the underwriters’ exercise of the over-allotment option, were approximately $106.3 million. Net proceeds to LookSmart for the offering, after deducting commissions, fees and expenses related to the offering, were approximately $96.9 million. As of December 31, 2001, a portion of the net proceeds had been used for general corporate purposes, including working capital, marketing and promotional activities, expanded operations, new product development and payroll costs. The remaining proceeds were invested in short-term investments in order to meet anticipated cash needs for future working capital.

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

(21)  On February 28, 2002, we exercised an option to convert a technology license from Viator Ventures, Inc. from a non-exclusive license to an exclusive license. In connection with the exercise of the option, we issued 300,000 shares of common stock to Viator Ventures.

(22)  From our incorporation to March 1, 2002, we issued options to purchase an aggregate of 41,904,997 shares of common stock with exercise prices ranging from $0.00953 to $68.4375 per share. From our incorporation to March 1, 2002, options to purchase 7,868,801 shares of common stock have been exercised for an aggregate consideration of $3,579,869.

(23)  From our incorporation to March 1, 2002, we issued warrants to purchase an aggregate of 17,832,140 shares of preferred and common stock with exercise prices ranging from $0.00017 to $7.50 per share. From our incorporation to March 1, 2002, warrants to purchase 15,819,320 shares of preferred and common stock have been exercised for an aggregate consideration of $2,521,906.

There were no underwriters employed in connection with any of the foregoing transactions.

The issuances of securities described in (1)-(13), (16)-(21) and (23) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2), Regulation D and/or Regulation S of the Securities Act as transactions by an issuer not involving a public offering or the offer and sale of securities to non-U.S. investors. The issuance of securities described in (14) and (15) were deemed to be exempt from registration in reliance on Sections 4(2) and 4(6) of the Securities Act. The issuances of securities described in (22) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended
	December 31, 1997	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$949	$8,785	$48,865	$112,622	$85,046
Gross profit	519	7,199	41,947	94,965	64,986
Total operating expenses	7,848	19,097	109,065	143,201	106,795
Net loss	(7,514)	(12,858)	(64,663)	(62,590)	(59,567)
Net loss per share—basic and diluted	$(0.08)	$(0.68)	$(1.42)	$(0.70)	$(0.65)
Shares used in per share calculation—basic and diluted	91,589	18,790	45,518	89,111	91,815

	December 31, 1997	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001
Balance Sheet Data:
Working capital (deficit)	$(1,125)	$(6,507)	$82,688	$87,630	$34,679
Total assets	2,275	14,090	161,519	182,396	86,102
Long-term debt and capital lease obligations, net of current portion	1,500	1,500	1,423	51,214	35,777
Total stockholders’ equity (deficit)	$(453)	$(1,261)	$119,552	$79,222	$23,644

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion and introduction of additional services, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Business—Risk Factors”.

Overview

LookSmart is a global leader in search-targeted marketing, helping online and offline businesses find qualified leads on the Internet through search. LookSmart has built 33 directories spanning 27 countries or regions, including those directories which are owned by BT LookSmart. These directories include more than 2.9 million high-quality web site listings aggregated by editors and categorized within the directories. LookSmart directories are distributed through its network of leading Internet portals, ISPs and Internet media companies. By providing its directories through a network of partners, LookSmart enables businesses to gain access to qualified customers at the moment that they are searching for relevant products, services and information.

Revenues and Cost of Revenues

LookSmart has four operating segments: listings, advertising, licensing, and ecommerce.

Listings.    The Company’s listings revenues are derived from LookListings and Small Business fees and affiliate partner commissions. LookListings fees result from placement of URLs using the Company’s Featured Listings, Directory Listings or Index Listings products. Small Business fees result from a one-time review of customers’ web sites and provision of customized features for their listings. Affiliate partner commissions are derived from the Company’s affiliates program, in which affiliate vendors pay the Company for referral of Internet traffic.

The Company’s costs of listings revenue are the distribution fees paid to partners based on LookListings “cost-per-click” revenues when there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these clicks and revenues. In contrast, payments made to distribution partners for our Small Business revenues are reflected as a sales and marketing expense due to LookSmart branding associated with the purchase of these products. The costs associated with affiliate partner commissions are the fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. We expect payments to our distribution partners to increase as we expand our business.

We expect listings revenues to continue to grow both in absolute dollars and as a proportion of our overall revenues as search-targeted marketing continues to be adopted by customers as an effective marketing tool. However, as described in Item 1—Business “Risk Factors,” listings revenues may fluctuate due to various factors on a short-term or long-term basis.

Advertising.    The Company’s advertising revenues are typically derived from two to four month agreements requiring the Company to serve a minimum number of advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements, and we are able to charge premiums on some categories based on advertisers’ perceptions of the associated economic value. This value is derived from the location of the advertisement on the page, the targeting by category or keyword and the size of the audience requesting the page.

The principal components of cost of advertising revenues are personnel costs of our in-house advertising employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising agencies. Our costs of advertising revenues are generally fixed, at least in the short term, and cannot be expected to track short-term fluctuations in advertising revenues. To the extent that advertising costs do not track changes in advertising revenues, fluctuations from this revenue source will have a disproportionate impact on net income or loss.

Advertising revenues, both on absolute terms and relative to total revenues, have declined over the past year. We expect this trend to continue as marketers shift to more targeted marketing and advertising approaches, as described in the discussion of listings revenues.

Licensing.    We license our database content to some of our partners, predominantly Microsoft. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners.

Ecommerce.    The Company’s ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis if the Company acts as the principal in the transactions. Associated direct product costs are reported as cost of revenues.

Effective April 1, 2001, LookSmart renegotiated its contract with Guthy-Renker, which supplies a majority of the products offered for sale through LookSmart’s ecommerce channels. As a result of the new contract terms, LookSmart no longer assumes inventory risk on Guthy-Renker products and records only the commissions from sales to customers. This change has caused ecommerce revenues and cost of revenues to decline significantly. The contract with Guthy-Renker will expire in April of 2002 and, as a result, LookSmart does not expect to show significant revenue or costs for this segment after that time.

Operating Expenses

We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

Sales and Marketing.    Sales and marketing expenses primarily consist of payments to distribution partners for directing online users to the LookSmart directories and referring Small Business customers. Distribution costs can exhibit significant fluctuations from period to period depending on the rates and other contract terms and volume. Further, distribution costs as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between LookSmart and its distribution partners. We expect payments to our distribution partners to increase as we expand our distribution.

Sales and marketing expenses also include salaries and associated costs of employment for the Company’s sales force, sales administration and customer service staff; overhead; facilities; allocation of depreciation; amortization of unearned compensation; and provisions for uncollected trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Due to the one-time nature of these advertising expenditures, we expect that sales and marketing expenses will continue to fluctuate from period to period.

Product Development.    Product development costs include all costs related to development and engineering of new products and continued development of our editorial databases. These costs include salaries and associated costs of employment, overhead, facilities and amortization of unearned compensation. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized as required by generally accepted accounting principles. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development costs are relatively fixed in the short term, but are expected to increase in the future as the Company continues to invest in this area.

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

Amortization of Goodwill and Intangibles.    LookSmart amortized goodwill and intangibles as a result of the purchase of intellectual property at its inception in 1996, the BeSeen.com acquisition in October 1998 (through December 31, 2001), the Guthy-Renker Internet asset purchase in April 1999 (in total through March 31, 2001 and the remaining portion through December 31, 2001), the ITW NewCorp asset purchase in June 1999 (through December 31, 2000), the Futurecorp investment made in December 1999 and in July 2000 (through December 31, 2001), and the Zeal Media, Inc. acquisition in October 2000.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company will adopt the new Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), effective January 1, 2002. SFAS No. 142 revises the accounting for goodwill and other intangible assets by disallowing the amortization of goodwill, but instead establishes accounting for the impairment of goodwill and other intangible assets based upon the fair value of the assets. As a result of this implementation, $2.3 million of amortization expense for goodwill will not be recorded in 2002. The Company has not yet determined if there will be any impairment charge for goodwill as the result of implementing SFAS No. 142.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. In April 2001, LookSmart recognized an impairment charge related to goodwill from the Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized a goodwill impairment charge related to the BeSeen.com acquisition, the Futurecorp investment, and the remaining goodwill from the Guthy-Renker purchase due to a decision to exit these non-core businesses.

Income Taxes.    Although we are not yet profitable on a consolidated basis, tax charges are incurred in connection with our operations in foreign jurisdictions.

Critical Accounting Policies

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgment on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements which appear in Item 8 in this Form 10-K for additional information about these and other accounting policies used in the preparation of the financial statements.

Investments.    The Company accounts for investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) and management has determined that all investments should be classified as “available-for-sale”. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of comprehensive income (loss) in stockholders’ equity, net of tax. Management reviews the estimated fair value of the securities quarterly. The determination of whether the decline in the fair value of a security is other than temporary and therefore should be recognized as a loss requires judgment based on an evaluation of the company that issued the security as well as market conditions.

Internal Use Software and Web Site Development Costs.    The Company accounts for internal use software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project.

The Company capitalizes certain costs incurred in the development of its web sites in accordance with Emerging Issues Task Force (EITF) Issue No. 00-02 Consensus, “Accounting for Web Site Development Costs.” These are costs incurred during the infrastructure, graphics and content development stages.

Management judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and determining the estimated useful lives over which the costs are amortized.

Goodwill and Intangible Assets.    Goodwill and intangible assets consist of the excess of the purchase price paid over the fair market value of identified intangible and tangible net assets of acquired companies. The majority of goodwill and intangible assets were amortized over five years, the period of expected benefit. Valuation of goodwill and intangible assets was reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Cash flow forecasts used in evaluation of goodwill and intangibles were based on trends of historical performance and management’s estimate of future performance.

Asset Impairment.    SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In such circumstances, the amount of impairment is measured as the difference between the estimated fair market value of the asset and its carrying amount. The estimate of fair market value of the assets includes assumptions and estimates on the part of management as to the nature and amount of cash flows as well as the appropriate discount rate to use in discounting the cash flows.

Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” The disclosure provisions of SFAS No.123 include judgments upon the part of management as to the expected lives of the outstanding options. Management has based the estimated useful life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well. As the market price of the Company’s common stock increases, the Company will incur compensation charges in connection with the variable options described in Note 7 to the Financial Statements.

Revenue Recognition.    The Company generates revenues from listings, advertising, licensing and ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. In some cases, there is also an upfront and maintenance fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer.

Advertising revenues are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s or its partners’ online properties.

Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

The Company’s ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, “Reporting Gross Revenue vs. Net”, revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal and on a net basis for transactions in which the Company acts as an agent. Revenue is recognized at the time goods are shipped.

In most cases, delivery of the services or merchandise is readily determinable. However, determination of collectibility requires significant judgment on the part of management and includes performing credit evaluations of customers, both initially as well as on an ongoing basis. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects managements’ judgment based on this ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments.

Results of Operations

The following table sets forth, for the periods indicated, line items from LookSmart’s consolidated statements of operations as percentages of revenues:

	Year Ended December 31,
	1999	2000	2001
Revenues:
Listings	—%	9%	42%
Advertising	45	58	29
Licensing	39	17	18
Ecommerce	16	16	11

Total revenues	100	100	100
Cost of revenues:
Listings	—	1	11
Advertising	6	5	6
Ecommerce	8	10	7

Total cost of revenues	14	16	24

Gross profit	86	84	76
Operating expenses:
Sales and marketing	127	76	48
Product development	64	32	34
General and administrative	21	12	13
Amortization of goodwill and intangibles	11	7	9
Asset impairment and restructuring charges	—	—	21

Total operating expenses	223	127	125

Loss from operations	(137)	(43)	(49)
Non-operating income (expense), net	6	(13)	(21)

Loss before income taxes	(131)	(56)	(70)
Income taxes	1	—	—

Net loss	(132)%	(56)%	(70)%

2001 Compared to 2000

Revenues

Listings.    Listings revenue was $35.7 million for the year ended December 31, 2001, representing a 247% increase over revenue of $10.3 million for 2000. The growth is due to our successful broadening of our LookListings suite of products, continuing increases in our distribution network, our sales and marketing efforts to promote these new products and the products’ focus on search-targeted marketing. Listings revenue accounted for 42% of total revenues in 2001, an increase from 9% in 2000, and represented the largest revenue segment for LookSmart for the last three quarters of 2001.

Advertising.    Advertising revenue was $24.9 million for the year ended December 31, 2001, representing a 62% decrease over revenue of $64.7 million for 2000. The decrease in advertising revenues is attributable to the downturn in the online advertising market and reduced demand and prices for these products.

Licensing.    Licensing revenue was $14.9 million for the year ended December 31, 2001, representing a 24% decrease fromrevenue of $19.6 million for 2000. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links ordered by Microsoft in 2000 in support of a major re-launch and marketing campaign of its portals. In 2001, the Microsoft activity returned to its normal levels. The decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

Ecommerce.    Ecommerce revenue was $9.5 million for the year ended December 31, 2001, representing a 48% decrease from revenue of $18.1 million for 2000. The decrease is predominantly a result of a change in the way that revenue is recognized under the contract with Guthy-Renker. Due to contractual changes in April 2001, which essentially removed any inventory risk for LookSmart, the Company records as revenues only the commissions on sales to customers, rather than the gross sale to customers for Guthy-Renker products. The contract with Guthy-Renker will expire in April 2002 and as a result LookSmart does not expect to show significant revenue or costs for this segment after that time.

Cost of Revenues

Listings.    Listings cost of revenues was $8.9 million for the year ended December 31, 2001, representing a 585% increase over cost of revenue of $1.3 million for 2000. The increase in listings cost of revenues is primarily attributable to the growth in partner distribution expenses for the listings products. The costs were unusually low during 2000 because the corresponding revenues were low. In 2001, costs have increased as the listings business matured and became an ongoing activity. Listings costs are generally variable, based on revenue shared with distribution partners.

Advertising.    Advertising cost of revenues was $5.4 million for the year ended December 31, 2001, representing a 2% decrease over cost of revenue of $5.5 million for 2000. The decrease in advertising cost of revenues is primarily attributable to the decline in the commission expense associated with the resale of advertising contracts that existed in 2000, partially offset by an increase in the costs of our in-house advertising employees and related expenses in the first half of 2001. Since our costs of advertising revenues are generally fixed in the short-term, they cannot be expected to track declines in advertising revenue.

Ecommerce.    Ecommerce cost of revenues was $5.8 million for the year ended December 31, 2001, representing a 46% decrease over cost of revenue of $10.8 million for 2000.The decreases are predominantly a result of a contractual change with Guthy-Renker. Effective April 2001, the Company no longer records costs of revenue for Guthy-Renker products since it records only commissions on sales rather than the sale itself. See the discussion above entitled “Revenues and Cost of Revenues—Ecommerce”. The decreases were partially offset by higher costs for shipping and fulfillment.

Operating Expenses

Sales and Marketing.    Including charges for amortization of unearned compensation and depreciation, sales and marketing expenses decreased as follows (dollar figures are in millions):

	Year Ended December 31,		% change
	2000	2001
Sales and Marketing Expense	$85.8	$41.2	(52%)
As % of Revenue	76%	48%

The decline in annual expense as well as expense as a percentage of revenues was driven primarily by an overall decrease in distribution costs, termination of distribution agreements, a reduction in employee related expenses resulting from the January 2001 restructuring, and reduced corporate marketing and branding related spending. In the short term, we anticipate that expenses in this area will continue to decline as the full period impact of our lowered distribution costs is realized, but may increase again as the Company increases distribution in future years.

Product Development.    Including charges for amortization of unearned compensation and depreciation, product development expenses changed as follows (dollar figures are in millions):

	Year Ended December 31,		% change
	2000	2001
Product Development Expense	$36.7	$29.0	(21%)
As % of Revenue	32%	34%

The decrease in annual expense was driven by the overall decrease in employee related expenses resulting from the January 2001 restructuring. The increase in expense as a percentage of revenues resulted from a larger decline in total revenues for the year relative to LookSmart’s continued investment in product development activities. In the last half of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment will enhance the Company’s ability to track and report to its customers the effectiveness of its advertising and listings products. We anticipate that product development costs will remain constant as a percentage of revenue in 2002.

General and Administrative.    Including charges for amortization of unearned compensation and depreciation, general and administrative expenses changed as follows (dollar figures are in millions):

	Year Ended December 31,		% change
	2000	2001
General and Administrative Expense	$13.3	$11.4	(14%)
As % of Revenue	12%	13%

The decrease in annual expense was driven by the overall decrease in employee related expenses resulting from the January 2001 restructuring and continuing cost management. The increase in general and administrative expense as a percentage of revenues resulted from a larger decline in total revenues in each period in proportion to the relatively fixed nature of general and administrative costs required to support the organization. We anticipate that general and administrative costs will remain constant in absolute dollars in 2002.

Amortization of Goodwill and Intangibles.    LookSmart amortized goodwill and intangibles as a result of the purchase of intellectual property, assets, investments and acquisitions. The amortization charge on these assets decreased slightly from $7.5 million in 2000 to $7.4 million in 2001. The decrease was due to the reduced amortization resulting from the write-off of Inside the Web and Guthy-Renker goodwill in the first half of 2001, partially offset by increased amortization resulting from LookSmart’s additional investment in Futurecorp and the acquisition of Zeal Media, Inc during 2000. Beginning in 2001, amortization of goodwill of $2.3 million will stop, in accordance with the adoption of SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 8 in this Form 10-K). Amortization expense for intangible assets will continue in 2002 as they have determinable lives. The Company has not yet determined if there will be any impairment charge for goodwill as the result of implementing SFAS No. 142.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction of staff by 172 employees ($2.2 million in severance and related employee payments). In April 2001, the Company recorded an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized goodwill impairment charges totaling $6.1 million due to the decision to exit certain non-core businesses. The charges consisted of write-offs of goodwill from the BeSeen.com acquisition ($1.0 million), the Futurecorp investment ($2.1 million), and the remaining goodwill from the Guthy-Renker purchase ($3.0 million). Asset Impairment and Restructuring Charges for the year ended December 31, 2001 represented 21% of revenues. LookSmart incurred no Asset Impairment and Restructuring Charges in 2000.

Non-Operating Income (Expense)

Other Income (Expense), Net.    Other income and expense primarily includes realized gains or losses on investments. Net other expenses for the year ended December 31, 2001 totaled $153,000. In 2000, the Company recorded $1.8 million in other expense, primarily due to recognizing non-temporary declines in the values of investments in marketable securities.

Interest Income.    Interest income includes income from our cash, cash equivalents and investments. Interest income decreased by 51% to $3.5 million for the year ended December 31, 2001 compared to $7.2 million in 2000. The decrease was driven primarily by lower overall interest rates and lower cash and investment balances.

Interest Expense.    Interest expense primarily includes interest expense on our debt and capital lease obligations. Interest expense increased by 24% to $11.3 million for the year ended December 31, 2001 compared to $9.1 million in 2000. The increase was driven primarily by interest expense related to the $50.0 million loan from British Telecommunications, which started in February 2000.

Share of Joint Venture Income (Expense), Net.    Share of Joint Venture Income (Expense), Net includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $9.6 million of expense for the year ended December 31, 2001, a decrease in expense of 12% compared to $10.9 million recorded during 2000. The decrease is a result of BT LookSmart’s combined revenue growth and reduced expenses, partially offset by two additional months of net loss activity factored into the 2001 numbers as the BT LookSmart joint venture commenced operations in late February 2000.

Minority Interest.    For the year ended December 31, 2001, the Company recognized minority interest of $104,000 related to income earned by Futurecorp, a subsidiary in which LookSmart has a 52.8% interest. For the comparable period in 2000, the Company recorded a credit of $519,000 related to losses of Futurecorp. See Note 17—Subsequent Events for a discussion of the sale in the first quarter of 2002 of the Company’s investment in Futurecorp.

Income Taxes

LookSmart recorded income tax expense of $134,000 for the year ended December 31, 2001 compared to expense of $163,000 in 2000. Income tax expense is associated with our Australian and European operations.

2000 Compared to 1999

Revenues

Our net revenues increased 130% to $112.6 million in 2000 compared to $48.9 million in 1999. Advertising revenues increased to $64.7 million in 2000, an increase of 193% over the $22.1 million recognized in 1999. This increase was attributable to increased traffic, better inventory management, higher yields and new syndication agreements. Licensing revenue increased to $19.6 million in 2000, an increase of 2% over the $19.3 million recognized in 1999, primarily due to an amendment to the Microsoft agreement providing for our delivery of additional URLs in the second half of 2000. Ecommerce revenues were $18.1 million, an increase of 140% over the $7.5 million recognized in 1999. This increase was primarily due to the full-year impact of selling Guthy-Renker products and to intensified branding and web site exposure of the products from a variety of new media sources, including the LookSmart family of partners and syndicates. In 2000, listings revenue was $10.3 million. There was no listings revenue in 1999.

As a percentage of total revenues, advertising revenues increased to 58% in 2000 compared to 45% of total revenues in 1999. Licensing revenues as a percentage of total revenues decreased to 17% in 2000 compared to 39% of total revenues in 1999. In 2000, 16% of total revenues were generated by ecommerce, compared to 16% of total revenues in 1999. In 2000, 9% of total revenues were generated by listings revenues whereas there were no listings revenues in 1999.

Cost of Revenues

Cost of revenues increased 155% to $17.7 million in 2000 compared to $6.9 million in 1999. Of this increase, $10.8 million was attributable to ecommerce product costs paid to Guthy Renker and other suppliers, for merchandise sold online. Cost of advertising revenue increased 93% to $5.5 million in 2000 from $2.9 million in 1999. This increase was the result of increased depreciation on computer hardware and software capital expenditures, increased salaries and benefits costs for additional employees in advertising operations, and the increase in costs associated with the resale of unbranded inventory on partner sites. Cost of listings revenue was $1.3 million in 2000. There was no cost of listing revenues during 1999 as we recognized no listings revenue until January 2000.

As a percentage of total revenues, total cost of revenues increased to 16% in 2000 compared to 14% in 1999. As a percentage of advertising revenues, cost of advertising and syndication revenues decreased to 9% in 2000 compared to 13% in 1999. This decrease was primarily attributable to economies of scale associated with higher traffic volume and higher yields on saleable traffic. Cost of ecommerce revenues was 60% of ecommerce revenues in 2000 compared to 54% in 1999, due primarily to the sale of the Choicemall business, which yielded higher gross margins. Cost of listings revenue was 12% of listings revenue during 2000. This revenue stream did not exist in the prior year.

Operating Expenses

Sales and Marketing.    Including charges for amortization of unearned compensation, sales and marketing expenses increased 39% to $85.8 million in 2000 from $61.9 million in 1999. As a percentage of revenues, sales and marketing expenses decreased to 76% in 2000 from 127% in 1999. The dollar increase in sales and marketing expense is primarily attributable to growing distribution costs, including payments to Netzero, Netscape and AltaVista, as well as other ISP’s and Internet portals, and increased compensation expense associated with the growth of the Company’s sales force.

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

Amortization of Goodwill and Intangibles.    We amortized goodwill and intangibles as a result of the purchase of intellectual property at our inception in 1996, the BeSeen.com acquisition in October 1998, the Guthy-Renker Internet asset purchase in April 1999, the ITW NewCorp asset purchase in June 1999, the Futurecorp investment completed in December 1999 (and subsequent investment made in July 2000), and the Zeal Media, Inc. acquisition made in November 2000. Amortization of these assets increased 38% to $7.5 million in 2000 from $5.4 million in 1999. The dollar increase was due to our additional investment in Futurecorp and our acquisition of Zeal Media during 2000.

Non-Operating Income (Expense)

Other Income (Expense), Net.    Other net income (expense) primarily includes realized gains (losses) on investments and foreign exchange gains (losses) arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar. We recorded other net expenses of $1.8 million in 2000 compared to other net expenses of $8,000 in 1999. This increase was primarily driven by our recognizing non-temporary declines in the value of our investments in marketable securities.

Interest Income.    Interest income includes income from our cash, cash equivalents, and investments. Interest income increased by 132% to $7.2 million for the year ended December 31, 2000 compared to $3.1 million in 1999. The increase was driven primarily by higher average cash and investment balances in 2000. The 1999 cash and investment balances were lower during the first two quarters of the year and increased significantly in August 1999 due to the proceeds from the initial public offering of the Company’s stock.

Interest Expense.    Interest expense includes interest expense on our debt and capital lease obligations. We recorded interest expense of $9.1 million in 2000 compared to $172,000 in 1999. The increase in 2000 is primarily due to interest expense related to our $50.0 million loan from British Telecommunications, which started in February 2000.

Share of Joint Venture Income (Expense), Net.    Share of Joint Venture Income (Expense) includes LookSmart’s 50% share of the income (expenses) of BT LookSmart. LookSmart recorded a $10.9 million expense in 2000 in connection with this joint venture. Since BT LookSmart initiated operations in February 2000, there was no related expense in 1999.

Minority Interest.    LookSmart recognized minority interest of $519,000 in 2000 related to LookSmart’s controlling 52.8% investment in Futurecorp.

Income Taxes

We recorded income tax expense of $163,000 in 2000, primarily associated with our Australian operations, compared to $470,000 in 1999, also primarily associated with our Australian operations.

Quarterly Results of Operations

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2001. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(unaudited)
	(in thousands except per share data)
Revenues:
Listings	$631	$1,612	$3,287	$4,731	$6,422	$8,089	$9,140	$12,063
Advertising	12,372	17,582	18,951	15,776	8,869	7,358	5,245	3,469
Licensing	5,367	4,396	6,371	3,484	5,125	2,924	3,421	3,398
Ecommerce	3,130	3,711	4,755	6,466	7,971	525	499	528

Total revenues	21,500	27,301	33,364	30,457	28,387	18,896	18,305	19,458
Cost of revenues:
Listings	—	—	487	781	1,246	1,971	2,321	3,331
Advertising	953	1,134	1,433	2,027	1,317	1,443	1,307	1,325
Ecommerce	1,888	2,277	2,851	3,826	5,009	329	221	240

Total cost of revenues	2,841	3,411	4,771	6,634	7,572	3,743	3,849	4,896

Gross profit	18,659	23,890	28,593	23,823	20,815	15,153	14,456	14,562
Operating expenses:
Sales and marketing	17,280	19,770	23,632	25,118	17,333	9,586	7,832	6,411
Product development	8,986	9,562	9,119	8,991	8,898	6,887	7,441	5,767
General and administrative	3,180	3,363	3,176	3,536	3,333	3,073	2,970	1,993
Amortization of goodwill and intangibles	1,945	1,831	1,612	2,100	2,457	1,979	1,619	1,308
Asset impairment and restructuring charges	—	—	—	—	9,434	2,357	—	6,117

Total operating expenses	31,391	34,526	37,539	39,745	41,455	23,882	19,862	21,596

Loss from operations	(12,732)	(10,636)	(8,946)	(15,922)	(20,640)	(8,729)	(5,406)	(7,034)
Non-operating income (expense), net	(1,004)	(2,184)	(3,928)	(7,075)	(3,885)	(4,972)	(4,796)	(3,971)

Loss before income taxes	(13,736)	(12,820)	(12,874)	(22,997)	(24,525)	(13,701)	(10,202)	(11,005)
Income taxes	47	47	41	28	32	44	(21)	79

Net loss	$(13,783)	$(12,867)	$(12,915)	$(23,025)	$(24,557)	$(13,745)	$(10,181)	$(11,084)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.14)	$(0.26)	$(0.27)	$(0.15)	$(0.11)	$(0.12)

Joint Venture

In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting. Our share of the joint venture’s net income or loss is reported as non-operating income or expense. In December of 2001, the joint venture agreement was amended to allow either party to the joint venture to exercise a call option (the Call), which would require the other party to sell its share of the joint venture for cash to the party initiating the Call. The purchase price would be based upon the fair market value of the joint venture at the time of the Call. There are provisions for negotiations between the two parties providing that either can outbid the other in subsequent Calls, until a sale is concluded. The Call becomes effective in September 2002. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from LookSmart (Barbados) Inc. to the joint venture, effective December 2001.

The agreement establishing the joint venture requires that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, BT extended a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, LookSmart renegotiated the loan and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million carries interest of 15% per annum. In accordance with the restructuring agreement, the new credit facility was used to repay the loan and the previous credit facility and to fulfill the Company’s obligations to fund BT LookSmart. The credit facility and accrued interest are due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. In the event of default, BT may take ownership of the Company’s share of the joint venture.

Liquidity and Capital Resources

LookSmart invests cash pending use in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of December 31, 2001, LookSmart had $44.1 million of unrestricted cash, cash equivalents and short-term investments and $3.7 million of restricted cash. Restricted cash is only available for investment in BT LookSmart ($3.0 million) and as support for a letter of credit ($728,000) related to a loan to purchase insurance.

LookSmart has incurred losses and consumed cash each year since inception. Operating activities used $24.5 million of cash for the year ended December 31, 2001 compared to $38.5 million in the same period in 2000. The improvement in cash used in operating activities is primarily attributable to lower operating expenses caused by lower distribution costs, reduced employee-related expenses resulting from the January 2001 company-wide restructuring, continuing cost management and improved collections from customers, partially offset by repayment of $19.5 million of accrued interest related to the BT loan.

Net cash provided by investing activities was $16.5 million for the year ended December 31, 2001, compared to a use of funds of $38.7 million in the same period in 2000. Investment activity in each of the periods consisted of purchases and sales of investments and fixed assets and funding of the joint venture. During 2001, restricted cash was a net source of funds of $39.6 million compared with a net use of $43.3 million in 2000. The change was due primarily to the reduction in restricted cash caused by the repayment of the $50.0 million BT loan. The funds from the new BT credit facility are primarily classified as unrestricted cash.

Net cash used in financing activities was $14.7 million for the year ended December 31, 2001, compared to a net cash provided in 2000 of $54.0 million. In 2001, the Company restructured its $50.0 million loan with BT by restructuring the indebtedness and accrued interest, resulting in a net outstanding indebtedness of approximately $35.0 million. We also made repayments of $1.0 million on an equipment lease. These uses of funds were partially offset by proceeds from an insurance loan of $1.1 million and $672,000 in proceeds from the issuance of common stock. In 2000, cash was provided primarily by borrowings of $50.0 million from the BT credit facility, proceeds from the issuance of common stock of $4.2 million and loan proceeds of $467,000.

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

Management believes that the Company’s current cash balance is sufficient to meet operating requirements and funding commitments to BT LookSmart for the foreseeable future. However, we expect that we may need to seek additional financing to fund further expansion. We cannot assure you that such financing will be available on reasonable terms. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings. Based on the Company’s current and projected operating results, we expect to have cash on hand that exceeds the amount of the BT loan and accrued interest in March 2003.

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements.

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of December 31, 2000 or 2001. The Company invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in 2001 and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in 1999, 2000 and 2001 was not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its Subsidiaries (the Company) at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/	PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 23, 2002
except Note 17, which is as of March 7, 2002

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$52,617	$29,766
Cash and cash equivalents (restricted)	43,297	3,728
Short term investments	2,979	14,346
Trade accounts receivable, net of allowance for doubtful accounts of $4,195 and $3,109 at December 31, 2000 and 2001	18,307	9,294
Trade accounts receivable from related party	977	526
Due from related party	2,608	380
Prepaid distribution costs	4,673	405
Prepaid expenses	3,045	1,739
Inventory	1,534	29
Other current assets	429	588

Total current assets	130,466	60,801
Property and equipment, net	13,259	10,272
Security deposits	2,902	2,878
Goodwill and intangible assets, net of accumulated amortization of $14,146 and $3,512 at December 31, 2000 and 2001	31,895	9,969
Investment in BT LookSmart joint venture	1,759	1,447
Other assets	2,115	735

Total assets	$182,396	$86,102

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,414	$2,323
Other accrued liabilities and notes payable	20,537	14,047
Deferred revenue	13,622	9,152
Income taxes payable	512	78
Capital lease obligations—current portion	751	522

Total current liabilities	42,836	26,122
Capital lease obligations	778	—
Long term debt	50,436	35,777
Accrued interest on long term debt	9,033	364
Minority interest	91	195

Total liabilities	103,174	62,458
Commitments (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2000 and 2001; Issued and Outstanding: none at December 31, 2000 and 2001	—	—
Common stock, $.001 par value; Authorized: 200,000 at December 31, 2000 and 2001; Issued and Outstanding: 91,569 and 93,004 at December 31, 2000 and 2001	92	93
Additional paid-in capital	234,539	234,841
Other deficit	(4,884)	(1,198)
Accumulated deficit	(150,525)	(210,092)

Total stockholders’ equity	79,222	23,644

Total liabilities and stockholders’ equity	$182,396	$86,102

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Revenues:
Listings	$—	$10,261	$35,714
Advertising	22,076	64,681	24,941
Licensing	19,255	19,618	14,868
Ecommerce	7,534	18,062	9,523

Total revenues	48,865	112,622	85,046
Cost of revenues:
Listings	—	1,268	8,869
Advertising	2,870	5,547	5,392
Ecommerce	4,048	10,842	5,799

Total cost of revenues	6,918	17,657	20,060

Gross profit	41,947	94,965	64,986
Operating expenses:
Sales and marketing (inclusive of amortization of unearned compensation of $2,781, $1,453 and $1,652 in 1999, 2000 and 2001, respectively)	61,863	85,800	41,162
Product development (inclusive of amortization of unearned compensation of $4,837, $958 and $1,170 in 1999, 2000 and 2001, respectively)	31,430	36,658	28,993
General and administrative (inclusive of amortization of unearned compensation of $2,248, $1,034 and $414 in 1999, 2000 and 2001, respectively)	10,330	13,255	11,369
Amortization of goodwill and intangibles	5,442	7,488	7,363
Asset impairment and restructuring charges	—	—	17,908

Total operating expenses	109,065	143,201	106,795

Loss from operations	(67,118)	(48,236)	(41,809)
Non-operating income (expense):
Other income (expense), net	(8)	(1,803)	(153)
Interest income	3,105	7,166	3,490
Interest expense	(172)	(9,129)	(11,295)
Share of joint venture income (expense), net	—	(10,944)	(9,562)
Minority interest	—	519	(104)

Loss before income taxes	(64,193)	(62,427)	(59,433)
Income taxes	470	163	134

Net loss	(64,663)	(62,590)	(59,567)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities during the period	(77)	(255)	334
Change in translation adjustment	77	(185)	(145)

Comprehensive loss	$(64,663)	$(63,030)	$(59,378)

Basic and diluted net loss per share	$(1.42)	$(0.70)	$(0.65)

Weighted average shares outstanding used in per share calculation—basic and diluted	45,518	89,111	91,815

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 1999	26,681	$26	19,459	$19	$21,928	$38	$(23,272)	$(1,261)
Preferred stock series A issued for cash	1,500	2	—	—	531	—	—	533
Preferred stock series C issued for cash, net of costs of $29	12,083	12	—	—	60,332	—	—	60,344
Unearned stock compensation	—	—	—	—	15,135	(15,135)	—	—
Amortization of unearned stock compensation	—	—	—	—	—	9,866	—	9,866
Common stock issued as part of Guthy Renker Acquisition	—	—	2,550	3	11,472	—	—	11,475
Issuance of warrants as part of ITW Acquisition	—	—	—	—	—	4,263	—	4,263
Issuance of warrants with series C preferred stock	—	—	—	—	(1,443)	1,443	—	—
Common stock issued upon exercise of options	—	—	2,616	3	179	—	—	182
Common stock issued as part of IPO, net of offering costs of $9,342	—	—	8,855	9	96,900	—	—	96,909
Preferred stock stock repurchased	(555)	(1)	555	1	—	—	—	—
Conversion of preferred stock to common stock	(39,709)	(39)	39,710	39	—	—	—	—
Common stock issued upon exercise of warrants	—	—	12,465	12	5,687	(4,379)	—	1,320
Common stock issued for Employee Stock Purchase Plan	—	—	57	—	584	—	—	584
Unrealized loss on securities	—	—	—	—	—	(77)	—	(77)
Translation adjustment	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	(64,663)	(64,663)

Balance at December 31, 1999	—	—	86,267	86	211,305	(3,904)	(87,935)	119,552
Common stock issued upon exercise of stock options	—	—	2,911	3	2,737	—	—	2,740
Common stock issued for additional ownership of Futurecorp	—	—	57	—	2,383	—	—	2,383
Common stock issued for Zeal acquisition	—	—	579	1	15,926	—	—	15,927
Common stock issued upon exercise of warrants	—	—	1,414	1	1,822	(1,822)	—	1
Common stock issued for Employee Stock Purchase Plan	—	—	341	1	1,953	—	—	1,954
Unearned compensation—Zeal acquisition	—	—	—	—	—	(3,764)	—	(3,764)
Amortization of unearned stock compensation	—	—	—	—	—	4,004	—	4,004
Recapture of unearned stock compensation upon terminations	—	—	—	—	(1,587)	1,042	—	(545)
Unrealized loss on securities	—	—	—	—	—	(255)	—	(255)
Translation adjustment	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(62,590)	(62,590)

Balance at December 31, 2000	—	—	91,569	92	234,539	(4,884)	(150,525)	79,222
Common stock issued upon exercise of stock options	—	—	1,047	1	331	—	—	332
Common stock released from escrow, related to Zeal acquisition	—	—	68	—	—	—	—	—
Common stock issued upon exercise of Warrants	—	—	2	—	—	—	—	—
Common stock issued for Employee Stock Purchase Plan	—	—	318	—	232	—	—	232
Amortization of unearned stock compensation	—	—	—	—	—	3,344	—	3,344
Recapture of unearned stock compensation upon terminations	—	—	—	—	(261)	153	—	(108)
Unrealized gain on securities	—	—	—	—	—	334	—	334
Translation adjustment	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	(59,567)	(59,567)

Balance at December 31, 2001	—	$—	93,004	$93	$234,841	$(1,198)	$(210,092)	$23,644

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(64,663)	$(62,590)	$(59,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of joint venture loss	—	10,944	9,562
Depreciation and amortization	7,552	12,749	14,070
Amortization of unearned compensation	9,866	3,445	3,236
Asset impairment and restructuring charges—non-cash portion	—	—	14,488
Warrants and other non-cash charges	259	1,382	446
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	(6,124)	(10,552)	9,464
Prepaid expenses	(2,919)	(4,008)	5,574
Inventory	—	(1,534)	1,505
Other assets	(3,375)	(4,129)	2,048
Trade accounts payable	2,677	3,412	(5,091)
Other accrued liabilities and notes payable	8,411	18,467	(15,894)
Deferred revenues	11,571	(5,534)	(4,470)
Minority interest	—	(519)	104

Net cash used in operating activities	(36,745)	(38,467)	(24,525)

Cash flows from investing activities:
Acquisitions	(11,489)	(1,673)	—
Purchase of investments	(28,038)	(2,979)	(14,653)
Proceeds from sale of investments	—	28,566	4,036
Funding to joint venture	—	(12,700)	(9,250)
Restricted cash	—	(43,297)	39,569
Purchases of property and equipment	(11,885)	(6,601)	(3,186)

Net cash provided by (used in) investing activities	(51,412)	(38,684)	16,516

Cash flows from financing activities:
Proceeds from notes	—	467	1,081
Repayment of notes	(1,500)	(31)	(15,442)
Proceeds from loan	—	50,000	—
Proceeds from issuance of preferred stock, net	60,887	—	—
Proceeds from sale of equipment under sale lease-back agreement	2,635	—	—
Repayments on equipment lease	(469)	(637)	(1,008)
Proceeds from exercise of common stock warrants	1,321	—	—
Net proceeds from issuance of common stock	97,676	4,183	672

Net cash provided by (used in) financing activities	160,550	53,982	(14,697)

Effect of exchange rate changes on cash	77	(185)	(145)

Increase (decrease) in cash and cash equivalents	72,470	(23,354)	(22,851)
Cash and cash equivalents, beginning of period	3,501	75,971	52,617

Cash and cash equivalents, end of period	$75,971	$52,617	$29,766

Supplemental disclosure of cash flow information (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

Nature of Business and Principles of Consolidation

LookSmart LTD. (the Company) provides search-targeted marketing services to customers through distribution of proprietary directories to a large number of Internet users through strategic partners, including portals, Internet service providers and Internet media companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, Futurecorp International Pty Ltd, BeSeen.com, Inc., LookSmart Netherlands B.V., LookSmart Holdings (Delaware), Ltd., LookSmart (Barbados), Inc., and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ balances have been reclassified to conform with the current year’s presentation.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of debt and notes payable approximates fair value.

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency is their local currency, are translated into United States dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive loss.

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income(expense). Such exchange gains (losses) amounted to $0, $3,000, and ($14,000) for years ended December 31, 1999, 2000, and 2001, respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

In February 2000, the Company entered into a joint venture agreement with British Telecommunications (BT). On February 15, 2000, the Company borrowed $50.0 million under a credit facility made available by BT. In accordance with the BT LookSmart agreement, all of the drawdowns on the credit facility could be used only for the purpose of funding the BT LookSmart joint venture or repaying the loan. As of December 31, 2000, $6.7 million of the cash drawn down had been used to fund the joint venture and the remainder was classified as restricted cash. During 2001, the Company used $3.5 million of this restricted cash to fund the joint venture and used the remaining amount to repay the loan. (See Note 13.)

On December 7, 2001, the Company restructured the $50.0 million loan and accrued interest under a new credit facility totaling $35.0 million made available by BT. In accordance with the new credit facility, $5.3 million of the facility could be used only for the purpose of funding the joint venture and the remaining $29.7 million was not restricted as to use of the proceeds. The Company used $2.3 million of the restricted proceeds to fund the joint venture during 2001. As of December 31, 2001, $3.0 million of the BT credit facility proceeds are classified as restricted cash. (See Note 13.)

On September 26, 2001, the Company took out a note to fund its insurance policy. This note is secured by a letter of credit, which is secured by a certificate of deposit. At December 31, 2001, a $728,000 certificate of deposit is classified as restricted cash and cash equivalents on the balance sheet (See Note 4.)

Investments

The Company accounts for investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.” Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of comprehensive income (loss) in stockholders’ equity, net of tax.

The Company invests its excess cash in debt instruments of high-quality corporate issuers. All highly liquid instruments with original maturities greater than ninety days and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2001 the Company’s short-term investments were composed of commercial paper whose estimated fair value approximated cost.

In addition, at December 31, 2000, the Company had an investment in marketable equity securities acquired in connection with the sale of its Choicemall property in May 2000. This investment was considered long-term in nature and was included in other assets. This security was classified as available-for-sale and carried at estimated fair value. The Company disposed of its investment during 2001. (See Note 11.)

At December 31, 2000, the Company held 14.5% of the outstanding voting stock of Dstore Pty Ltd, a privately held company. The investment was accounted for using the cost method. In December 2000, Dstore was acquired by a third party. As consideration the Company received an equity interest in the purchaser and recorded a partial loss on the investment. In 2001, the Company recognized a loss on the remaining investment. (See Note 11.)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventories, consisting of products available for sale, are valued at the lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Software	2 to 3 years

Leasehold improvements are amortized on a straight line basis over the shorter of their estimated useful lives or the lease term.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset’s useful life are capitalized.

Internal Use Software and Web Site Development Costs

The Company accounts for internal use software costs in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

The Company capitalizes certain costs incurred in the development of its web sites in accordance with Emerging Issues Task Force (EITF) Issue No. 00-02 Consensus, “Accounting for Web Site Development Costs.” These are costs incurred during the infrastructure, graphics and content development stages.

The Company’s capitalized software and web site costs were $2.1 million and $2.4 million with related accumulated amortization of $738,000 and $1.7 million at December 31, 2000 and 2001, respectively. Capitalized software and web site costs are included in other assets and are amortized over two years.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of the excess of the purchase price paid over the fair market value of identified intangible and tangible net assets of acquired companies. The majority of goodwill and intangible assets were amortized over five years, the period of expected benefit. Valuation of goodwill and intangible assets was reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Cash flow forecasts used in evaluation of goodwill and intangibles were based on trends of historical performance and management’s estimate of future performance.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed below in “Recently Issued Accounting Pronouncements”, the Company will adopt the new Statement of Financial Account Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), effective January 1, 2002. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill, but instead establishes accounting for the impairment of goodwill and other intangible assets based upon the fair value of the assets.

Asset Impairment

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In such circumstances, the amount of impairment is measured as the difference between the estimated fair market value of the asset and its carrying amount.

As discussed below in “Recently Issued Accounting Pronouncements”, the Company will adopt the new Statement of Financial Account Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144), effective January 1, 2002. SFAS No. 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

Net Loss Per Share

SFAS No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as if converted method for convertible preferred stock and the treasury stock method for options and warrants.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 became effective for the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

The Company generates revenues from listings, advertising, licensing and ecommerce activities. Listings revenues are derived from LookListings and Small Business fees and from affiliate partner commissions. LookListings result from placement of URLs within the Company’s Featured Listings, Directory Listings, or Index Listings. Revenues associated with listings contracts are recognized once collectibility is established, as delivery of services occurs (as specified under the contracts), once all performance obligations have been

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satisfied and when no refund obligations exist. Typically LookListings contracts are paid on a cost-per-click (CPC) basis and are recognized as earned. Small Business fees result from a one-time review of customers’ web sites. The Company recognizes as revenue a one-time review fee upon completion of the review. The Company also provides customized features for customers’ listings and recognizes revenues as the features are delivered. Affiliate partner commissions result from payments to the Company by affiliate vendors for the referral of Internet traffic to their web sites. These commissions are paid on a cost-per-acquired (CPA) basis and are recognized when earned. In some cases, there is also an upfront and maintenance fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer.

Advertising revenues are derived from the sale of advertisements on the Company’s web sites and its distribution affiliates in conjunction with returning search content. Advertising revenues are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s or its partners’ online properties.

Revenues associated with licensing contracts are recognized as delivery occurs as specified under the contracts, all performance obligations have been satisfied, no refund obligations exist and collection is deemed probable. Payments from customers received in advance of delivery are recorded as deferred revenues.

The Company’s ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, “Reporting Gross Revenue vs. Net”, revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal and on a net basis for transactions in which the Company acts as an agent. Revenue is recognized at the time goods are shipped.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $13.0 million, $9.4 million, and $4.2 million for the years ended December 31, 1999, 2000, and 2001, respectively.

Product Development Costs

Costs incurred in the classification and organization of listings within the unique URL database and the development of new products and enhancements to existing products are charged to expense as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Comprehensive Income

The Company has adopted the accounting treatment prescribed by SFAS No. 130, “Comprehensive Income.” The components of the Company’s “Comprehensive income (loss)” include no provision for United States income taxes.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Business Risk

The Company’s short-term investments are managed by one institution. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company maintains a reserve for doubtful accounts receivable based upon expected collectibility of accounts receivable. The Company has advertising contracts with a number of early stage Internet companies that have suffered and may continue to suffer cash flow problems.

One customer in our licensing segment individually accounted for approximately 39%, 15%, and 17% of total revenues for the years ended December 31, 1999, 2000, and 2001, respectively.

For Concentrations of Business Risk, see the Risk Factors section of Item 1—Business.

Segment Information

The Company operates in four segments: listings, advertising, licensing and ecommerce. In the consolidated statements of operations and comprehensive loss, the Company reports revenue and cost of revenues along these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments. As of December 31, 2000 and 2001, accounts receivable by segments are as follows (in thousands):

	December 31,
	2000	2001
Listings	$2,806	$7,336
Advertising	19,260	4,956
Licensing	424	99
Ecommerce	12	12

Total	22,502	12,403
Allowance for doubtful accounts	(4,195)	(3,109)

Accounts receivable, net	$18,307	$9,294

As of December 31, 2000 and 2001, Trade accounts receivable from related party includes $977,000 and $526,000, respectively, receivable from Guthy-Renker which is attributable to the Ecommerce and Advertising segments. Due from Related Party includes $2.6 million and $380,000, respectively, receivable from BT LookSmart which has not been allocated to any of the Company’s segments.

As of December 31, 2000 and 2001, deferred revenue by segments is as follows (in thousands):

	December 31,
	2000	2001
Listings	$309	$329
Advertising	253	330
Licensing	13,060	8,493

Total	$13,622	$9,152

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued two Statements; Statement No. 141, “Business Combinations” (SFAS No. 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the pronouncement as of January 1, 2002 and perform the first of the required impairment tests of goodwill.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.

In November 2001, the FASB Emerging Issues Task Force reached consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor´s Products)” (EITF 01-9). The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amounts paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001.

The Company has not yet determined the effect of the pronouncements on its financial statements, except for SFAS No. 144 (See Note 17.).

2.    Property and Equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2000	2001
Computer equipment	$15,086	$15,948
Furniture and fixtures	1,352	1,413
Software	1,470	3,102
Leasehold improvements	3,022	3,131

	20,930	23,594
Less accumulated depreciation and amortization	7,671	13,322

Property and equipment, net	$13,259	$10,272

Cost related to assets under capital lease obligations at December 31, 2000 and 2001 was $2.6 million. Accumulated depreciation related to assets under capital lease obligations at December 31, 2000 and 2001 was $1.1 million and $2.0 million, respectively.

Depreciation expense was $2.1 million, $5.3 million, and $6.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Other Accrued Liabilities:

	December 31,
	2000	2001
	(in thousands)
Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$1,457	$3,210
Accrued content, connect, and other costs	13,274	8,397
Other	5,806	2,440

	$20,537	$14,047

4.    Notes Payable and Long-term Debt:

In September 1997, the Company issued a note payable for $1.5 million to a stockholder. Interest was charged at the rate of 10% per annum and was payable quarterly starting September 30, 1998. The Company repaid the note in June 1999.

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2001 the balance of this note was $402,000.

In February 2000, in connection with the joint venture agreement with British Telecommunications (BT), BT extended and the Company borrowed the full amount of a $50.0 million credit facility with interest at 20% per annum. In December 2001, the Company renegotiated the terms of the loan with BT and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million carries interest of 15% per annum. In accordance with the restructuring, the new credit facility was used to repay the loan under the previous credit facility and to fulfill the Company’s obligations to fund BT LookSmart. The credit facility and accrued interest are due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. In the event of default, BT may take ownership of the Company’s share of the joint venture.

In September 2001, the Company issued a note payable for $1.1 million to finance an insurance contract. The note bears interest at 4.2% per annum and is payable in equal monthly installments over eleven months, and accordingly is classified as a short-term liability. The balance remaining at December 31, 2001 is $693,000. The borrowing is supported by a letter of credit, which expires on October 1, 2002. The letter of credit may be borrowed against by the holder of the note payable if the Company fails to make the scheduled repayments under the note. There are no commitment fees associated with the letter; however, the Company would pay a fee of five percent of any borrowings against the letter. The letter of credit is supported by a certificate of deposit. (See Note 1-Restricted Cash).

5.    Income Taxes:

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes of $470,000, $163,000 and $134,000 for the years ended December 31, 1999, 2000 and 2001 applies to the Company’s foreign subsidiaries.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax asset:
Net operating losses	$44,879	$61,899
Depreciation and amortization	2,310	9,660
Accruals and reserves	2,128	2,540
Compensation	543	405

Total deferred tax assets	49,860	74,504
Less: valuation allowance	(49,860)	(74,504)

	$—	$—

As of December 31, 2001, the Company has net operating loss (NOL) carryforwards of approximately of $167 million, $109 million and $600,000 for federal, state and foreign tax purposes, respectively. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs is subject to annual limitations through the year 2011 due to a greater than 50% change in the ownership of the Company which occurred during fiscal years 1997 and 1998. These loss carryforwards expire from 2002 to 2017, respectively. Included in the net operating loss carryforwards are losses resulting from the exercise of stock options totaling $39 million and $35 million for federal and state purposes, respectively.

6.    Commitments:

Operating Leases

The Company leases office space under non-cancelable operating leases which expire at various dates through the year 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at December 31, 2001 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year ending December 31:
2002	$4,870	$3,400
2003	4,673	4,036
2004	4,472	3,938
2005	4,595	4,595
2006	4,641	4,641
Thereafter	13,383	13,383

Total	$36,634	$33,993

Rent expense under all operating leases for the years ended December 31, 1999, 2000, and 2001 amounted to $1.9 million, $2.3 million, and $2.7 million (net of sublease income of $0, $2.1 million and $2.3 million), respectively. Under the terms of the primary office lease agreement, the Company has two consecutive options to extend the term, each for a five year period.

Capital Leases

In February 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment with a total commitment of $2.0 million, which is accounted for as a capital lease. The Company has pledged as collateral certain computer equipment. At December 31, 2001 total credit remaining available to the Company under the agreement was $300,000.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment. The Company has pledged as collateral certain computer equipment. At December 31, 2000, the Company had drawn down the entire $898,000 credit available under the terms of the agreement.

No gain or loss was recognized on these transactions. Depreciation on properties sold and leased back has been reflected in accordance with the Company’s normal accounting practices.

Future minimum lease payments under capital leases at December 31, 2001 are as follows (in thousands):

Year ending December 31, 2002	$555

Total minimum lease payments	555
Less: Interest	(33)

Present value of net minimum lease payments	522
Less: current portion	(522)

Capital lease obligation—long-term	$—

7.    Stockholders’ Equity:

Financings

Through April of 1999, the Company issued series A, B, C and 1 Junior convertible preferred stock. Total cash proceeds from the issuance of convertible preferred stock, net of $717,000 issuance costs, amounted to $66.1 million. The Series 1 Junior convertible preferred stock was issued as part of the consideration for the acquisition of BeSeen.com, Inc. On August 19, 1999, LookSmart completed its initial public offering of 8,855,000 shares of common stock at $12.00 per share for proceeds of approximately $96.9 million. Upon closing of the initial public offering, 39,708,978 shares of outstanding convertible preferred stock were converted into common stock.

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2001, no shares of preferred stock were issued or outstanding.

Treasury Stock

In August 1999, the Company repurchased 554,913 shares of Series 1 Junior preferred stock which have been recorded as treasury stock.

Warrants

From 1997 through 1999, the Company issued warrants to purchase 12,444,924 shares of common and preferred shares at exercise prices ranging from $0.00017 to $0.62870 per share. All of these warrants were exercised in 1999. These warrants were issued in connection with preferred stock issuances and acquisitions. The fair values of these warrants are recorded as issuance costs or as part of the related acquisition purchase price.

In 1998, the Company issued warrants to purchase 2,510,412 shares of Series A preferred stock at $0.35625 per share in connection with the issuance of convertible notes payable. During 1999, 1,500,000 of these warrants

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were exercised. The remaining warrants were exercised in 2000. The fair value of the warrants was recorded as interest expense over the period the notes were outstanding.

In 1998, the Company issued a warrant to purchase 1,500,000 shares of common stock at an exercise price of $2.50 per share as part of a strategic alliance. The warrant is currently outstanding and expires in May 2003. The exercise price exceeded the deemed fair value of the underlying stock at the date of grant resulting in no impact on earnings.

In 1998, the Company issued a warrant to purchase up to 480,000 shares of common stock at an exercise price of $0.41833 per share in connection with a financing agreement. The warrant is currently outstanding and expires in September 2003.

In 1999, the Company issued a warrant to purchase 439,999 shares of Series C preferred stock at an exercise price of $5.00 per share for services provided in connection with the Series C financing. The fair value of the warrants was recorded as issuance costs. The warrant was exercised in 2000.

In 1999, the Company granted warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share to two individuals in connection with their employment. As of December 31, 2001, 87,181 of these warrants had been exercised. Of the remaining 32,819 warrants, 14,070 were vested and 18,749 expired since the grant date. These warrants expire in June 2004. In 1999, the Company recorded deferred compensation of $1,218,000 for the difference between the exercise price and the fair market value of the underlying common stock at the date of grant under APB No. 25.

In October 2000, The Company acquired Zeal Media and assumed warrants to purchase 21,188 shares of common stock at exercise prices ranging from $1.51—$9.04 per shares in connection with the acquisition. As of December 31, 2001, 498 of these warrants had expired, leaving 20,690 warrants vested and outstanding. These warrants expire over a range of dates from July 2001 to September 2005. The fair value of the warrants was recorded as part of the purchase price of Zeal. (See Note 10.)

In 2001, warrants to purchase 2,812 shares of common stock were exercised in cashless transactions, which resulted in the issuance of 1,679 new shares of common stock.

As of December 31, 2001, there were outstanding warrants to purchase 2,014,760 shares of common stock, as follows:

Date of grant	Number of warrants	Exercise price per share	Expires
May 1998	1,500,000	$2.50	May 2003
September 1998	480,000	$0.42	September 2003
June 1999	14,070	$1.25	June 2004
October 2000	20,690	$1.51–$9.04	July 2001 to September 2005

Chess Depository Interests

On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol “LOK”. The Company completed the listing in order to enable investors that are required to invest only in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the issuance of the CDIs. Each CDI is exchangeable into 0.05 shares of LookSmart common stock at the option of the holder.

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the Plan). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the Zeal Plan). The Company has reserved 23,594,947 and 26,094,947 shares of common stock for issuance under the Plan and the Zeal Plan at December 31, 2000 and December 31, 2001, respectively. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, directors and consultants.

In February 2001, the Company offered an exchange of options to certain option holders under the 1998 Stock Option Plan. The option holders were allowed to exchange their existing options for options with a lower exercise price of $2.50 per share and were required to surrender certain supplemental options granted in 2000 (Special Options). The terms and conditions of the new options are the same as those under the Plan, except that the option term expires in December 2005 and the options are nonqualified. A total of 5,410,864 options, ranging in price from $4.5313–$68.4375 per share, were cancelled and reissued under this offer and are considered variable options. A total of 2,302,735 Special Options ranging in price from $6.1563–$43.00 were surrendered and cancelled. Under the provisions of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” options that were granted within six months of these cancelled options must be accounted for as variable options. A total of 767,430 options at exercise prices ranging from $0.68–$2.50 per share were granted within six months of this cancellation and therefore are considered variable options.

As of December 31, 2001, 15,834,416 options were outstanding and 3,276,454 shares remained available for grant under the Company’s plans. Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1998	8,931	$0.1026
Granted	6,790	$8.5255
Cancelled	(1,611)	$1.1740
Exercised	(2,624)	$0.0696

Balance at December 31, 1999	11,486	$4.9394
Granted	8,260	$18.868
Assumed	127	$3.652
Exercised	(2,911)	$0.945
Cancelled	(3,431)	$8.976

Balance at December 31, 2000	13,531	$13.264
Granted	15,612	$1.6445
Exercised	(1,047)	$0.3171
Cancelled	(12,262)	$14.7335

Balance at December 31, 2001	15,834	$1.5276

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for employee stock options under APB No. 25 and related Interpretations. For the years ended December 31, 1999, 2000 and 2001, the Company recorded deferred compensation of $15.1 million, $1.0 million and $0, respectively, for stock option grants where the deemed fair value of the option at grant date was in excess of the exercise price.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/01	Weighted Average Exercise Price
$ 0.0095–0.6400	4,198,481	8.78	$0.4949	1,113,781	$0.1638
0.6800–1.2500	2,074,439	9.38	1.1005	384,689	1.1490
1.4375–1.4375	4,215,357	9.20	1.4375	1,150,213	1.4375
1.4900–1.6899	35,291	9.32	1.5159	2,791	1.5073
2.5000–30.8750	5,310,848	4.52	2.5824	2,699,849	2.6354

$ 0.0095–30.8750	15,834,416	7.54	$1.5276	5,351,323	$1.7560

As of December 31, 1999 and 2000, there were 1,840,792 and 3,098,183 options exercisable, respectively.

The following information concerning the Company’s stock options plan is provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000	2001
Expected volatility	104%	132%	131%
Risk-free interest rate	5.05%	5.50%	4.56%
Expected lives (years)	5	5	4.6
Expected dividend yield	—	—	—

The weighted average fair value for options granted was $7.819, $18.3144, and $1.0367 for 1999, 2000 and 2001, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees. The fair value of options granted to consultants is recorded as consulting expense as services are provided and totaled $0; $157,000; and $0 for the years ended December 31, 1999, 2000, and 2001, respectively.

The pro forma net loss for the Company for 1999, 2000 and 2001 is as follows (in thousands, except per share data):

	1999	2000	2001
Net Loss
As reported	$(64,663)	$(62,590)	$(59,567)
Pro forma	$(70,588)	$(107,809)	$(92,800)
Basic and Diluted net loss per share
As reported	$(1.42)	$(0.70)	$(0.65)
Pro forma	$(1.55)	$(1.21)	$(1.01)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In 1999, the stockholders approved the 1999 Employee Stock Purchase Plan. A total of 1,750,000 shares of common stock have been reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. As of December 31, 2001, 717,542 shares have been issued under the 1999 Purchase Plan and 1,032,458 shares remain available for purchase.

8.    Other Equity Items:

Other equity items consists of the following (in thousands):

	December 31,
	2000	2001
Warrants	$913	$913
Unearned Compensation	(5,301)	(1,803)
Unrealized gain /(loss) on securities	(333)	1
Translation adjustments	(163)	(309)

	$(4,884)	$(1,198)

9.    Net Loss Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Numerator—Basic and diluted:
Net loss	$(64,663)	$(62,590)	$(59,567)
Denominator—Basic and diluted:
Weighted average common shares outstanding	45,518	89,111	91,815
Basic and diluted loss per share	$(1.42)	$(0.70)	$(0.65)

Options and warrants to purchase common and preferred shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The dilutive securities included weighted average common stock equivalents relating to stock options and warrants to purchase common shares and are as follows (in thousands):

	As of December 31,
	1999	2000	2001
Options	11,486	13,531	15,834
Warrants	3,072	2,011	2,015

Total dilutive shares	14,558	15,542	17,849

10.    Acquisitions:

All of the transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company’s results of operations since the date they were

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition dates.

On April 9, 1999, the Company acquired certain assets and liabilities of Guthy-Renker Internet, LLC in exchange for $5.0 million cash and 2,550,000 shares of the Company’s common stock. At the date of acquisition, the common shares were valued at $4.50 each. The total purchase price of this transaction was $17.3 million including direct costs and expenses related to the acquisition, of which $17.2 million were allocated to goodwill and intangible assets. During 2001, all of the goodwill associated with the Guthy-Renker purchase was written off. (See Note 12.)

On June 9, 1999, the Company acquired substantially all of the assets and liabilities of ITW NewCorp, Inc. in exchange for $5 million cash and warrants to purchase 420,000 shares of the Company’s common stock at $1.25. At the date of acquisition, the common shares were valued at $11.40 each. The total purchase price of this transaction was $9.3 million, including direct costs and expenses related to the acquisition, all of which were recorded as goodwill. During 2001, all of the goodwill associated with the ITW purchase was written off. (See Note 12.)

On December 30, 1999, the Company acquired stock which controlled 52% of the outstanding voting rights of Futurecorp International Pty Ltd (Futurecorp), a privately held company, for $1,840,000 cash and the committed issuance of 71,870 shares of common stock. In July 2000, the Company subscribed for an additional 70,324 shares in Futurecorp for $580,000 in cash. In August 2000, the Company exercised an option to purchase an additional 125,446 shares of Futurecorp for $414,000 in cash and $276,000 of the Company’s common stock. The Company currently owns stock which controls 53% of the outstanding voting rights of Futurecorp. The Company is entitled to appoint two of the four Futurecorp directors, and through its appointed directors controls four of the total six board votes. At the acquisition date, the Company’s common stock was valued at $27.25 per share. The total purchase price of $5.1 million was allocated to goodwill and intangible assets. During 2001, all of the goodwill associated with the purchase was written off. (See Note 12.) In the first quarter of 2002, the Company disposed of its investment in Futurecorp. (See Note 17.)

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

On March 7, 2001, the Company executed an agreement and plan of merger with WiseNut, Inc. (See Note 17.)

11.    Investments:

In May 2000 LookSmart contributed certain assets and liabilities related to its Choicemall property to QSound Labs, Inc. in exchange for 1,000,000 shares of common stock. At the time of the transaction the shares were valued at $2,094,000 and were classified as other assets. LookSmart sold 375,000 shares of its Qsound investment during 2000 and the remaining 625,000 shares during 2001. In 2000, the Company recorded a net loss of $625,000 to reflect an other than temporary decline in the value of the investment and realized losses on sale of shares of $317,000. In 2001, the Company recognized net losses of $385,000 related to the sale of the investment. These losses are reflected in the other income (expense) section of the statement of operations.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company acquired 14.5% of the outstanding voting stock of Dstore Pty Ltd (Dstore,) a privately held company, for $328,000. This transaction was accounted for as an investment using the cost method of accounting. In December 2000, Dstore was acquired by Harris Scarfe, a third party. In connection with this transaction, LookSmart recorded a realized loss of approximately $238,000. The Company wrote off the remaining $90,000 investment in 2001 when Harris Scarfe filed bankruptcy. This write-off is reflected in the other income (expense) section of the statement of operations.

During 2000, LookSmart recognized a $600,000 loss on its commercial paper (part of short-term investments) to reflect an other than temporary decline in the fair value. The loss was reflected in the other income (expense) section of the statement of operations.

12.    Asset Impairment and Restructuring Charges

Asset impairment and restructuring charges include a $6.0 million write-off of goodwill and capitalized software related to the Inside The Web and LookSmart Live! Services (Advertising and Ecommerce), a $5.4 million impairment of goodwill related to Guthy-Renker (Ecommerce), a $2.1 million impairment of Futurecorp related goodwill (Advertising), a $1.0 million impairment of Beseen goodwill (Advertising), and a $1.2 million write-off of prepaid advertising expenses.

The Inside the Web and LookSmart Live! goodwill and software were determined to be impaired in the first quarter of 2001 when the Company decided to discontinue offering these services. The Guthy-Renker goodwill impairment was related to a charge of $2.4 million in April 2001 when the Company renegotiated the contract with Guthy-Renker. The remaining $3.0 million in goodwill related to the Guthy-Renker acquisition was determined to be impaired in the fourth quarter of 2001 when the Company decided not to renew its contract with Guthy-Renker, which is due to expire in April 2002, and did not expect any significant cashflows from the contract during the period until expiration. The Futurecorp goodwill was determined to be impaired in the fourth quarter of 2001 when the Company entered into negotiations to transfer its remaining interest in Futurecorp to the minority shareholders. (See Note 17.) The revenues associated with Beseen had been declining during 2001, to the point that the operations related to this acquisition were not expected to be profitable in the future. Accordingly, the Company determined that the Beseen goodwill was impaired in the fourth quarter of 2001. In all the cases described above, the fair value of the goodwill was determined to be zero because the Company was terminating its activity related to these assets and expected no significant cashflows from these operations in the future. The prepaid advertising expenses written off in the first quarter of 2001 were determined to have no value due to the termination of the underlying long-term advertising contracts.

Asset impairment and restructuring charges also includes $2.2 million in severance costs related to a workforce reduction of 172 employees from management and operations, which occurred in January 2001. All severance benefits were paid during 2001.

13.    British Telecommunications Joint Venture:

In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have equal equity interests in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company’s share of the joint venture’s net income or loss is reported as non-operating income or expense. In December of 2001, the joint venture agreement was amended to allow either party to the joint venture to exercise a call option (the Call), which would require the other party to sell its share of the joint venture for cash to the party initiating the Call. The purchase price would be based upon the fair

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the party’s share at the time of the Call. There are provisions for negotiations between the two parties, in which either can outbid the other in subsequent Calls, until a sale is concluded. The Call Option becomes effective in September 2002. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from LookSmart (Barbados) Inc. to the joint venture, effective December 2001.

The agreement establishing the joint venture requires that both LookSmart and BT contribute up to $108.0 million in cash through June 2003. Under the agreement, BT extended a $50.0 million non-recourse credit facility accruing interest compounded at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, the Company renegotiated the terms of the loan with BT and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. No gain or loss was recorded for this transaction. The new credit facility of $35.0 million carries interest of 15% per annum. In accordance with the restructuring agreement, the new credit facility was used to repay the loan under the previous credit facility and to fulfill the Company’s obligations to fund BT LookSmart. The credit facility and accrued interest is due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. In the event of default on the loan, BT may take ownership of LookSmart’s share of the joint venture. LookSmart’s funding to the joint venture was $12.7 million and $9.3 million for the years ended December 31, 2000 and 2001, respectively.

The following presents unaudited summary financial information for BT LookSmart as of December 31, 2000 and 2001 and for the period February 15, 2000 (inception) through December 31, 2000 and the year ended December 31, 2001:

	As of December 31,
	2000	2001
	(in thousands)
Current assets	$9,218	$8,984
Non-current assets	3,308	2,326

Total assets	$12,526	$11,310

Current liabilities	$8,805	$8,416
Non-current liabilities	188	—

Total liabilities	8,993	8,416
Stockholders’ equity	3,533	2,894

Total liabilities and stockholders’ equity	$12,526	$11,310

	For the Year Ended December 31,
	2000	2001
	(in thousands)
Revenues	$3,154	$11,309
Cost of revenues	$259	$9,360
Loss from continuing operations	$(21,575)	$(17,661)
Net loss	$(21,889)	$(19,124)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Supplemental Disclosure of Cash Flow Information (in thousands):

	Year Ended December 31,
	1999	2000	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$168	$277	$21,265

Income taxes	$174	$302	$568

Noncash investing and financing activities:
Issuance of stock for acquisitions	$15,738	$16,202	$—

15.    Related Party Transactions:

The Company has a distribution agreement with Guthy-Renker Corporation (GRC), one of the Company’s stockholders. At December 31, 2000 and 2001, the Company had a receivable of $977,000 and $526,000, respectively, from GRC arising from transactions under the distribution agreement. During the years ended December 31, 1999, 2000 and 2001, the Company paid GRC $131,000, $97,000 and $118,000, respectively, for marketing and administrative support. During the years ended December 31, 1999, 2000 and 2001, the Company earned $7.5 million, $14.7 million and $10.0 million, respectively, in revenue from Guthy-Renker.

The Company receives licensing revenues from BT LookSmart for the licensing of LookSmart database content. Revenues from BT LookSmart were $875,000 and $42,000, respectively, for the years ended December 31, 2000 and 2001. As of December 31, 2000 and 2001 the Company had a related party receivable of $2.6 million and $380,000, respectively, from BT LookSmart. These receivables represent reimbursable costs incurred by the Company to provide editorial services to BT LookSmart and have been recorded as an account receivable from a related party.

During the years ended December 31, 2000 and 2001, the Company received $750,000 and $395,000, respectively, from QSound Labs, Inc. for advertising sales. In the second quarter of 2001, the Company sold its equity investment in QSound.

During the years ended December 31, 2000 and 2001, the Company received $1.5 million and $0 from Redband Broadcasting for advertising sales. The Company was a minority owner in Redband Broadcasting in 2000. Redband Broadcasting was dissolved in November 2001.

16.     Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 15% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totalling $697,000, $1.1 million and $942,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events:

Viator Ventures

On February 28, 2002, the Company exercised an option to convert a technology license from Viator Ventures, Inc. from a non-exclusive license to an exclusive license. In connection with the exercise of the option, the Company issued 300,000 shares of common stock and paid $200,000 to Viator Ventures.

FutureCorp

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately $47,000) and issued 16,437 shares of common stock as a result of the transfer. As required by SFAS No. 144, any loss on the disposal will be accounted for as a Loss from Discontinued Operations in the first quarter of 2002.

WiseNut, Inc.

On March 7, 2002, the Company signed an agreement to acquire WiseNut, Inc., a search engine company located in Santa Clara, California. The agreement provides for the issuance at the closing of approximately 4.1 million shares of common stock of LookSmart in exchange for all the outstanding capital stock and assumption of all the outstanding stock options of WiseNut. The Company expects that the closing of the acquisition will occur in the second quarter of 2002.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2002 annual meeting of stockholders (the “2002 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2001.

ITEM 11.     EXECUTIVE COMPENSATION

The information required under this item may be found in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item may be found in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2002 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Index to Financial Statement and Financial Statement Schedule

All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on December 19, 2001.

(c)  Exhibits.

See the exhibit list following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 14, 2002:

LOOKSMART, LTD.

By:	/s/ DIANNE DUBOIS
Dianne Dubois, Chief Financial Officer
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

Signature	Title	Date

/s/ EVAN THORNLEY Evan Thornley	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2002

/s/ DIANNE DUBOIS Dianne Dubois	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2002

/s/ TRACEY ELLERY Tracey Ellery	Director	March 14, 2002

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 14, 2002

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	March 14, 2002

/s/ JAMES TANANBAUM James Tananbaum	Director	March 14, 2002

/s/ ROBERT RYAN Robert Ryan	Director	March 14, 2002

/s/ EDWARD WEST Edward West	Director	March 14, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.5+(1)	Asset Purchase Agreement with Guthy-Renker Internet LLC

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7+(1)	Premier Positions on US Search Pages with Netscape Communications Corporation

10.8+(2)	1999-2000 U.S. Net Search Premier Provider Agreement with Netscape Communications Corporation

10.9+(1)	PBS Group Sponsorship Agreements

10.10(1)	Lease Agreement with 487 Bryant Street, LLC for property located at 487 Bryant Street, San Francisco, California, dated May 4, 1998

10.11(1)	Sublease Agreement with Jaran, Inc. for property located at 275 Brannan Street, San Francisco, California, dated April 30, 1999

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.17+(3)	Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT LookSmart Ltd., LookSmart (Barbados), Inc. and British Telecommunications Plc dated February 15, 2000

10.18+(3)	Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart (Barbados), Inc. dated February 15, 2000

10.19(3)	Loan Letter Agreement between the Registrant and Transceptgate Ltd. dated February 15, 2000

10.20+(4)	Restated and Final Tagging and Marketing Agreement with Guthy-Renker Corporation dated August 9, 1999

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

Exhibit Number	Description of Document
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.23(5)	Loan Facility Agreement between Transceptgate Limited, LookSmart, Ltd. and LookSmart (Barbados) Inc., dated December 7, 2001.

21.1(1)	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2001.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.
(++)	Confidential treatment has been requested with respect to portions of the exhibit.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

LOOKSMART, LTD. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 1999:
Allowance for doubtful accounts	$127	$1,171	$688	$610
Deferred tax valuation allowance	8,834	20,232	—	29,066

Total	$8,961	$21,403	$688	$29,676

Year ended December 31, 2000:
Allowance for doubtful accounts	$610	$6,150	$2,565	$4,195
Deferred tax valuation allowance	29,066	20,794	—	49,860

Total	$29,676	$26,944	$2,565	$54,055

Year ended December 31, 2001:
Allowance for doubtful accounts	$4,195	$3,329	$4,415	$3,109
Deferred tax valuation allowance	49,860	24,644	—	74,504

Total	$54,055	$27,973	$4,415	$77,613

S-1