Form 10-Q
period 2002-03-31
LOOKSMART LTD
filed 2002-05-15
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to .

Commission File Number: 000-26357

LOOKSMART, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-3904355 (I.R.S. Employer Identification No.)

625 Second Street
San Francisco, California 94107
(Address of Principal Executive Offices and Zip Code)

(415) 348-7000
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 30, 2002, there were 98,619,027 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2001	March 31, 2002
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,766	$42,513
Restricted cash	3,728	3,418
Short-term investments	14,346	3,672
Trade accounts receivable, net	9,294	7,882
Accounts receivable from related parties	906	988
Prepaid expenses	2,144	1,902
Other current assets	617	789

Total current assets	60,801	61,164
Property and equipment, net	10,272	8,936
Goodwill and intangible assets, net	9,969	9,793
Security deposits	2,878	2,733
Long term investments	1,447	370
Other assets	735	964

Total assets	$86,102	$83,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,323	$1,145
Other accrued liabilities	14,647	13,744
Deferred revenue	9,152	7,696
Current portion of long-term debt	—	36,657

Total current liabilities	26,122	59,242
Long term debt	35,777	862
Other liabilities	559	—

Total liabilities	62,458	60,104
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at December 31, 2001 and March 31, 2002; issued and outstanding: 93,004 and 94,307 at December 31, 2001 and March 31, 2002	93	94
Additional paid-in capital	234,841	240,403
Other deficit	(1,198)	(1,482)
Accumulated deficit	(210,092)	(215,159)

Total stockholders’ equity	23,644	23,856

Total liabilities and stockholders’ equity	$86,102	$83,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(In Thousands)

	Three Months Ended March 31,
	2001	2002
Revenues:
Listings	$6,422	$13,426
Advertising	8,515	2,573
Licensing	5,125	3,709
Ecommerce	7,971	342

Total revenues	28,033	20,050
Cost of revenues:
Listings	1,246	3,682
Advertising	1,343	1,374
Ecommerce	5,009	63

Total cost of revenues	7,598	5,119

Gross profit	20,435	14,931

Operating expenses:
Sales and marketing (includes stock compensation of $580 and $1,042 in the three months ended March 31, 2001 and 2002, respectively)	17,268	7,182
Product development (includes stock compensation of $304 and $1,212 in the three months ended March 31, 2001 and 2002, respectively)	9,105	7,017
General and administrative (includes stock compensation of $231 and $603 in the three months ended March 31, 2001 and 2002, respectively)	3,157	2,696
Amortization of goodwill	1,843	—
Asset impairment and restructuring charges	9,434	—

Total operating expenses	40,807	16,895

Loss from operations	(20,372)	(1,964)
Non-operating income (expenses):
Interest and other non-operating income (expense), net	(971)	(1,337)
Share of joint venture loss	(2,920)	(1,077)

Loss from continuing operations before income taxes	(24,263)	(4,378)
Income tax expense	(32)	(14)

Loss from continuing operations	(24,295)	(4,392)
Loss from discontinued operations, net of taxes	(262)	(972)

Net loss	(24,557)	(5,364)
Other comprehensive income (loss):
Change in foreign currency translation adjustment during the period	(155)	201
Change in unrealized gains/(losses) during the period	130	1

Comprehensive loss	$(24,582)	$(5,162)

Basic and diluted net loss per share:
Loss from continuing operations	($0.27)	($0.05)
Loss from discontinued operations	($0.00)	($0.01)
Net loss	($0.27)	($0.06)
Weighted average shares outstanding used in per share calculation	91,213	93,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(24,557)	$(5,364)
Adjustments to reconcile net loss to cash used in operating activities:
Share of joint venture loss	2,920	1,077
Depreciation and amortization	4,164	1,820
Impairment of goodwill	6,014	—
Loss from discontinued operations, net of taxes	—	972
Non-cash charges	205	58
Stock compensation	1,115	2,900
Loss on foreign currency transactions	14	—
Net (gains) losses from the sales of assets	(472)	157
Changes in operating assets and liabilities:
Trade accounts receivable	8,184	951
Prepaid expenses	4,035	247
Other assets	(13)	(445)
Trade accounts payable	(5,358)	(1,055)
Other liabilities	(1,198)	1,496
Deferred revenue	(2,042)	(1,414)
Minority interest	(6)	—

Net cash (used in) provided by operating activities	(6,995)	1,400

Cash flows from investing activities:
Purchase of investments	(321)	—
Proceeds from sale and maturity of investments	3,836	10,674
Proceeds from sale of property & equipment	—	94
Funding to joint venture and subsidiaries	(1,000)	(266)
Purchase of property and equipment	(958)	(521)
Restricted cash	—	310

Net cash provided by investing activities	1,557	10,291

Cash flows from financing activities:
Repayment on notes	(8)	(304)
Repayments on equipment lease	(275)	(150)
Proceeds from issuance of common stock	5	1,309

Net cash provided by (used in) financing activities	(278)	855
Effect of exchange rate changes on cash	(155)	201

Increase (decrease) in cash and cash equivalents	(5,871)	12,747
Cash and cash equivalents, beginning of period	52,617	29,766

Cash and cash equivalents, end of period	$46,746	$42,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is a leading global provider of Internet search-targeted marketing solutions for online business. Through LookSmart’s LookListings products, medium and large businesses pay for their web sites to be included in LookSmart’s broadly distributed web directory, and can pay additional fees to be featured prominently in the search results of the directory. Through LookSmart’s LookListings Small Business, small businesses pay to be included in our directory and can obtain customized marketing services geared toward their particular marketing needs.

The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, BeSeen.com, Inc., LookSmart Netherlands B.V., LookSmart Holdings (Delaware), Ltd., LookSmart (Barbados), Inc., and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method.

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

For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the applicable services or merchandise is readily determinable. However, determination of collectibility of payments requires significant judgment on the part of management and includes performing credit evaluations of customers. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects managements’ judgment based on this ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense Recognition

Generally, all costs are expensed as incurred. However, product development costs, including research and development, have been capitalized to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (SOP 98-1).

Recently Issued Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement No. 141, “Business Combinations” (SFAS No. 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. Under SFAS No. 142, the Company ceased amortizing goodwill. Additionally, the Company reassessed the expected useful lives of existing intangible assets. This did not result in any significant changes to the useful lives. The Company reported the following (in thousands):

	December 31, 2001	March 31, 2002
	(unaudited)
Goodwill	$11,546	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	8,852	8,852
Intangible assets	1,935	1,935
Less accumulated amortization	818	994

Intangible assets, net	$1,117	$941

Amortization expense was $2.1 million for the three months ended March 31, 2001 and $0.2 million for the three months ended March 31, 2002.

The Company will perform the first step of the required SFAS No. 142 impairment tests as of January 1, 2002. This first step requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. A reporting unit is one of the Company’s operating segments or a discrete component of that segment. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment.

The Company is in the process of completing step one of the impairment test and plans to complete the entire process during the second quarter of 2002.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The reconciliation of net income to adjusted net income as if there had been no goodwill amortization in any period presented, for the three months ended March 31, 2001 and 2002, is as follows (in thousands, except per share amounts):

	March 31,
	2001	2002
	(unaudited)
Reported net loss	$(24,557)	$(5,364)
Goodwill amortization	1,843	—

Adjusted net loss	$(22,714)	$(5,364)

Reported basic and diluted earnings per share:
Net loss	$(0.27)	$(0.05)
Goodwill amortization	0.02	0.00

Adjusted net loss	$(0.25)	$(0.05)

Accounting for Consideration Given by a Vendor to a Customer

In November 2001, the FASB Emerging Issues Task Force reached consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amounts paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. The Company has adopted the provisions of EITF 01-09, which did not have a significant impact on the financial statements.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation of discontinued operations.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited financial statements and notes for the year ended December 31, 2001, as included in LookSmart’s Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3.    Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately U.S.$47,000) and issued to Futurecorp 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which included a $1,035,000 loss on disposal. Revenue and pretax net income reported in discontinued operations for the quarter ended March 31, 2002 were $642,000 and $63,000, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Asset Impairment and Restructuring Charges

In January 2001, the Company announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. The restructuring resulted in a one-time charge of $9,434,000 during the first quarter of 2001. The Company had no asset impairment and restructuring charges in the first quarter of 2002.

5.    Net Loss Per Share

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2002
	(unaudited)
Numerator—Basic and diluted:
Loss from continuing operations	$(24,295)	$(4,392)
Loss from discontinued operations	(262)	(972)

Net loss	$(24,557)	$(5,364)

Denominator—Basic and diluted:
Weighted average common shares outstanding	91,213	93,408

Basic and diluted loss per share:
Loss from continuing operations	$(0.27)	$(0.05)
Loss from discontinued operations	$(0.00)	$(0.01)

Basic and diluted loss per share	$(0.27)	$(0.06)

Options and warrants to purchase common and preferred shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The dilutive securities included common stock equivalents relating to stock options and warrants to purchase common shares and were as follows (in thousands):

	As of March 31,
	2001	2002
	(unaudited)
Options	13,975	15,674
Warrants	2,008	2,437

Total dilutive shares	15,983	18,111

6.    Related Party Transactions

The Company has a distribution agreement with Guthy-Renker Corporation (GRC), one of the Company’s stockholders. At March 31, 2002, the Company had a receivable of $319,000 from GRC arising from transactions under the distribution agreement. In addition, during the first quarter of 2002, the Company earned $894,000 in revenue from GRC and paid GRC $13,000 for marketing and administrative support. The distribution agreement with GRC was terminated pursuant to its terms on April 2, 2002.

7.    Segment Information

The Company operates in four segments: listings, advertising, licensing and ecommerce. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments. As of December 31, 2001 and March 31, 2002, accounts receivable by segment were as follows (in thousands):

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

	December 31, 2001	March 31, 2002
	(audited)	(unaudited)
Listings	$7,336	$8,687
Advertising	4,956	2,891
Licensing	99	94
Ecommerce	12	12

Total	12,403	11,684
Allowance for doubtful accounts	(3,109)	(3,802)

Accounts receivable, net	$9,294	$7,882

As of December 31, 2001 and March 31, 2002 deferred revenue by segment was as follows (in thousands):

	December 31, 2001	March 31, 2002
	(audited)	(unaudited)
Listings	$329	$200
Advertising	330	212
Licensing	8,493	7,284

Total	$9,152	$7,696

8.    Stock Option Plan

During the three months ended March 31, 2002, the Company granted 1,931,500 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 1,363,880 options, and 675,573 options were cancelled. Total outstanding stock options were 15,674,378 as of March 31, 2002.

9.    Acquisition of License

On February 28, 2002, the Company exercised an option to convert a technology license from Viator Ventures, Inc. from a non-exclusive license to an exclusive license. In connection with the exercise of the option, the Company issued 300,000 shares of common stock and paid $200,000 to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

10.    Subsequent Event

On April 2, 2002, the closing of the Company’s acquisition of WiseNut, Inc. occurred pursuant to the merger agreement executed by the parties on March 7, 2002. As a result of the acquisition, the Company issued 3,835,387 shares of its common stock in exchange for all of the outstanding stock of WiseNut and reserved 295,921 shares for issuance upon exercise of assumed WiseNut stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our plans, estimates and beliefs, including without limitation forward-looking statements regarding anticipated revenue growth, trends in costs of revenues and operating expenses, international expansion, introduction of additional services, the extent of our distribution network, the adequacy of our capital reserves and our future need for additional capital. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Factors Affecting Operating Results”. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements, which appear elsewhere in this Form 10-Q.

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

Revenues and Cost of Revenues

Listings.    The Company’s listings revenues are derived from LookListings and Small Business fees and affiliate partner commissions. LookListings fees result from placement of URLs using the Company’s Featured Listings, Directory Listings or Index Listings products. Small Business fees result from a one-time review of customers’ web sites and provision of customized features for their listings. Affiliate partner commissions are derived from the Company’s affiliates program, in which vendors pay the Company for referral of Internet traffic to their web sites.

The Company’s costs of listings revenue are the distribution fees paid to partners based on LookListings “cost-per-click” revenues when there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these clicks and revenues. We expect payments to our distribution partners to increase as we expand our business.

We expect listings revenues to continue to grow in total and as a proportion of our overall revenues as search targeted marketing continues to be recognized as a highly effective marketing tool. However, as described in the Factors Affecting Operating Results, listings revenues may fluctuate due to various factors.

At the beginning of the second quarter of 2002, LookSmart released Small Business Listings as part of the LookListings Small Business product suite. This new product couples a one-time review fee with a continuing “cost per click” fee. The review fee will be recognized ratably over the client’s estimated life in the directory, while cost per click fees will be recognized as delivered. Because revenues will be recognized on an on-going basis rather than up front due to the Company’s continuing obligation under the contract, the Company anticipates Small Business revenues to decline during the product’s initial months but to then grow as new customers join the base of existing customers.

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

The principal components of cost of advertising revenues are personnel costs of our in-house advertising employees, equipment depreciation, other expenses relating to hosting advertising operations and agency commissions paid to outside advertising agencies. Our costs of advertising revenues are generally fixed, at least in the short term, and cannot be expected to follow short-term fluctuations in advertising revenues. To the extent that advertising costs do not coincide with changes in advertising revenues, fluctuations from this revenue source will have a disproportionate impact on net income or loss.

Advertising revenues, both in absolute terms and relative to total revenues, have declined over the past year. We expect this trend to continue as marketers shift to more targeted marketing and advertising approaches, as described in the discussion of listings revenues.

Licensing.    We license our database content to some of our partners, predominantly Microsoft. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the particular terms of our licensing arrangements and the expiration, renewal and addition of agreements with current and future partners.

Ecommerce.    The Company’s ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis if the Company acts as the principal in the transactions. Associated direct product costs are reported as cost of revenues. The Company expects a decline in future ecommerce revenue and expenses due to the decision to exit this segment of the business effective April, 2002.

Operating Expenses

We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

Sales and Marketing.    Sales and marketing expenses primarily consist of payments to distribution partners for directing online users to the LookSmart directories and referring Small Business customers. Distribution costs can fluctuate significantly from period to period depending on the rates and other contract terms and volume. Further, distribution costs as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between LookSmart and its distribution partners. We expect payments to our distribution partners to increase as we expand our distribution.

Sales and marketing expenses also include salaries and associated costs of employment for the Company’s sales force, sales administration and customer service staff; overhead; facilities; allocation of depreciation; amortization of unearned compensation; and provisions for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Due to the one-time nature of most of these advertising expenditures, we expect that sales and marketing expenses will continue to fluctuate from period to period.

Product Development.    Product development costs include all costs related to development and engineering of new products and continued development of our editorial databases. These costs include salaries and associated costs of employment, overhead, facilities and amortization of unearned compensation. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized as required by generally accepted accounting principles. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development costs are relatively fixed in the short term, but are expected to increase in the future as the Company continues to invest in this area.

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

Amortization of Goodwill.    In accordance with SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q), commencing January 1, 2002 the Company ceased amortizing goodwill.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. The Company had no asset impairment and restructuring charges in the first quarter of 2002.

Income Taxes.    Although we are not yet profitable on a consolidated basis, tax charges are incurred in connection with our operations in foreign jurisdictions.

Critical Accounting Policies

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgment on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q for additional information about these and other accounting policies used in the preparation of the financial statements included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Investments.    The Company accounts for investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and management has determined that all investments should be classified as “available-for-sale”. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of comprehensive income (loss) in stockholders’ equity, net of tax. Management reviews the estimated fair value of the securities quarterly. The determination of whether the decline in the fair value of a security is other than temporary and therefore should be recognized as a loss requires judgment based on an evaluation of the company that issued the security as well as market conditions.

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

Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, and the fair value and recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. The majority of intangible assets are amortized over five years, the period of expected benefit. Valuation of intangible assets is reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Goodwill is reviewed for impairment at least annually. The Company does not expect a goodwill impairment charge in the current year as a result of the initial review of goodwill. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance.

Asset Impairment.    SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In such circumstances, the amount of impairment is measured as the difference between the estimated fair market value of the asset and its carrying amount. The estimate of fair market value of the assets includes assumptions and estimates on the part of management as to the nature and amount of cash flows as well as the appropriate discount rate to use in discounting the cash flows.

Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” The disclosure provisions of SFAS No. 123 require judgments made by management as to the expected lives of the outstanding options. Management has based the estimated useful life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well. As the market price of the Company’s common stock increases, the Company will incur compensation charges in connection with variable stock options.

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

Early in the second quarter of 2002, LookSmart released Small Business Listings as part of the LookListings Small Business product suite. This new product couples a one-time review fee with a continuing “cost per click” fee. The review fee will be recognized ratably over the estimated life of the customer. This estimate will be reviewed and adjusted as the Small Business Listing customer base matures. Cost per click fees will be recognized as delivered. Because revenues will be recognized on an on-going basis rather than up front due to the Company’s continuing obligation under the contract, the Company anticipates Small Business revenues to decline during the product’s initial months but to then grow as new customers join the base of existing customers.

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

For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the services or merchandise is readily determinable. However, determination of collectibility of payments requires significant judgment on the part of management and includes performing credit evaluations of customers. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects managements’ judgment based on this ongoing credit evaluation. In addition, the Company provides a revenue reserve for estimated billing adjustments.

Results of Operations

Revenues

Listings.    Listings revenue was $13.4 million for the quarter ended March 31, 2002, representing a 109% increase over revenue of $6.4 million for the first quarter of 2001. The growth is due to the successful enhancement of our LookListings suite of products, continuing increases in our distribution network, and our sales and marketing efforts to promote these new products. Listings revenue accounted for 67% of total revenues in the first quarter of 2002, an increase from 23% in the corresponding period in 2001, and represented the largest revenue segment for LookSmart for the last four consecutive quarters.

Advertising.    Advertising revenue was $2.6 million for the quarter ended March 31, 2002, representing a 70% decrease from revenue of $8.5 million for the first quarter of 2001. The decrease in advertising revenues is attributable to the downturn in the online advertising market and reduced demand and prices for these products.

Licensing.    Licensing revenue was $3.7 million for the quarter ended March 31, 2002, representing a 28% decrease from revenue of $5.1 million for the first quarter of 2001. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links ordered by Microsoft in 2000. In late 2001, deliveries to Microsoft returned to normal levels. The decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

Ecommerce.    Ecommerce revenue was $0.3 million for the quarter ended March 31, 2002, representing a 96% decrease from revenue of $8.0 million for the first quarter of 2001. The decrease is the result of the Company’s decision to exit the ecommerce line of business.

Cost of Revenues

Listings.    Listings cost of revenues was $3.7 million for the quarter ended March 31, 2002, representing a 196% increase over cost of revenue of $1.2 million for the first quarter of 2001. The increase in listings cost of revenues is primarily attributable to the growth in partner distribution expenses for the listings products. The costs have increased as the listings business matured and became an ongoing activity. Listings costs are generally variable as a result of variations in the amount of revenue shared with distribution partners under each agreement.

Advertising.    Advertising cost of revenues was $1.4 million for the quarter ended March 31, 2002, representing a 2% increase from cost of revenue of $1.3 million for the first quarter of 2001. The decrease in advertising cost of revenues is primarily attributable to the decline in the commission expense associated with the resale of advertising. However, because most of our costs of advertising revenues are generally fixed in the short-term, they cannot be expected to follow declines in advertising revenue.

Ecommerce.    Ecommerce cost of revenues was $0.1 million for the quarter ended March 31, 2002, representing a 99% decrease from cost of revenue of $5.0 million for the first quarter of 2001. The decrease is the result of the Company’s decision to exit the ecommerce line of business.

Operating Expenses

Sales and Marketing.    Including charges for amortization of unearned compensation and depreciation, sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31		% change
	2001	2002
	(unaudited)
Amortization of deferred stock compensation	$580	$267	(54%)
Stock compensation related to variable options	—	775	100%
Other sales and marketing expense	16,688	6,140	(63%)

Total Sales and Marketing Expense	$17,268	$7,182	(58%)
As % of Revenue	62%	36%

The decline in quarterly expense as well as expense as a percentage of revenues was driven primarily by an overall decrease in distribution costs, termination of advertising distribution agreements, a reduction in employee-related expenses resulting from the January 2001 restructuring, and reduced corporate marketing and branding-related spending. In the short term, we anticipate that expenses in this area will begin to increase in future quarters as the Company expands its distribution network. In addition, due to the increase in the market price of the Company’s stock at the end of the first quarter of 2002, the Company incurred additional stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases.

Product Development.    Including charges for amortization of unearned compensation and depreciation, product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31		% change
	2001	2002
	(unaudited)
Amortization of deferred stock compensation	$304	$244	(20%)
Stock compensation related to variable options	—	968	100%
Other product development expense	8,801	5,805	(34%)

Total Product Development Expense	$9,105	$7,017	(23%)
As % of Revenue	32%	35%

The decrease in quarterly expenses was driven by the overall decrease in employee-related expenses resulting from the January 2001 restructuring. The increase in expense as a percentage of revenues resulted from a larger decline in total revenues for the year relative to LookSmart’s continued investment in product development activities. In the last half of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment will enhance the Company’s ability to track and report to its customers the effectiveness of its advertising and listings products. In addition, due to the increase in the market price of the Company’s stock at the end of the first quarter of 2002, the Company incurred additional stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases. We expect product development costs to increase as a result of the Wisenut acquisition completed in April 2002.

General and Administrative.    Including charges for amortization of unearned compensation and depreciation, general and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31		% change
	2001	2002
	(unaudited)
Amortization of deferred stock compensation	$231	$42	(81%)
Stock compensation related to variable options	—	561	100%
Other general and administrative expense	2,926	2,093	(28%)

Total General and Administrative Expense	$3,157	$2,696	(15%)
As % of Revenue	11%	13%

The decrease in quarterly expenses was driven by the overall decrease in employee-related expenses resulting from the January 2001 restructuring and continuing cost management. The increase in general and administrative expense as a percentage of revenues resulted from a larger decline in total revenues in each period in proportion to the relatively fixed nature of general and administrative costs required to support the organization. We anticipate general and administrative expenses to increase somewhat in constant dollars but remain relatively flat as a percentage of revenue as we expand our distribution partner network. In addition, due to the increase in the market price of the Company’s stock at the end of the first quarter of 2002, the Company incurred additional stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases.

Amortization of Goodwill.    In accordance with the adoption of SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q), the Company no longer amortizes goodwill.

        Asset Impairment and Restructuring Charges.    January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction of staff by 172 employees ($2.2 million in severance and related employee payments). Asset impairment and restructuring charges for the quarter ended March 31, 2001 represented 34% of revenues. LookSmart incurred no asset impairment and restructuring Charges in the quarter ended March 31, 2002.

Interest and Other Non-Operating Expense.    Interest and other non-operating expense primarily includes interest expense on our debt and capital lease obligations, net of interest income from our cash, cash equivalents and investments, realized gains or losses on investments, and foreign exchange gains losses arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar.

Interest and other non-operating expense increased by 38% to $1.3 million in the quarter ended March 31, 2002 compared to $1.0 million in the same period of 2001. The quarterly increase resulted from reduced interest income caused by lower overall rates and lower cash and investment balances.

Share of Joint Venture Income (Expense), Net.    Share of Joint Venture Income (Expense), Net includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $1.1 million of expense for the quarter ended March 31, 2002, a decrease in expense of 63% compared to $2.9 million recorded during the first three months of 2001. The decrease is a result of BT LookSmart’s combined revenue growth and reduced expenses.

Income Taxes

We recorded income tax expense of $14,000 in the quarter ended March 31, 2002, compared to expense of $32,000 in the quarter ended March 31, 2001. Income tax expense is primarily associated with our Australian operations.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately U.S.$47,000) and issued Futurecorp 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which includes a $1,035,000 loss on disposal, in the first quarter of 2002. Revenue and pretax net income reported in discontinued operations for the quarter ended March 31, 2002 were $642,000 and $63,000, respectively. Loss from discontinued operations was $262,000 in the first quarter of 2001.

Joint Venture

In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting.

Our share of the joint venture’s net income or loss is reported as non-operating income or expense. In December of 2001, the joint venture agreement was amended to allow either party to the joint venture to exercise a call option (the Call), which would require the other party to sell its share of the joint venture for cash to the party initiating the Call. The purchase price would be based upon the fair market value of the joint venture at the time of the Call. The agreement provides a process for either party to outbid the other in subsequent Calls, until a sale is concluded. The Call becomes effective in September 2002. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from LookSmart (Barbados), Inc. to the joint venture, effective December 2001.

The joint venture agreement requires that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, BT extended to LookSmart a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, LookSmart renegotiated the loan and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million bears interest of 15% per annum. The credit facility and accrued interest are due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. In the event of default, BT may take ownership of the Company’s share of the joint venture, but has no other recourse against the Company.

Liquidity and Capital Resources

LookSmart invests cash pending use in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of March 31, 2002, LookSmart had $46.1 million of unrestricted cash, cash equivalents and short-term investments and $3.4 million of restricted cash. Restricted cash is only available for investment in BT LookSmart ($3.0 million) and as support for a letter of credit ($0.4 million) related to a loan to purchase insurance.

LookSmart has incurred losses and consumed cash each year since inception. Operating activities provided $1.4 million of cash for the quarter ended March 31, 2002 compared to operating cash use of $7.0 million in the same period in 2001. The improvement in cash provided by operating activities is primarily attributable to lower operating expenses caused by lower distribution costs, reduced employee-related expenses resulting from the January 2001 company-wide restructuring, and continuing cost management.

Net cash provided by investing activities was $10.3 million for the quarter ended March 31, 2002, compared to $1.6 million in the same period in 2001. During the quarter ended March 31, 2002, investment activity consisted primarily of the rollover of investments into shorter term maturities classified as cash equivalents due to the prevailing interest rate environment.

Net cash provided by financing activities was $0.9 million for the quarter ended March 31, 2002, compared to cash used of $0.3 million in the same period in 2001.

On February 28, 2002, the Company exercised an option to convert a technology license from Viator Ventures, Inc. from a non-exclusive license to an exclusive license. In connection with the exercise of the option, the Company issued 300,000 shares of its common stock and paid $200,000 to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

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

The Company’s contractual obligations at March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

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

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to the Condensed Consolidated Financial Statements.

FACTORS AFFECTING OPERATING RESULTS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have a history of net losses and may continue to incur net losses

We have incurred net losses from inception to date, including net losses of approximately $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of March 31, 2002, we had an accumulated deficit of approximately

$215.2 million. We may continue to have net losses in future quarters, depending on our ability to contain expenses, grow revenues and capitalize on new sources of revenue. We expect to spend significant amounts to:

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

Because of the foregoing factors, and others outlined in this report, we may be unable to achieve operating profitability on a quarterly or annual basis.

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

Our growth prospects depend on the success of our listings business

To increase our revenues and reach profitability, we will need to continue expanding our listings business, particularly our Directory Listings, Index Listings, Featured Listings and Small Business Listings. Listings accounted for $13.4 million or 67.0% of our revenues in the quarter ended March 31, 2002. Our success will depend upon the extent to which advertisers choose to use our listings products. Some of these products, particularly Small Business Listings, are in their early stages and we cannot accurately predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings, or customers may not adopt our new products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business, our results of operations and financial condition will suffer.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

We derive a significant amount of our revenues under our licensing and distribution agreement with Microsoft Corporation. If part or all of this agreement is terminated, our revenues and results of operations could decline significantly. Either party may terminate the licensing portion of the agreement for any reason on six months’ notice, and either party may terminate the distribution portion of the agreement on three months’ notice.

For the quarter ended March 31, 2002, revenues from Microsoft under the licensing portion of the agreement accounted for $3.7 million or 18.5% of our total revenues. The cash payments we receive for each six-month period under this agreement are subject to full or partial refund if we fail to provide the stated number of listings during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

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

We compete with companies that provide pay-for-placement listings, targeted advertising, search and directory services, search algorithms and other forms of Internet advertising. As we expand the scope of our Internet services, we will compete directly with a greater number of targeted marketing providers and other web search companies across a wide range of different online services. To date, the search-targeted marketing market has been characterized by intense competition for consumer traffic. This has resulted in the payment of user traffic fees by us and others to frequently-used web sites, portals and internet service providers, or ISPs. If these companies fail to provide search traffic to us, or the cost of search traffic increases, our business and financial results would be harmed.

BT LookSmart may not ever become profitable and we may lose our joint venture interest if we fail to repay our loan from British Telecommunications

We face many risks associated with our joint venture with British Telecommunications, such as:

•
we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the quarter ended March 31, 2002, our share of the joint venture’s net loss was $1.1 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will achieve positive cash flow or profitability, if at all;

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

Under our restructured loan arrangement with British Telecommunications, our outstanding indebtedness will be due and payable in full in March 2003. Although we believe that we will have cash at that time which exceeds the amount of the loan, this may not be the case if our future revenues do not meet expectations, if we fail to achieve operating profitability or if we incur unforeseen expenses. If we do not repay the loan in full or in part, British Telecommunications may exercise its contractual right to take some or all of our equity stake in the BT LookSmart joint venture.

Some of our customers are emerging Internet companies that represent credit risks

We expect to continue to derive a significant portion of our revenues from the sale of listings and advertising to Internet companies. Many of these companies have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our allowance for doubtful accounts receivable as of March 31, 2002 was $3.8 million, or 32.5% of our accounts receivable. We may continue to have these difficulties in the future. If a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search-targeted marketing fees for any reason, our business will suffer.

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

•
the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or owners of businesses we have acquired, or the perception that such sales could occur;

•
the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of April 30, 2002, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 18.9 million shares of common stock); or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We have agreements with Savvis Communications, Inc. and AboveNet Communications, Inc. to house our networking and web serving hardware equipment. Our networking hardware infrastructure is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Savvis’ and AboveNet’s ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed intrusion detection and firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

Recent acquisitions and strategic alliances involving our competitors could hinder the expansion of our distribution network or present competitive challenges

A number of significant acquisitions and other alliances have been completed or announced in the search-targeted marketing business involving some of our competitors, including:

•	the search listings partnerships between Overture Services, Inc. and each of Yahoo!, Terra Lycos, Microsoft’s MSN, AltaVista and United Online;

•	the search listings partnerships between Google, Inc. and each of Earthlink, Yahoo! and AOL Time Warner, Inc.; and

•	Primedia, Inc.’s acquisition of About.com (including the Sprinks pay-for-placement search listings service).

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

We may be unable to execute our business model in international markets

An important component of our strategy is to expand our operations into selected international markets, both through BT LookSmart in Europe and Asia and through our direct offerings of search and navigation services in Australia and Canada. To date, we have limited experience in syndicating localized versions of our service offerings in international markets, and we may be unable to execute our business model in these markets. In addition, most foreign markets have lower levels of Internet usage and online advertising than the United States. In pursuing our international expansion strategy, we face several additional risks, including:

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

We may face liability for claims related to our listings, and these claims may be costly to resolve

We make listings information and links available to end users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the listings in our database or the services we offer violate any rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We or our distribution partners could be subject to claims for defamation, invasion of privacy, trademark infringement, product liability, breach of contract, unfair advertising or other theories based on our listings and services. These types of claims have been brought, sometimes successfully, against online service providers in the past. In addition, we are obligated under some agreements to indemnify our partners as a result of claims that our listings or services infringe on the rights of others. Regardless of whether such claims result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all.

Our business prospects depend on the continued growth in the use of the Internet

Our business is dependent upon continued growth in the use of the Internet as a medium for search-targeted marketing, advertising and commercial transactions. Internet usage for these purposes may not grow at projected rates for various reasons, such as:

•	user inability or frustration in locating and accessing required information;

•	actual or perceived lack of security of information;

•	limitations of the Internet infrastructure resulting in traffic congestion, reduced reliability or increased access costs;

•	inconsistent quality of service;

•	government regulation, such as tax or privacy laws;

•	deteriorating economic conditions in target markets and reduced disposable income among Internet users;

•	uncertainty regarding intellectual property ownership and rights on the Internet; and

•	lack of appropriate communications equipment.

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

Directors, officers and significant stockholders have substantial influence over LookSmart, which could prevent or delay a change in control

As of March 31, 2002, our executive officers, directors and significant stockholders collectively owned approximately 29.2% of the outstanding shares of LookSmart common stock. If these stockholders choose to act or vote together, they could have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire LookSmart at a price per share that is above the then-current market price.

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

Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of March 31, 2002 or December 31, 2001. The Company invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in the quarter ended March 31, 2002 and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in the quarter ended March 31, 2002 was not material.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 9, 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleges breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced on April 10, 2002. The complaint seeks restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. LookSmart believes that the allegations against it are without merit and intends to contest the allegations vigorously.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits.

Please see the exhibit index following the signature page of this report.

(2)  Current Reports on Form 8-K.

The Company filed Current Reports on Form 8-K on March 15, 2002 and April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	LOOKSMART, LTD.

	By:	/s/ DIANNE DUBOIS
Dianne Dubois, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.5+(1)	Asset Purchase Agreement with Guthy-Renker Internet LLC

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7+(1)	Premier Positions on US Search Pages with Netscape Communications Corporation

10.8+(2)	1999-2000 U.S. Net Search Premier Provider Agreement with Netscape Communications Corporation

10.9+(1)	PBS Group Sponsorship Agreements

10.10(1)	Lease Agreement with 487 Bryant Street, LLC for property located at 487 Bryant Street, San Francisco, California, dated May 4, 1998

10.11(1)	Sublease Agreement with Jaran, Inc. for property located at 275 Brannan Street, San Francisco, California, dated April 30, 1999

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.17+(3)	Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT LookSmart Ltd., LookSmart (Barbados), Inc. and British Telecommunications Plc dated February 15, 2000

10.18+(3)	Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart (Barbados), Inc. dated February 15, 2000

10.19(3)	Loan Letter Agreement between the Registrant and Transceptgate Ltd. dated February 15, 2000

10.20+(4)	Restated and Final Tagging and Marketing Agreement with Guthy-Renker Corporation dated August 9, 1999

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.23(5)	Loan Facility Agreement between Transceptgate Limited, LookSmart, Ltd. and LookSmart (Barbados) Inc., dated December 7, 2001.

21.1(1)	List of Subsidiaries

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2001.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.