Form 10-Q
period 2002-06-30
LOOKSMART LTD
filed 2002-08-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to ________ .

Commission File Number: 000-26357

LOOKSMART, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of	Identification No.)
Incorporation or organization)	(I.R.S. Employer

625 Second Street
San Francisco, California 94107
(Address of Principal Executive Offices and Zip Code)

(415) 348-7000
(Registrant’s Telephone Number, Including Area Code)

          Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          As of July 31, 2002, there were 97,962,307 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, except per share amounts)

	December 31,	June 30,
	2001	2002

ASSETS

Current assets:
Cash and cash equivalents	$29,766	$47,717
Restricted cash	3,728	3,105
Short-term investments	14,346	999
Trade accounts receivable, net	9,294	8,501
Accounts receivable from related parties	906	134
Prepaid expenses	2,144	1,494
Other current assets	617	818

Total current assets	60,801	62,768
Property and equipment, net	10,272	9,814
Goodwill and intangible assets, net	9,969	15,897
Security deposits	2,878	2,736
Other long term assets	2,182	1,188

Total assets	$86,102	$92,403

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,323	$1,147
Other accrued liabilities	14,647	13,800
Deferred revenue	9,152	8,252
Current portion of long term debt	–	37,968

Total current liabilities	26,122	61,167
Long term debt	35,777	927
Other liabilities	559	860

Total liabilities	62,458	62,954

Stockholders’ equity:
Capital stock $.001 par value; Authorized: 200,000 at December 31, 2001 and June 30, 2002; issued and outstanding; 93,004 and 97,893 at
December 31, 2001 and June 30, 2002	93	98
Additional paid-in capital	234,841	245,409
Other deficit	(1,198)	(94)
Accumulated deficit	(210,092)	(215,964)

Total stockholders’ equity	23,644	29,449

Total liabilities and stockholders’ equity	$86,102	$92,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues:
Listings	$8,089	$15,230	$14,511	$28,656
Advertising	6,830	1,708	15,345	4,281
Licensing	2,924	3,791	8,049	7,500
Ecommerce	525	231	8,496	573

Total revenues	18,368	20,960	46,401	41,010
Cost of revenues:
Listings	1,971	6,567	3,217	10,249
Advertising	1,341	1,349	2,684	2,723
Ecommerce	329	1	5,338	64

Total cost of revenues	3,641	7,917	11,239	13,036

Gross profit	14,727	13,043	35,162	27,974

Operating expenses:
Sales and marketing (includes deferred stock and variable option stock compensation of $444 and $(412) in the three months ended June 30,
2001 and 2002, respectively, and $1,024 and $630 in the six months
ended June 30, 2001 and 2002, respectively)	9,513	4,254	26,781	11,436
Product development (includes deferred stock and variable option stock compensation of $282 and $(541) in the three months ended June 30,
2001 and 2002, respectively, and $586 and $671 in the six months ended
June 30, 2001 and 2002, respectively)	7,097	5,163	16,202	12,180
General and administrative (includes deferred stock and variable option stock compensation of $20 and $(449) in the three months ended June 30,
2001 and 2002, respectively, and $251 and $154 in the six months ended
June 30, 2001 and 2002, respectively)	2,849	2,294	6,006	4,990
Amortization of goodwill	1,358	–	3,201	–
Asset impairment and restructuring charges	2,357	–	11,791	–

Total operating expenses	23,174	11,711	63,981	28,606

Income (loss) from operations	(8,447)	1,332	(28,819)	(632)

Non-operating income (expenses):
Interest and other non-operating income (expense), net	(2,353)	(1,276)	(3,324)	(2,613)
Share of joint venture loss	(2,648)	(852)	(5,568)	(1,929)

Loss from continuing operations before income taxes	(13,448)	(796)	(37,711)	(5,174)
Income tax and minority interest	(44)	(10)	(76)	(24)

Loss from continuing operations	(13,492)	(806)	(37,787)	(5,198)
Loss from discontinued operations	(253)	–	(515)	(972)

Net loss	$(13,745)	$(806)	$(38,302)	$(6,170)

Other comprehensive loss:
Change in foreign currency translation adjustment during the
period	(63)	(4)	(218)	197
Change in unrealized gains/(losses) during the period	203	(1)	333	(1)

Comprehensive loss	$(13,605)	$(811)	$(38,187)	$(5,974)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.15)	$(0.01)	$(0.41)	$(0.05)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss	$(0.15)	$(0.01)	$(0.42)	$(0.06)

Weighted average shares outstanding used in per share calculation	91,511	96,690	91,362	96,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(38,302)	$(6,170)

Adjustments to reconcile net loss to cash used in operating activities:
Share of joint venture loss	5,568	1,929
Depreciation and amortization	7,965	3,775
Impairment of goodwill	8,371	–
Loss from discontinued operations	–	972
Non-cash charges	205	69
Stock compensation	1,862	1,462
Loss on foreign currency transactions	14	–
Net (gains) losses from the sales of assets	(112)	157
Changes in operating assets and liabilities:
Trade accounts receivable	9,476	531
Prepaid expenses	5,055	655
Other assets	3,682	342
Trade accounts payable	(6,094)	(1,052)
Other liabilities	(4,054)	2,771
Deferred revenues	(1,879)	(859)
Minority interest	(35)	–

Net cash provided by (used in) operating activities	(8,278)	4,582

Cash flows from investing activities:
Purchase of investments	(321)	–
Proceeds from sale of investments	4,036	13,347
Proceeds from the sale of property and equipment	142	94
Funding to joint venture and subsidiaries	(3,375)	(266)
Payments for property, equipment and software development	(1,113)	(2,296)
Restricted cash	–	311
Business acquisition, cash acquired	–	623

Net cash provided by (used in) investing activities	(631)	11,813

Cash flows from financing activities:
Repayment on notes	(16)	(611)
Repayments on equipment lease	(563)	(354)
Proceeds from issuance of common stock	327	2,324

Net cash provided by (used in) financing activities	(252)	1,359

Effect of exchange rate changes on cash	(111)	197

Increase (decrease) in cash and cash equivalents	(9,272)	17,951
Cash and cash equivalents, beginning of period	52,617	29,766

Cash and cash equivalents, end of period	$43,345	$47,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

       LookSmart is a global leader in search marketing, helping online and offline businesses find qualified leads on the Internet through search. The acquisition of WiseNut has enhanced LookSmart’s ability to provide highly relevant and valuable search results to portals and ISPs using the WiseNut technology and our proprietary directories. LookSmart has built 33 directories spanning 27 countries or regions, including those directories which are owned by BT LookSmart. These directories include more than 2.9 million high-quality web site listings aggregated by editors and categorized within the directories. LookSmart provides search results through its network of leading Internet portals, ISPs and Internet media companies. By providing its directories through a network of partners, LookSmart enables businesses to gain access to qualified customers at the moment that they are searching for relevant products, services and information.

       The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd, LookSmart Holdings (Delaware), Ltd., LookSmart Netherlands B.V., LookSmart (Barbados), Inc. and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method.

Revenue Recognition

       The Company generates revenues from listings, advertising, licensing and ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. Listings revenue is recognized as clicks are delivered. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently twelve months.

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

       The Company’s ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, “Reporting Gross Revenue vs. Net”, revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal and on a net basis for transactions in which the Company acts as an agent. Revenue is recognized at the time goods are shipped. In April, 2002, the Company exited the ecommerce business.

       For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the applicable services or merchandise is readily determinable. However, determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects managements judgment based on this ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments.

Expense Recognition

       Generally, all costs are expensed as incurred. However, product development costs have been capitalized to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company had capitalized software, net of accumulated depreciation, of $0.7 million and $1.7 million as of December 31, 2001 and June 30, 2002, respectively. These amounts are included in other long-term assets on the balance sheet.

Recently Issued Accounting Pronouncements

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

       On January 1, 2002, the Company adopted Statement No. 141, “Business Combinations” (“SFAS No. 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. Under SFAS No. 142, the Company ceased amortizing goodwill. All of the Company’s goodwill is included in the Listings segment of the business.

       The Company’s intangible assets are comprised primarily of purchased technology and have estimated useful lives of 3-7 years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. The Company reported the following (in thousands):

	December 31,	June 30,
	2001	2002

	(Unaudited)

Goodwill	$11,546	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	8,852	8,852

Intangible assets	1,935	8,475
Less accumulated amortization	818	1,430

Intangible assets, net	$1,117	$7,045

       Intangible asset amortization expense was $0.4 million and $0.6 million for the three and six months ended June 30, 2002 and $0.3 million and $0.6 million for the three and six months ended June 30, 2001. Estimated intangible amortization expense for each of the years ending December 31 is as follows (in thousands):

Year	Estimated Amortization

of Intangibles

2002	$ 1,166
2003	1,328
2004	928
2005	928
2006	923
Thereafter	2,384

       SFAS No. 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The first step of the impairment test required a comparison of the fair value of each reporting unit to its carrying value to determine whether there was an indication that impairment existed. If there had been an indication of impairment, the Company would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The Company completed the impairment test as of January 1, 2002 using a fair value approach in accordance with SFAS No. 142. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

       The reconciliation of net income to adjusted net income as if there had been no goodwill amortization in any period presented is as follows for the three and six months ended June 30, 2001. There was no goodwill amortization for the three and six months ended June 30, 2002. (in thousands, except per share amounts):

	Three months	Six months
	Ended	ended
	June 30,	June 30,
	2001	2001

	(unaudited)	(unaudited)

Reported net loss	$(13,745)	$(38,302)
Goodwill amortization	1,358	3,201

Adjusted net loss	$(12,387)	$(35,101)

Reported basic and diluted earnings per share:
Net loss	$(0.15)	$(0.42)
Goodwill amortization	0.01	0.04

Adjusted net loss	$(0.14)	$(0.38)

ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER

       In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amounts paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. Effective January 1, 2002, the Company has adopted the provisions of EITF 01-09, which did not have a material impact on the consolidated financial statements.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

       On January 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s disposal of FutureCorp is presented as a discontinued operation in compliance with Statement 144.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt,and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases,to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement 145 shall be applied in fiscal years beginning after May 15, 2002. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

       In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe adoption of this statement will materially impact the Company’s financial position or results of operations.

Reclassifications

       Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation.

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

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2001, as included in LookSmart’s Annual Report to Shareholders on Form 10-K, as filed with the Securities and Exchange Commission.

3.   Loss from Discontinued Operations

       In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which included a $1,035,000 loss on disposal. Revenue and pretax net income reported in discontinued operations for the six months ended June 30, 2002 were $642,000 and $63,000, respectively.

4.   Asset Impairment and Restructuring Charges

       In January 2001, the Company announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction in staff of 172 employees. The restructuring resulted in a one-time charge of $9.4 million during the first quarter of 2001. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. The Company had no asset impairment and restructuring charges in the first half of 2002 and all payments were made in the period the expense was recorded.

5.   Business Concentration

        The Company has a number of agreements with distribution partners that generate traffic, increasing the Company’s revenues from listings products. The Company derives more than half of its outside traffic from one distribution partner. The Company could replace this partner with other suppliers, however the loss of this distribution partner would have a significantly adverse effect on the Company’s operations, at least in the short term.

6.   Net Loss Per Share

       In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

	(unaudited)		(unaudited)

Numerator—Basic and diluted:
Loss from continuing operations	$(13,492)	$(806)	$(37,787)	$(5,198)
Loss from discontinued operations	(253)	–	(515)	(972)

Net loss	$(13,745)	$(806)	$(38,302)	$(6,170)

Denominator—Basic and diluted:
Weighted average common shares outstanding	91,511	96,690	91,362	96,082

Basic and diluted loss per share:
Loss from continuing operations	($0.15)	($0.01)	($0.41)	($0.05)
Loss from discontinued operations	($0.00)	($0.00)	($0.01)	($0.01)

Basic and diluted loss per share	($0.15)	($0.01)	($0.42)	($0.06)

       Options and warrants to purchase common shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The antidilutive securities included common stock equivalents relating to stock options and warrants to purchase common shares and were as follows (in thousands):

	As of June 30,

	2001	2002

	(unaudited)

Options	13,856	15,344
Warrants	2,008	2,015

Total dilutive shares	15,864	17,359

7.   Related Party Transactions

       The Company had a distribution agreement with Guthy-Renker Corporation (“GRC”), one of the Company’s stockholders. The distribution agreement with GRC terminated pursuant to its terms on April 2, 2002. At June 30, 2002, the Company did not have an outstanding receivable balance arising from the distribution agreement. During the first half of 2002, the Company earned $940,000 in revenue from GRC and paid GRC $18,000 for marketing and administrative support. During the three and six months ended June 30, 2001, the Company earned $781,000 and $4,758,000 in revenue from GRC, respectively. During the three and six months ended June 30, 2001, the Company paid GRC $10,000 and $68,000, respectively, for marketing and amininstrative support.

       In April 2002, the Company loaned an executive officer of the Company $250,000. The loan is interest free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. In the event that the officer’s employment terminates during the four year period, the outstanding unforgiven balance is due upon the next anniversary date of the loan. The amount being forgiven, plus imputed interest and payments to cover taxes, are charged to operations.

       In October 2001, the Company entered into a license agreement with Viator Ventures, Inc., a technology company wholly owned by an executive officer of the Company. In February 2002, the Company exercised its contractual option to make the license exclusive. In connection with the license, the Company paid $400,000 and 300,000 shares of Company common stock valued at $660,000 to Viator Ventures. The license is properly classified as property and equipment on the balance sheet and has an estimated useful life of three years.

8.   Segment Information

       The Company operates in four segments: listings, advertising, licensing and ecommerce. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments. As of December 31, 2001 and June 30, 2002, accounts receivable by segment were as follows (in thousands):

	December 31,	June 30,
	2001	2002

	(unaudited)
Listings	$7,336	$8,497
Advertising	4,956	2,912
Licensing	99	94
Ecommerce	12	–

Total	12,403	11,503
Allowance for doubtful accounts	(3,109)	(3,002)

Accounts receivable, net	$9,294	$8,501

       As of December 31, 2001 and June 30, 2002 deferred revenue by segment was as follows (in thousands):

	December 31,	June 30,
	2001	2002

	(unaudited)
Listings	$329	$2,074
Advertising	330	175
Licensing	8,493	6,003

Total	$9,152	$8,252

9.   Stock Option Plan

       During the six months ended June 30, 2002, the Company granted 3,271,910 stock options at the then current fair market value of its underlying common stock. During such period employees exercised an aggregate of 1,982,986 options, and 1,960,676 options were cancelled. Total outstanding stock options were 15,344,244 as of June 30, 2002.

10.   Acquisition

       On April 2, 2002, the Company completed the acquisition of WiseNut, Inc. (“WiseNut”), a patent pending next generation search engine technology that combines link popularity with contextual analysis. Management believes the acquisition will enhance the Company’s search technology.

       The Company issued 2,646,000 million shares of common stock at a price per share of $2.47, assumed 293,000 stock options with a fair value of $659,000, incurred direct costs of the transaction in the amount of $474,000 and recorded a liability in the amount of $859,000 for all the outstanding capital stock of WiseNut. Of the total assumed stock options, approximately 132,000 stock options with an intrinsic value of $378,000 were unvested. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” these unvested options were accounted for as deferred stock-based compensation and are being recognized over their related vesting periods.

       The common stock issued was valued in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” using the average of the closing prices of the Company’s common stock for the two days prior to, the date of and the two days after the announcement date of March 12, 2002. The assumed stock options were valued using the Black-Scholes valuation model using a volatility rate of 130%, a risk-free interest rate of 4.3% and an estimated life of four years.

       The preliminary allocation of the purchase price was to tangible and intangible assets, unearned compensation and liabilities assumed. Approximately $6.5 million was allocated to existing search technology and $0.1 million was allocated to an existing customer contract. These amounts were determined through established valuation techniques in the technology industry. Technology acquired will be amortized over a seven-year period and the acquired customer contract will be amortized through November 2002, when the contract is due to expire.

       Under the terms of the acquisition agreement, 1.2 million shares of common stock were placed in an escrow account for a period of 18-24 months. The shares are held in escrow pending the outcome of certain seller representations and warranties. If and when these contingently issuable shares are released from escrow, their fair value at that time will be recorded as goodwill and will be assigned to the Company’s Listings segment.

       The consolidated financial statements include the operating results of WiseNut from the date of acquisition. Pro forma results of operations have not been presented because the effects were not material.

       The following table presents details of WiseNut’s assets and liabilities acquired by the Company as of the acquisition date (in thousands):

Cash and cash equivalents	$ 311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378

Net assets acquired	$8,526

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

Overview

       LookSmart is a global leader in search marketing, helping online and offline businesses find qualified leads on the Internet through search. The acquisition of WiseNut has enhanced LookSmart’s ability to provide highly relevant and valuable search results to portals and ISP’s using the WiseNut technology and our proprietary directories. LookSmart has built 33 directories spanning 27 countries or regions, including those directories which are owned by BT LookSmart. These directories include more than 2.9 million high-quality web site listings aggregated by editors and categorized within the directories. LookSmart provides search results through its network of leading Internet portals, ISPs and Internet media companies. By providing its directories through a network of partners, LookSmart enables businesses to gain access to qualified customers at the moment that they are searching for relevant products, services and information.

Revenues and Cost of Revenues

       Listings. The Company’s listings revenues are derived from LookListings, Small Business fees and affiliate partner commissions. LookListings fees are charged on a “cost-per-click” basis, and are recognized as the clicks are delivered. We expect listings revenues to continue to grow in total and as a proportion of our overall revenues as search marketing continues to be recognized as a highly effective marketing tool. However, as described in the Factors Affecting Operating Results, listings revenues may fluctuate due to a variety of factors.

       Prior to April 9, 2002, the Company charged small businesses a fee to perform an accelerated review of their web sites for possible inclusion in the Company’s directory. Revenue was recognized when the review was completed. On April 9, 2002, LookSmart released Small Business Listings as part of the LookListings Small Business product suite and discontinued the “pay-for-review” service. This new product offers small businesses guaranteed inclusion in our directory for continuing fees which are charged on a “cost-per-click” basis, and are recognized as the clicks are delivered. In addition, there is a small one-time review fee, which is recognized ratably over the client’s estimated life in the directory, currently estimated to be twelve months.

       As anticipated, the Company experienced a decline in Small Business Listings revenue during the second quarter due to the change in Small Business product offerings. The up-front fee on the new Small Business Listings is approximately 25% of the fee charged on the old “pay-for-review” product. This decline was offset to some degree by the fees charged for the clicks on the new “pay-for-inclusion” product. The Company expects Small Business Listings revenue to grow over the next several quarters as new customers sign up for this new product and our base of customers paying at least the minimum monthly cost-per-click fees grows.

       The Company’s costs of listings revenue include the distribution fees paid to partners based on LookListings “cost-per-click” revenues when there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these clicks and revenues. Amortization of certain intangible assets is also included in costs of listings revenues for the three and six months ended June 30, 2002. We expect payments to our distribution partners to increase both in actual dollars and as a percent of revenue both as a result of the expansion of our business and as a result of our agreements to share revenue on Small Business Listings clicks with our partners.

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

       Ecommerce. The Company’s ecommerce revenues are generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Revenues from the sale of merchandise are reported on a gross basis if the Company acts as the principal in the transactions. Associated direct product costs are reported as cost of revenues. The Company expects no further ecommerce revenue or expenses due to the decision to exit this segment of the business effective April 2002.

Operating Expenses

       We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

       Sales and Marketing. Sales and marketing expenses include salaries and associated costs of employment for the Company’s sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation, amortization of unearned compensation, the impact of variable stock option compensation, and provisions for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. We expect that sales and marketing headcount related expenses will remain stable with increases in strategic areas.

       Sales and marketing expenses also partially consist of payments to distribution partners for directing online users to the LookSmart directories and referring Small Business customers. Distribution costs as a percentage of revenues can vary significantly depending on the structure of the payment arrangements between LookSmart and its distribution partners and the mix of clicks we receive from our partners. We expect payments to our distribution partners to increase as we expand our distribution.

       Product Development. Product development costs include all costs related to development and engineering of new products and continued development of our editorial databases. These costs include salaries and associated costs of employment, overhead, facilities and amortization intangible assets, amortization of unearned stock-based compensation and the impact of variable stock option compensation. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized as required by generally accepted accounting principles. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development costs are relatively stable in the short term, but are expected to increase in the future as the Company continues to invest in this area.

       General and Administrative. General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, overhead, facilities, allocation of depreciation, amortization of unearned compensation and the impact of variable stock option compensation. General and administrative expenses include related consulting and professional service fees that will vary significantly over time.

       Amortization of Goodwill. In accordance with SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q), commencing January 1, 2002, the Company ceased amortizing goodwill.

       Asset Impairment and Restructuring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. The Company had no asset impairment and restructuring charges in 2002.

       Income Taxes. Although we are not yet profitable on a consolidated tax basis, tax charges are incurred in connection with our operations in foreign jurisdictions.

Critical Accounting Policies

       The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgment on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. See Note 1-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q for additional information about these and other accounting policies used in the preparation of the consolidated financial statements included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

       Allowance for Doubtful Accounts.The Company records allowances for doubtful accounts based on a customer-specific analysis, and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy.

       Internal Use Software and Web Site Development Costs. The Company accounts for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project.

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

       Goodwill and Intangible Assets. We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, and the fair value and recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” valuation of intangible assets is reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated competitive and economic conditions. Goodwill is reviewed for impairment at least annually. The Company did not record a goodwill impairment charge in the current year as a result of the initial review. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance.

        Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” The disclosure provisions of SFAS No. 123 require judgments made by management as to the expected lives of the outstanding options. Management has based the estimated useful life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well. As a result of the repricing of stock options, the Company will incur compensation expense or negative expense in connection with variable accounting for stock options that have been repriced as the market price of the Company’s common stock increases or decreases.

       Revenue Recognition. The Company generates revenues from listings, advertising, licensing and ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. In some cases there is also an upfront fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently twelve months.

       On April 9, 2002, LookSmart released its Small Business Listings product as part of the LookListings Small Business product suite. This new product is based on continuing “cost per click” fees, which are recognized as revenue when clicks are delivered. In addition, there is a small one-time review fee, which is recognized as revenue ratably over the client’s estimated life in the directory. As anticipated, the Company experienced a decline in Small Business Listings revenue during the second quarter due to the change in product and associated revenue recognition. The Company expects Small Business Listings revenue to grow as new customers join the base of existing customers.

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

       The Company’s ecommerce revenues are generated by the sale of merchandise. In accordance with EITF Issue No. 99-19, “Reporting Gross Revenue vs. Net”, revenue from the sale of merchandise is reported on a gross basis if the Company acts as the principal and on a net basis for transactions in which the Company acts as an agent. Revenue is recognized at the time goods are shipped. In April 2002, the Company exited the ecommerce business.

       For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the services or merchandise is readily determinable. However, determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on this ongoing credit evaluation. In addition, the Company establishes a revenue reserve for estimated billing adjustments.

Results of Operations

Revenues

       Paid clicks, which include both advertising clicks and listings clicks, increased to 87 million and 157 million for the three and six months ended June 30, 2002. This represents increases of 74% and 65% compared to 50 million and 95 million in the corresponding periods in 2001. The increase over the prior year resulted from a refocus of the Company’s business emphasis to the Listings business and away from the advertising business, due to a significant decline in the advertising market. LookSmart has concentrated its efforts on delivering significant value to our listings customers contained in our proprietary directory database, most recently by providing the same value added opportunity to our Small Business Listings customers starting in April 2002.

       Revenue per click decreased from $0.23 per click in the second quarter of 2001 to $0.19 per click in the second quarter of 2002. This decrease was primarily the result of the decline in the number of advertising clicks from the previous year.

       Listings. Listings revenues were $15.2 million and $28.7 million for the three and six months ended June 30, 2002, respectively, representing an 88% and 98% increase over revenue of $8.1 million and $14.5 million for the three and six months ended June 30, 2001, respectively. The growth is due to the successful enhancement of our LookListings suite of products, including products for both large and small businesses, an increase in the number of listings included in our database, and our sales and marketing efforts to promote these new products. Listings revenue accounted for 73% and 70% of total revenues in the second quarter and first half of 2002, respectively, an increase from 44% and 31% in the corresponding periods in 2001, and represented the largest revenue segment for LookSmart for the last five consecutive quarters.

       Small Business Revenue, which is included in listings revenue, was $2.0 million and $5.1 for the three and six months ended June 30, 2002, respectively. This was a decline from $2.8 and $5.6 million for the corresponding periods in 2001. As anticipated, the Company experienced a decline in Small Business Listings revenue during the second quarter due to the change in product. The Company expects Small Business Listings revenue to grow significantly over the next several quarters as new customers join the base of existing customers.

       Advertising. Advertising revenues were $1.7 million for the quarter ended June 30, 2002, and $4.3 million in the first half of 2002, representing decreases of 75% and 72%, respectively, from revenue of $6.8 million and $15.3 million in the corresponding periods in 2001. The decrease in advertising revenues is attributable to the downturn in the online advertising market and reduced demand and prices for these products.

       Licensing. Licensing revenue was $3.8 million for the quarter ended June 30, 2002 and $7.5 million in the first half of 2002, representing an increase of 31% from revenue $2.9 million in the second quarter of 2001 and a 6% decrease from revenue of $8.0 million for the first half of 2001. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links ordered by Microsoft in the first quarter of 2001. In late 2001, deliveries to Microsoft returned to normal levels. The year-to-date decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

       Ecommerce. Ecommerce revenue was $0.2 million for the quarter ended June 30, 2002 and $0.6 million for the first half of 2002, representing decreases of 60% and 93%, respectively, from the corresponding periods in 2001. The decreases are the result of the Company’s decision to exit the ecommerce line of business in April of 2002.

Cost of Revenues

       Distribution costs as a percentage of revenue, which includes costs for both advertising and listing distribution, increased from 40% in the second quarter of 2001 to 42% in the second quarter of 2002. This increase is due to the shift in mix of our clicks, as we now receive more clicks from higher cost distribution, and the impact of the new small business revenue sharing arrangements with our portal partners. We expect distribution costs as a percent of revenue to increase over the next several quarters as we enter into agreements with additional distribution partners.

       Listings. Listings costs of revenues were $6.6 million for the quarter ended June 30, 2002 and $10.2 million for the first half of 2002. This represents increases of 230% and 219% over costs of revenue of $2.0 million and $3.2 million for the second quarter of 2001 and first half of 2001, respectively. The increase in listings cost of revenues is primarily attributable to the growth in partner distribution expenses for the listings products. The costs have increased as the listings business matures and becomes a principal segment of our business and because we are now sharing revenue on Small Business Listings clicks with our partners. Listings costs of revenues are generally variable as a result of variations in the amount of revenue shared with distribution partners under each agreement.

       Advertising. Advertising costs of revenues remained relatively flat at $1.3 million for the quarter ended June 30, 2002, and $2.7 million for the first half of 2002, compared to costs of revenue of $1.3 million for the second quarter of 2001 and $2.7 million for the first half of 2001. Because most of our costs of advertising revenues are generally fixed in the short-term, they cannot be expected to follow declines in advertising revenue.

       Ecommerce. Ecommerce cost of revenues was $0.0 million for the quarter ended June 30, 2002, and $0.1 million for the first half of 2002, compared to costs of revenues of $0.3 million and $5.3 million in the corresponding periods in 2001. The decrease is the result of the Company’s decision to exit the ecommerce line of business.

       Operating Expenses

       Sales and Marketing. Including charges for amortization of unearned compensation and depreciation, sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months		%	Six Months		%
	Ended		change	Ended		change
	June 30,			June 30,

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$444	$245	(45%)	$1,024	$512	(50%)

Stock compensation related to variable options	–	(657)	(100%)	–	118	100%

Other sales and marketing expense	9,069	4,666	(49%)	25,757	10,806	(58%)

Total Sales and Marketing Expense	$9,513	$4,254	(55%)	$26,781	$11,436	(57%)

As % of Revenue	52%	20%		58%	28%

       The decline in quarterly and year to date expense, as well as expense as a percentage of revenues was driven primarily by termination of unprofitable advertising distribution agreements, a reduction in employee-related expenses resulting from the January 2001 restructuring, and reduced corporate marketing and branding-related spending. We expect that sales and marketing headcount related expenses will remain stable with measured increases in strategic areas. In addition, due to the decrease in the market price of the Company’s stock at the end of the second quarter of 2002, the Company incurred negative stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases.

       Product Development. Including charges for amortization of unearned compensation and depreciation, product development expenses changed as follows (dollar figures are in thousands):

	Three Months		%	Six Months		%
	Ended		change	Ended		change
	June 30,			June 30,

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$282	$279	(1%)	$586	$523	(11%)

Stock compensation related to variable options	–	(820)	(100%)	–	148	100%

Other product development expense	6,815	5,704	(16%)	15,616	11,509	(26%)

Total Product Development Expense	$7,097	$5,163	(27%)	$16,202	$12,180	(25%)

As % of Revenue	39%	25%		35%	30%

       The decrease in quarterly expenses, as well as expenses as a percent of revenue, was driven by the overall decrease in employee-related expenses resulting from the January 2001 restructuring. In the last half of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment will enhance the Company’s ability to track and report to its customers the effectiveness of its advertising and listings products. In addition, due to the decrease in the market price of the Company’s stock at the end of the second quarter of 2002, the Company incurred negative stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases. We expect product development costs to increase as we continue to invest in search technology.

       General and Administrative. Including charges for amortization of unearned compensation and depreciation, general and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months		%	Six Months		%
	Ended		change	Ended		change
	June 30,			June 30,

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$20	$27	35%	$251	$69	(73%)

Stock compensation related to variable options	–	(476)	(100%)	–	85	100%

Other general and administrative expense	2,829	2,743	(3%)	5,755	4,836	(16%)

Total General and Administrative Expense	$2,849	$2,294	(19%)	$6,006	$4,990	(17%)

As % of Revenue	16%	11%		13%	12%

       The decrease in quarterly expenses as well as expenses as a percent of revenues, was driven by the overall decrease in employee-related expenses resulting from the January 2001 restructuring and continuing cost management. We anticipate general and administrative expenses to remain relatively flat. However, these expenses may fluctuate somewhat due to unpredictable consulting and professional fees. In addition, due to the decrease in the market price of the Company’s stock at the end of the second quarter of 2002, the Company incurred negative stock compensation expense in connection with variable accounting for repriced stock options. This cost will continue to fluctuate as the market price of the Company’s stock increases or decreases.

       Amortization of Goodwill. In accordance with the adoption of SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q), the Company no longer amortizes goodwill.

       Asset Impairment and Restructuring Charges. January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction in staff of 172 employees ($2.2 million in severance and related employee payments). In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. Asset impairment and restructuring charges were $2.4 million and $11.8 million for the quarter ended June 30, 2001 and first half of 2001, respectively. This represented 13% and 25% of revenues in those periods. LookSmart incurred no asset impairment and restructuring charges in the six months ended June 30, 2002.

       Interest and Other Non-Operating Expense. Interest and other non-operating expense primarily includes interest expense on our debt and capital lease obligations, net of interest income from our cash, cash equivalents and investments, realized gains or losses on investments, and foreign currency transaction gains and losses arising from the change in the value of foreign currencies, primarily the Australian dollar, relative to the United States dollar.

       Interest and other non-operating expense decreased by 46% to $1.3 million in the quarter ended June 30, 2002 and by 21% to $2.6 million for the first half of 2002, compared to $2.4 million and $3.3 million in the same periods of 2001. The quarterly and year-to-date decreases resulted from the renegotiation and partial repayment of the credit facility between LookSmart and British Telecommunications in December 2001.

       Share of Joint Venture Income (Expense), Net. Share of Joint Venture Income (Expense), Net includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $0.9 million of expense for the quarter ended June 30, 2002 and $1.9 million for the first half of 2002. This represents decreases in expense of 65% and 66%, respectively, compared to $2.6 million and $5.6 million recorded during the corresponding periods of 2001. The decrease is a result of BT LookSmart’s combined revenue growth and reduced expenses.

Income Taxes and Minority Interest

       We recorded income tax expense of $10,000 and $24,000 in the quarter and six months ended June 30, 2002, respectively, compared to $44,000 and $76,000 in the quarter and six months ended June 30, 2001, respectively. Income tax expense is primarily associated with our Australian operations. Minority interest expense is associated with the Company’s ownership interest in Futurecorp, which was disposed of in first quarter 2002.

Loss from Discontinued Operations

       In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which includes a $1,035,000 loss on disposal, in the first quarter of 2002. Revenue and pretax net income reported in discontinued operations for the six months ended June 30, 2002 were $642,000 and $63,000, respectively. Loss from discontinued operations was $253,000 and $515,000 in the first quarter of 2001 and first half of 2001. There was no impact from discontinued operations in the second quarter of 2002.

Joint Venture

       In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (“BT”). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which provides localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting.

       Our share of the joint venture’s net income or loss is reported as non-operating income or expense. In December of 2001, the joint venture agreement was amended to allow either party to the joint venture to exercise a call option (the “Call”), which would require the other party to sell its share of the joint venture for cash to the party initiating the Call. The purchase price would be based upon the fair market value of the joint venture at the time of the Call. The agreement provides a process for either party to outbid the other in subsequent Calls, until a sale is concluded. The Call becomes effective in September 2002. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from LookSmart (Barbados), Inc. to the joint venture, effective December 2001.

       The joint venture agreement requires that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, BT extended to LookSmart a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, LookSmart renegotiated the loan and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million bears interest of 15% per annum. The credit facility and accrued interest are due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. If we do not repay the loan in full or in part, British Telecommunications may exercise its contractual right to take some or all of our equity stake in the BT LookSmart joint venture. We believe that recovery of our equity stake in the BT LookSmart joint venture is BT's only recourse against the Company in the event of a default, but in the event of default, BT may attempt to pursue other remedies against us.

Liquidity and Capital Resources

       LookSmart invests cash pending use in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of June 30, 2002, LookSmart had $48.7 million of unrestricted cash, cash equivalents and short-term investments and $3.1 million of restricted cash. Restricted cash is only available for investment in BT LookSmart ($3.0 million) and as support for a letter of credit ($0.1 million) related to a loan to purchase insurance.

       Cash provided by operating activities was $4.6 million for the first half of 2002 compared to cash used in operating activities of $8.3 million in the same period in 2001. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the second quarter of 2002 compared to the second quarter of 2001, reduced employee-related expenses resulting from the January 2001 company-wide restructuring and continuing cost management. We have generated cash from operating activities for the last three consecutive quarters.

       Net cash provided by investing activities was $11.8 million for the first half of 2002, compared to cash used in investing activities of $0.6 million in the same period in 2001. During the six months ended June 30, 2002, investment activity consisted primarily of the rollover of investments into shorter term maturities classified as cash equivalents due to the prevailing interest rate environment.

       Net cash provided by financing activities was $1.4 million for the first half of 2002, compared to cash used in financing activities of $0.3 million in the same period in 2001.

       The Company’s contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

       Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to the joint venture for the foreseeable future. However, we expect that we may need to seek additional financing to fund our business operations. We cannot assure you that such financing will be available on reasonable terms, if at all. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

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

We have a history of net losses and may continue to incur net losses

              We have incurred net losses from inception to date, including net losses of approximately $6.2 million in the first half of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of June 30, 2002, we had an accumulated deficit of approximately $216.0 million. We may continue to have net losses in future quarters, depending on our ability to contain expenses, grow revenues and capitalize on new sources of revenue. We expect to spend significant amounts to:

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

              Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability on a quarterly or annual basis.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

              Revenues from the licensing portion of our agreement with Microsoft accounted for substantially all of our licensing revenues in the quarter ended June 30, 2002. Either party may terminate the licensing portion of the agreement for any reason on six months’ notice. If the licensing portion of the agreement is terminated, our revenues and results of operations would decline significantly.

              The cash payments we receive for each six-month period under the licensing portion of the agreement are subject to full or partial refund if we fail to provide the stated number of listings during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

A significant portion of our distribution is concentrated among a limited number of our distribution partners

              We derived the majority of our paid clicks from our top three distribution partners in the quarter ended June 30, 2002. Microsoft accounted for more than half of our total paid clicks, and this traffic resulted in approximately half of our listings revenues, in the quarter ended June 30, 2002. Either party may terminate the distribution portion of our agreement with Microsoft for any reason on six months’ notice. If the distribution portion of the agreement is terminated, the number of clicks on our listings would decline significantly, as would revenues from our listing products, the related distribution costs, and our results of operations.

Our success depends on maintaining and expanding our network of distribution partners

              Our success depends on our ability to distribute our search results through our network of portals, ISPs, and media companies. Because our listings revenues depend on click-throughs on our customers’ listings, growth in our listings business depends on increasing the volume of traffic on our distribution network. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we face competition from other search marketing providers to sign agreements with major distribution partners. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues could be seriously harmed.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

              Our revenues and operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	the number of search queries on our and our distribution partners’ web sites;

•	the cost-per-click we receive from advertisers;
•	the demand for, and prevailing prices of, Internet advertising and marketing services;
•	the timing of revenue recognition under our listings, licensing and advertising contracts;
•	the timing of our entry into and termination of new contracts for licensing, distribution and advertising;
•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers;
•	changes in our or our partners’ pricing policies; and
•	the timing of our delivery of listings under our contract with Microsoft. We recognize quarterly licensing revenues under this contract based on the number of listings added to our database during the quarter relative to the total number of listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

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

Our growth prospects depend on the success of our listings business

              To increase our revenues and reach profitability, we will need to continue expanding our listings business, particularly our Directory Listings, Index Listings, Sponsored Listings and Small Business Listings. Listings accounted for $15.2 million or 72.4% of our revenues in the quarter ended June 30, 2002. Our success will depend upon the extent to which advertisers choose to use our listings products. Some of these products, particularly Small Business Listings, are in their early stages and we cannot accurately predict whether they will meet projected levels of revenues in future quarters. Also, these products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings, or customers may not adopt our new products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business, our results of operations and financial condition will suffer.

              Although we expect our listings revenues to continue to increase as an absolute number and a percentage of total revenues, this may not be the case due to continued weakness in the online advertising market, reductions in advertising expenditures by online companies and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find search marketing to be a less effective means of promoting their products or services relative to other advertising media and may reduce or eliminate their expenditures on search marketing. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of the search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

              We offer listings services and make listings information available to end users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the services we offer or the listings in our database violate any rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We have been subject to purported class action lawsuits in connection with our listings services (see “Legal Proceedings”, below), and we or our distribution partners could be subject to other claims for defamation, invasion of privacy, trademark infringement, product liability, breach of contract, unfair advertising or other theories based on our listings and services. In addition, we are obligated under some agreements to indemnify our partners as a result of claims that our listings or services infringe on the rights of others. Regardless of whether such claims result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all.

We face risks of claims from third parties for intellectual property infringement and other matters that could adversely affect our business

              We make Internet search services available to our users through the use of our proprietary algorithms and databases. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters. Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a court were to determine that some aspect of our search services or listings infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenues and business. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

Our revenues and income potential are unproven and our business model is continuing to evolve

              We compete in the relatively new and rapidly evolving search marketing market, which presents many uncertainties that could require us to further refine or change our business model. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our success will depend on many factors, including our ability to:

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

              We compete with companies that provide pay-for-placement listings, targeted advertising, search and directory services, search algorithms and other forms of Internet advertising. As we expand the scope of our Internet services, we will compete directly with a greater number of targeted marketing providers and other web search companies across a wide range of different online services. To date, the search marketing market has been characterized by intense competition for consumer traffic. This has resulted in the payment of user traffic fees by us and others to frequently-used web sites, portals and internet service providers, or ISPs. If these companies fail to provide search traffic to us, or the cost of search traffic increases, our business and financial results would be harmed.

BT LookSmart may not ever become profitable and we may lose our interest in the joint venture if we fail to repay our loan from British Telecommunications

              We face many risks associated with our joint venture with British Telecommunications, such as:

•	we will recognize 50% of the net loss from the joint venture as non-operating expense on our statement of operations. For the quarter ended June 30, 2002, our share of the joint venture’s net loss was $852,000. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will achieve positive cash flow or profitability, if at all;
•	while the budget for the joint venture will be determined by the joint venture’s board of directors, we project that our financial contributions in 2002 will be approximately $3.0 million. However, there can be no assurance in this regard. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;
•	the joint venture faces competition in markets abroad from a range of competitors, including AOL Time Warner, eSpotting, Overture Services, Terra Lycos, UK Plus, Yahoo!, and other search marketing, media, telecommunications and portal companies, many of which have greater capital resources, customer agreements and local experience in these markets;
•	the joint venture may fail to offer locally-relevant and popular web directories, which could result in narrower adoption of the directories and lower growth in search queries;
•	the joint venture faces risks associated with conducting operations in many different countries, such as currency fluctuations, government and legal restrictions, privacy and tax laws, cultural or technical incompatibilities and economic or political instability;
•	the joint venture may be unable to generate sufficient advertising and listings revenue to reach operating profitability;
•	the joint venture may fail to establish an effective management team and hire experienced and qualified personnel in each of the countries in which it competes; and
•	we may be unable to maintain an effective working relationship with our partner in the joint venture due to differences in business goals, assessment of and appetite for risk, or other factors.

              Under our restructured loan arrangement with British Telecommunications, our outstanding indebtedness will be due and payable in full in March 2003. Although we believe that we will have cash at that time which exceeds the amount of the loan, this may not be the case if our future revenues do not meet expectations, if we fail to achieve operating profitability or if we incur unforeseen expenses. If we do not repay the loan in full or in part, British Telecommunications may exercise its contractual right to take some or all of our equity stake in the BT LookSmart joint venture. We believe that recovery of our equity stake in the BT LookSmart joint venture is British Telecommunications’ only recourse against the Company in the event of a default, but in the event of default, British Telecommunications may attempt to pursue other remedies against us.

Some of our customers represent credit risks

              We expect to continue to derive a significant portion of our revenues from the sale of listings and advertising to companies that represent credit risks. Many of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our allowance for doubtful accounts receivable as of June 30, 2002 was $3.0 million, or 26.0% of our accounts receivable. We may continue to have these difficulties in the future. If a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

We face risks associated with acquisition of businesses and technologies; acquisitions will likely also dilute our existing stockholders

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

              We have acquired businesses and technologies, including the acquisition of WiseNut, Inc. in the second quarter of 2002. Integration of acquired companies and technologies into LookSmart could be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our stock price is extremely volatile and investors may not be able to resell their shares for a profit

              The stock market has recently experienced significant price and volume fluctuations, and the market prices of Internet companies have been extremely volatile. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular;
•	quarterly fluctuations in our operating results;
•	our potential failure to meet analyst expectations on a quarterly basis;
•	changes in ratings or financial estimates by securities analysts;
•	announcements of technological innovations, partnerships, acquisitions or new products or services by us or our competitors;
•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or owners of businesses we have acquired, or the perception that such sales could occur;

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of July 31, 2002, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 20.3 million shares of common stock); or
•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

              We have developed custom, proprietary software for use by our editors to create the LookSmart directories, and we also use proprietary and licensed software to search the database, distribute the directories and serve advertising to associated web pages. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	substantial increases in editorial activity or the number of listings in our directory;
•	customization of our directory for distribution to particular partners;
•	substantial increases in the number of search queries to our database; or
•	the addition of new products, features or changes in our directory structure.

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

Recent acquisitions and strategic alliances involving our competitors could hinder the expansion of our distribution network or present competitive challenges

              A number of significant acquisitions and other alliances have been completed or announced in the search marketing business involving some of our competitors, including:

•	the paid placement search listings partnerships between Overture Services, Inc. and each of Yahoo!, Terra Lycos, Microsoft’s MSN, AltaVista and United Online;
•	the paid placement search listings partnerships between Google, Inc. and each of Earthlink, Yahoo!, AT&T, Ask Jeeves and AOL Time Warner, Inc.; and
•	Primedia, Inc.’s acquisition of About.com (including the Sprinks paid placement search listings service).

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

We may be unable to attract and retain qualified persons for our board of directors

              Subsequent to the resignation of three members of the board of directors in June 2002, we retained a recruiting firm to conduct a search for qualified persons to fill the vacancies on the board of directors. The search is in early stages and has not yet culminated in replacements for these directors. While we expect to fill the open positions, we may be unable to attract and retain persons with appropriate backgrounds and experience to fill these positions in a timely manner, particularly a person whose background and experience meets the Audit Committee requirements of the Marketplace Rules of The Nasdaq Stock Market. If we are unable to attract and retain such a person in a timely manner, or if we otherwise fail to comply with the requirements for continuing listing on the Nasdaq National Market, our stock may be subject to delisting proceedings.

Our success depends on our ability to attract and retain key personnel

              Our success depends, in part, on the continued service of our key management personnel. The loss of the services of any of our key employees could adversely affect our business. Our success also depends on our ability to identify, attract, retain and motivate highly skilled administrative, technical, editorial, finance and marketing personnel. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our business prospects depend on the continued growth in the use of the Internet

              Our business is dependent upon continued growth in the use of the Internet as a medium for search marketing, advertising and commercial transactions. Internet usage for these purposes may not grow at projected rates for various reasons, such as:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Interest Rate Risk.The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of June 30, 2002 or December 31, 2001. The Company invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

       Foreign Currency Risk.International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in the quarter ended June 30, 2002 and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in the quarter ended June 30, 2002 was not material.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              On May 9, 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleges breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced on April 10, 2002. The complaint seeks restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. On July 9, 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that are substantially similar to those alleged by Legal Staffing Partners. In both cases, the Company has filed or plans to file motions to dismiss the claims. Plaintiffs in both cases have served document requests, but no other discovery is being sought at this time. LookSmart believes that the allegations against it are without merit and intends to contest the allegations vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On June 5, 2002, the Company held its annual stockholder meeting. At the meeting, a quorum the stockholders of the Company considered and approved three proposals: (1) the election of three directors (Evan Thornley, Tracey Ellery and Edward West) to the board of directors and (2) the ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2002, and (3) to approve an amendment to the 1998 Stock Plan to increase the number of shares of common stock issuable under the plan by 5,000,000 shares. The remaining directors, Anthony Castagna, James Tananbaum, Mariann Byerwalter and Robert Ryan, were incumbent directors who did not stand for election at the meeting. The following table shows the results of the voting on these matters.

(1)	Election of Directors:

	Name	For	Withheld

	Thornley	68,206,944	3,043,050
	Ellery	70,500,257	749,737
	West	70,685,163	564,831

(2)	Ratification of Independent Auditors:

	For	Against	Abstain

	71,075,072	160,544	14,378

(3)	Approval of Amendment to 1998 Stock Plan:

	For	Against	Abstain	Broker Non-Vote

	34,166,866	6,603,080	9,752	30,470,296

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits.

              Please see the exhibit index following the signature page of this report.

(2) Current Reports on Form 8-K.

              The Company filed Current Reports on Form 8-K on April 30, 2002 and June 25, 2002.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	LOOKSMART, LTD.

	By:	/s/ DIANNE DUBOIS
___________________________________________________________
Dianne Dubois,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation
3.2(1)	Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999
10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers
10.2(1)	Amended and Restated 1998 Stock Plan
10.3(1)	1999 Employee Stock Purchase Plan
10.4+(1)	License and Update Agreement with Microsoft Corporation
10.5+(1)	Asset Purchase Agreement with Guthy-Renker Internet LLC
10.6+(1)	Development Agreement with Cox Interactive Media, Inc.
10.7+(1)	Premier Positions on US Search Pages with Netscape Communications Corporation
10.8+(2)	1999-2000 U.S. Net Search Premier Provider Agreement with Netscape Communications Corporation
10.9+(1)	PBS Group Sponsorship Agreements
10.10(1)	Lease Agreement with 487 Bryant Street, LLC for property located at 487 Bryant Street, San Francisco, California, dated May 4, 1998 10.11(1) Sublease Agreement with Jaran, Inc. for property located at 275 Brannan Street, San Francisco, California, dated April 30, 1999
10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999
10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998
10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998
10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999
10.16(1)	Summary Plan Description of 401(k) Plan
10.17+(3)	Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT LookSmart Ltd., LookSmart (Barbados), Inc. and British Telecommunications Plc dated February 15, 2000
10.18+(3)	Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart (Barbados), Inc. dated February 15, 2000
10.19(3)	Loan Letter Agreement between the Registrant and Transceptgate Ltd. dated February 15, 2000
10.20+(4)	Restated and Final Tagging and Marketing Agreement with Guthy-Renker Corporation dated August 9, 1999
10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000
10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000
10.23(5)	Loan Facility Agreement between Transceptgate Limited, LookSmart, Ltd. and LookSmart (Barbados) Inc., dated December 7, 2001
10.24	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002
10.25	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002
10.26(*)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002
21.1(1)	List of Subsidiaries

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2001.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.
(*)	Confidential treatment has been requested with respect to portions of the exhibit.