Form 10-Q
period 2002-09-30
LOOKSMART LTD
filed 2002-11-12
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _______ to ________ .

Commission File Number: 000-26357

LOOKSMART, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

          As of October 31, 2002, there were 98,118,854 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, except per share amounts)

	December 31, 2001	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$29,766	$50,487
Restricted cash	3,728	1,750
Short-term investments	14,346	1,201
Trade accounts receivable, net	9,294	9,995
Accounts receivable from related parties	906	138
Prepaid expenses	2,144	2,595
Other current assets	617	1,043

Total current assets	60,801	67,209
Property and equipment, net	10,272	9,451
Goodwill and intangible assets, net	9,969	15,460
Security deposits	2,878	2,642
Other long-term assets	2,182	2,417

Total assets	$86,102	$97,179

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,323	$3,038
Other accrued liabilities	14,647	15,614
Deferred revenue	9,152	8,038
Current portion of long-term debt	—	39,280

Total current liabilities	26,122	65,970
Long-term debt	35,777	992
Other liabilities	559	859

Total liabilities	62,458	67,821
Stockholders’ equity:
Capital stock $.001 par value; authorized: 200,000 at December 31, 2001 and September 30, 2002; issued and outstanding: 93,004 and 98,054 at December 31, 2001 and September 30, 2002, respectively	93	98
Additional paid-in capital	234,841	245,190
Other equity (deficit)	(1,198)	502
Accumulated deficit	(210,092)	(216,432)

Total stockholders’ equity	23,644	29,358

Total liabilities and stockholders’ equity	$86,102	$97,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenues:
Listings	$9,140	$18,747	$23,651	$47,403
Advertising	4,501	1,384	19,846	5,665
Licensing	3,421	3,635	11,470	11,135
Ecommerce	499	—	8,995	573

Total revenues	17,561	23,766	63,962	64,776
Cost of revenues:
Listings	2,321	8,406	5,538	18,655
Advertising	1,250	1,527	3,934	4,250
Ecommerce	221	—	5,559	64

Total cost of revenues	3,792	9,933	15,031	22,969

Gross profit	13,769	13,833	48,931	41,807

Operating expenses:
Sales and marketing (includes deferred stock and variable option stockcompensation of $338 and $162 in the three months ended September 30, 2001 and 2002, respectively, and $1,362 and $792 in the nine months ended September 30, 2001 and 2002, respectively)	7,723	4,364	34,504	15,800
Product development (includes deferred stock and variable option stockcompensation of $317 and $184 in the three months ended September 30, 2001 and 2002, respectively, and $903 and $855 in the nine months ended September 30, 2001 and 2002, respectively)	8,081	5,108	24,283	17,288
General and administrative (includes deferred stock and variable optionstock compensation of $112 and $(32) in the three months ended September 30, 2001 and 2002, respectively, and $363 and $123 in the nine months ended September 30, 2001 and 2002, respectively)	2,825	2,794	8,831	7,784
Amortization of goodwill	524	—	3,725	—
Asset impairment and restructuring charges	—	—	11,791	—

Total operating expenses	19,153	12,266	83,134	40,872

Income (loss) from operations	(5,384)	1,567	(34,203)	935
Non-operating income (expenses):
Interest and other non-operating income (expense), net	(2,418)	(1,161)	(5,742)	(3,774)
Share of joint venture loss	(2,237)	(874)	(7,805)	(2,803)

Loss from continuing operations before income taxes	(10,039)	(468)	(47,750)	(5,642)
Income tax and minority interest	21	1	(55)	(23)

Loss from continuing operations	(10,018)	(467)	(47,805)	(5,665)
Loss from discontinued operations	(163)	—	(678)	(972)

Net loss	$(10,181)	$(467)	$(48,483)	$(6,637)

Other comprehensive loss:
Change in foreign currency translation adjustment during the period	54	28	(164)	426
Change in unrealized gains/(losses) during the period	3	—	336	(1)

Comprehensive loss	$(10,124)	$(439)	$(48,311)	$(6,212)

Basic and diluted net loss per share:
Loss from continuing operations	(0.11)	(0.00)	(0.52)	(0.06)
Loss from discontinued operations	(0.00)	—	(0.01)	(0.01)
Net loss	(0.11)	(0.00)	(0.53)	(0.07)
Weighted average shares outstanding used in basic and diluted per share calculation	92,406	97,246	91,648	95,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(48,483)	$(6,637)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Share of joint venture loss	7,805	2,803
Depreciation and amortization	11,018	5,672
Impairment of goodwill	8,371	—
Loss from discontinued operations	—	972
Non-cash charges	205	154
Stock compensation	2,628	1,716
Loss on foreign currency transactions	14	—
Net (gains) losses from the sales of assets	(100)	157
Changes in operating assets and liabilities:
Trade accounts receivable	9,877	(962)
Prepaid expenses	5,408	(447)
Other assets	3,928	177
Trade accounts payable	(5,597)	839
Other liabilities	828	4,821
Deferred revenues	(3,408)	(1,072)
Minority interest	106	—

Net cash provided by (used in) operating activities	(7,400)	8,193

Cash flows from investing activities:
Purchase of short-term investments	(12,388)	—
Proceeds from sale of short-term investments	4,036	13,146
Proceeds from the sale of property and equipment	152	94
Funding to joint venture and subsidiaries	(4,000)	(1,516)
Payments for property, equipment and software development	(1,374)	(4,247)
Restricted cash	—	1,978
Business acquisition, cash acquired	—	311

Net cash provided by (used in) investing activities	(13,574)	9,766

Cash flows from financing activities:
Proceeds from issuance of notes	—	1,622
Repayment on notes	(25)	(991)
Repayments on equipment lease	(699)	(458)
Proceeds from issuance of common stock	352	2,364

Net cash provided by (used in) financing activities	(372)	2,537

Effect of exchange rate changes on cash	(124)	225

Increase (decrease) in cash and cash equivalents	(21,470)	20,721
Cash and cash equivalents, beginning of period	52,617	29,766

Cash and cash equivalents, end of period	$31,147	$50,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

       LookSmart (“LookSmart” or the “Company”)is a leader in search marketing, helping online and offline businesses acquire qualified leads from the Internet through search. LookSmart provides search results through its network of leading Internet portals, ISPs and Internet media companies. The acquisition of WiseNut in April 2002 has enhanced LookSmart’s ability to provide highly relevant and valuable search results to portals and Internet search providers (“ISPs”) using the WiseNut technology and our proprietary directories. By providing its search results through a network of partners, LookSmart enables businesses to gain access to qualified consumers at the moment that they are searching for relevant products, services and information.

       The consolidated financial statements include the accounts of the Company and its subsidiaries: LookSmart International Pty Ltd., LookSmart Holdings (Delaware), Ltd., LookSmart Netherlands B.V., LookSmart (Barbados), Inc. and LookSmart Germany GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method.

Revenue Recognition

       The Company generates revenues from listings, advertising, licensing and in prior periods, ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. Listings revenue is recognized as clicks are delivered. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently twelve months.

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

       Revenue associated with the Company’s licensing contract is recognized as delivery occurs as specified under the contract, all performance obligations have been satisfied, and no refund obligations exist. Payments from customers received in advance of delivery are recorded as deferred revenues.

       The Company’s ecommerce revenues were generated by the sale of merchandise. Revenue is recognized at the time goods are shipped. In April 2002, the Company exited the ecommerce business.

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

Expense Recognition

       Generally, all costs are expensed as incurred.  However, product development costs have been capitalized to the extent that costs for internal use software are required to be capitalized and amortized under American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company had capitalized software, net of accumulated depreciation, of $0.7 million and $2.5 million as of December 31, 2001 and September 30, 2002, respectively. These amounts are included in other long-term assets on the balance sheet.

Recently Issued Accounting Pronouncements

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

       On January 1, 2002, the Company adopted Statement No. 141, “Business Combinations” (“SFAS No. 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets.  Under SFAS No. 142, the Company ceased amortizing goodwill. All of the Company’s goodwill is attributed to the Listings segment of the business.

The Company’s intangible assets are comprised primarily of purchased technology and have estimated useful lives of 3 to 7 years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. The Company reported the following (in thousands):

	December 31, 2001	September 30, 2002

	(Unaudited)
Goodwill	$11,546	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	$8,852	$8,852
Intangible assets	$1,935	$8,475
Less accumulated amortization	818	1,867

Intangible assets, net	$1,117	$6,608

       Intangible asset amortization expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2002, respectively, and $0.8 million and $1.3 million for the three and nine months ended September 30, 2001, respectively. Estimated intangible amortization expense for each of the years ending December 31 is as follows (in thousands):

Year	Estimated Amortization of Intangibles

2002	$1,474
2003	1,328
2004	928
2005	927
2006	923
Thereafter	2,076

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

       The reconciliation of net income to adjusted net income as if there had been no goodwill amortization in any period presented is as follows for the three and nine months ended September 30, 2001. There was no goodwill amortization for the three and nine months ended September 30, 2002 (in thousands, except per share amounts):

	Three months Ended Sept. 30, 2001	Nine months Ended Sept. 30, 2001

	(unaudited)	(unaudited)
Reported net loss	$(10,181)	$(48,483)
Goodwill amortization	524	3,725

Adjusted net loss	$(9,657)	$(44,758)
Reported basic and diluted earnings per share:
Net loss	$(0.11)	$(0.53)
Goodwill amortization	0.01	0.04

Adjusted net loss	$(0.10)	$(0.49)

ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER

       In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amounts paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. Effective January 1, 2002, the Company has adopted the provisions of EITF 01-09, which has had no material impact on the consolidated financial statements.

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

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

             In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement 145 shall be applied in fiscal years beginning after May 15, 2002. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

             In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe adoption of this statement will materially impact the Company’s financial position or results of operations.

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

3.          Loss from Discontinued Operations

             In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which included a $1,035,000 loss on disposal. Revenue and pretax net income reported in discontinued operations for the nine months ended September 30, 2002 were $642,000 and $63,000, respectively.

4.          Asset Impairment and Restructuring Charges

             In January 2001, the Company announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction in staff of 172 employees.  The restructuring resulted in a one-time charge of $9.4 million during the first quarter of 2001. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. The Company had no asset impairment and restructuring charges in the first nine months of 2002 and all payments were made in the period the expense was recorded.

5.           Business Concentration

             The Company has a number of agreements with distribution partners that generate traffic, increasing the Company’s revenues from listings products. The Company derives the majority of its outside traffic from one distribution partner.  The Company could replace this partner with other suppliers, however the loss of this distribution partner would have a significantly adverse effect on the Company’s operations, at least in the short term.

6.          Net Loss Per Share

             In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

	(unaudited)		(unaudited)
Numerator—Basic and diluted:
Loss from continuing operations	$(10,018)	$(467)	$(47,805)	$(5,665)
Loss from discontinued operations	(163)	—	(678)	(972)

Net loss	$(10,181)	$(467)	$(48,483)	$(6,637)

Denominator—Basic and diluted:
Weighted average common shares outstanding	92,406	97,246	91,648	95,798

Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.00)	$(0.52)	$(0.06)
Loss from discontinued operations	$(0.00)	—	$(0.01)	$(0.01)

Basic and diluted loss per share	$(0.11)	$(0.00)	$(0.53)	$(0.07)

             Options and warrants to purchase common shares are not included in the diluted loss per share calculations as their effect is antidilutive for all periods. The antidilutive securities included common stock equivalents relating to stock options and warrants to purchase common shares and were as follows (in thousands):

	As of September 30,

	2001	2002

	(unaudited)
Options	15,191	17,957
Warrants	2,015	2,015

Total dilutive shares	17,206	19,972

7.          Related Party Transactions

             The Company had a distribution agreement with Guthy-Renker Corporation (“GRC”), one of the Company’s stockholders. The distribution agreement with GRC terminated pursuant to its terms on April 2, 2002. During the first nine months of 2002, the Company earned $940,000 in revenue from GRC and paid GRC $18,000 for marketing and administrative support. During the three and nine months ended September 30, 2001, the Company earned  $791,000 and $9,246,000, respectively, in revenue from GRC. During the three and nine months ended September 30, 2001, the Company paid GRC $8,000 and $100,000, respectively, for marketing and administrative support.

             In April 2002, the Company loaned an executive officer of the Company $250,000. The loan is interest free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. In the event that the officer’s employment terminates during the four year period, the outstanding unforgiven balance is due upon the next anniversary date of the loan. The amount being forgiven, plus imputed interest and payments to cover taxes, are charged to operations ratably over the life of the loan.

             In October 2001, the Company entered into a license agreement with Viator Ventures, Inc., a technology company wholly owned by an executive officer of the Company. In February 2002, the Company exercised its contractual option to make the license exclusive.  In connection with the license, the Company paid $400,000 and issued 300,000 shares of Company common stock valued at $660,000 to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

8.          Segment Information

             Until April 2002, when the Company exited the ecommerce business, the Company operated in four segments: listings, advertising, licensing and ecommerce. Since the discontinuance of its ecommerce business, the Company has operated in three segments: listings, advertising and licensing. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reports revenue and cost of revenues for these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue, information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments. As of December 31, 2001 and September 30, 2002, accounts receivable by segment were as follows (in thousands):

	December 31, 2001	September 30, 2002

	(unaudited)
Listings	$7,336	$10,610
Advertising	4,956	1,826
Licensing	99	94
Ecommerce	12	—

Total	12,403	12,530
Allowance for doubtful accounts	(3,109)	(2,535)

Accounts receivable, net	$9,294	$9,995

           As of December 31, 2001 and September 30, 2002 deferred revenue by segment was as follows (in thousands):

	December 31, 2001	September 30, 2002

	(unaudited)
Listings	$329	$2,998
Advertising	330	166
Licensing	8,493	4,874

Total	$9,152	$8,038

9.        Stock Option Plan

           During the nine months ended September 30, 2002, the Company granted 6,448,744 stock options at the then current fair market value of its underlying common stock. During such period, employees exercised an aggregate of 2,042,544 options, and 2,465,384 options were cancelled. Total outstanding stock options were 17,956,812 as of September 30, 2002.

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

          Under the terms of the acquisition agreement, 1.2 million shares of common stock were placed in an escrow account for a period of 12-18 months. The shares are held in escrow pending the outcome of certain seller representations and warranties. If and when these contingently issuable shares are released from escrow, their fair value at that time will be recorded as goodwill and will be assigned to the Company’s Listings segment.

          The Company’s consolidated financial statements include the operating results of WiseNut from the date of acquisition. Pro forma results of operations have not been presented because the effects were not material.

          The following table presents details of WiseNut’s assets and liabilities acquired by the Company as of the acquisition date (in thousands):

Cash and cash equivalents	$311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378

Net assets acquired	$8,526

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

Overview

     LookSmart is a leader in search marketing, helping online and offline businesses obtain qualified leads on the Internet through search. LookSmart provides search results through its network of leading Internet portals, ISPs and Internet media companies. The acquisition of WiseNut in April 2002 has enhanced LookSmart’s ability to provide highly relevant and valuable search results to portals and ISP’s using the WiseNut technology and our proprietary directories By providing its search results through a network of partners, LookSmart enables businesses to gain access to qualified consumers at the moment that they are searching for relevant products, services and information.

Revenues and Cost of Revenues

     Listings. The Company’s listings revenues are derived from LookListings and affiliate partner commissions. LookListings fees are charged on a “cost per click” basis, and are recognized as the clicks are delivered. We expect listings revenues to continue to grow in total and as a proportion of our overall revenues as search marketing continues to be recognized as a highly effective direct marketing tool.  However, as described in the Factors Affecting Operating Results, listings revenues may fluctuate due to a variety of factors.

     Prior to April 9, 2002, the Company charged small businesses a fee to perform an accelerated review of their web sites for possible inclusion in the Company’s directory. Revenue was recognized when the review was completed. On April 9, 2002, LookSmart released Small Business Listings as part of the LookListings Small Business product suite and discontinued the “pay-for-review” service.  This new product offers small businesses inclusion in our search results for continuing fees which are charged on a “cost per click” basis, and are recognized as the clicks are delivered.  In addition, there is a small one-time review fee, which is recognized ratably over the client’s estimated life in the directory, currently estimated to be twelve months.

     The Company’s costs of listings revenues include the distribution fees paid to partners based on LookListings “cost-per-click” revenues when there is no LookSmart branding or other direct sales and marketing efforts associated with the generation of these clicks and revenues. Amortization of certain intangible assets is also included in costs of listings revenues for the three and nine months ended September 30, 2002. We expect distribution costs as a percentage of revenue to increase slightly over the next several quarters as our listings revenues increase and higher contractual revenue sharing obligations apply.

     Advertising. The Company’s graphical advertising revenues are typically derived from two to four month agreements requiring the Company to serve a minimum number of advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements, and we are able to charge premiums on some categories based on advertisers’ perceptions of the associated economic value. This value is derived from the location of the advertisement on the page, the targeting by category or keyword and the size of the audience requesting the page.

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

     Advertising revenues, both in absolute terms and as a percent of total revenues, have declined over the past year. We expect this trend to continue as we de-emphasize this segment of our business.

     Licensing. We license our database content to Microsoft. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the timing of delivery of new non-commercial links to the database under the licensing agreement with Microsoft and the expiration, renewal and addition of agreements with current and future partners.

     Ecommerce. The Company’s ecommerce revenues were generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Associated direct product costs are reported as cost of revenues. The Company expects no further ecommerce revenue or expenses due to the decision to exit this segment of the business effective April 2002.

Operating Expenses

     We do not track operating expenses by reportable segment, but treat these as shared overhead of our four reportable segments.

     Sales and Marketing. Sales and marketing expenses include salaries and associated costs of employment for the Company’s sales force, sales administration and customer service staff, payments to distribution partners for directing online users to LookSmart search results and referring Small Business customers, overhead, facilities, allocation of depreciation, amortization of unearned compensation, the impact of variable stock option compensation, and provisions for doubtful trade receivables.  Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities.  We expect that sales and marketing headcount related expenses will remain stable with increases in strategic areas.

     Product Development. Product development costs include all costs related to development and engineering of new products and continued development of our search databases. These costs include salaries and associated costs of employment, overhead, facilities and amortization of intangible assets, amortization of unearned stock-based compensation and the impact of variable stock option compensation. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized as required by generally accepted accounting principles.  Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development costs are relatively stable in the short term, but are expected to increase in the future as the Company continues to invest selectively in this area.

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

     Asset Impairment and Restructuring Charges.   In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in an impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. The Company had no asset impairment and restructuring charges in the nine months ended September 30, 2002.

     Income Taxes.  Although we are not yet profitable on a consolidated tax basis, tax charges are incurred in connection with our operations in foreign jurisdictions.

Critical Accounting Policies

     The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q for additional information about these and other accounting policies used in the preparation of the consolidated financial statements included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Allowance for Doubtful Accounts. The Company records allowances for doubtful accounts based on a customer-specific analysis, and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy.

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

     Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” The disclosure provisions of SFAS No. 123 require judgments made by management as to the expected lives of the outstanding options. Management has based the estimated useful life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well. As a result of the repricing of stock options, the Company will incur compensation expense or negative expense in connection with variable accounting for outstanding stock options that have been repriced as the market price of the Company’s common stock increases or decreases.

     Revenue Recognition.    The Company generates revenues from listings, advertising and licensing and until April 2002, generated revenues from ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. In some cases there is also an upfront fee, which is recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently twelve months.

     On April 9, 2002, LookSmart released its Small Business Listings product as part of the LookListings Small Business product suite.  This new product is based on continuing “cost per click” fees, which are recognized as revenue when clicks are delivered.  In addition, there is a small one-time review fee, which is recognized as revenue ratably over the client’s estimated life in the directory, which is currently estimated to be twelve months.

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

     Revenues associated with our licensing contract is recognized as delivery of directory links occurs as specified under the contract, all performance obligations have been satisfied, and no refund obligations exist. Payments from customer received in advance of delivery are recorded as deferred revenues.

     For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the services is readily determinable. However, determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company recognizes revenues once collectibility is established and provides a reserve for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on this ongoing credit evaluation. In addition, the Company establishes a revenue reserve for estimated billing adjustments based on historical trends.

Results of Operations

Revenues

     Paid clicks, which include both advertising clicks and listings clicks, increased to 120 million and 277 million for the three and nine months ended September 30, 2002, respectively. This represents increases of 135% and 90% compared to 51 million and 146 million in the corresponding periods in 2001. The increase over the prior year resulted from a refocus of the Company’s business emphasis to the listings business and away from the advertising business, due to the emergence of listings as a strong direct marketing channel for advertisers.

     Revenue per click decreased from $0.20 per click in the third quarter of 2001 to $0.17 per click in the third quarter of 2002. This decrease was primarily the result of declining rates for graphical advertising clicks from the previous year and increased volumes from lower-than-average value clicks in the third quarter of 2002.

     Listings.   Listings revenues were $18.7 million and $47.4 million for the three and nine months ended September 30, 2002, respectively, representing 105% and 100% increase over revenue of $9.1 million and $23.7 million for the three and nine months ended September 30, 2001, respectively. The growth is due to the successful enhancement of our LookListings suite of products, including products for both large and small businesses, an increase in the number of paid listings included in our database, improved relevance of our search results, and our sales and marketing efforts to promote these new products. Listings revenue accounted for 79% and 73% of total revenues in the three and nine months ended September 30, 2002, respectively, an increase from 52% and 37% in the corresponding periods in 2001. Listings revenues represented the largest revenue segment for LookSmart for the last six consecutive quarters.

     Advertising.   Graphical advertising revenues were $1.4 million for the quarter ended September 30, 2002, and $5.7 million in the first nine months of 2002, representing decreases of 69% and 71%, respectively, from revenue of $4.5 million and $19.8 million in the corresponding periods in 2001. The decreases in advertising revenues are attributable to the downturn in the online advertising market, reduced demand and prices for these products and the Company’s de-emphasis of this segment of our business.

     Licensing.   Licensing revenue was $3.6 million for the quarter ended September 30, 2002 and $11.1 million in the first nine months of 2002, representing an increase of 6% from revenue of $3.4 million in the third quarter of 2001 and a 3% decrease from revenue of $11.5 million for the first nine months of 2001. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited non-commercial directory links ordered by Microsoft in the first quarter of 2001. In late 2001, deliveries to Microsoft returned to customary levels. The year-to-date decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

     Ecommerce.   The Company had no ecommerce revenue during the third quarter of 2002. Ecommerce revenue was $0.6 million for the first nine months of 2002, representing a decrease of 94% from the first nine months of 2001. The decrease is the result of the Company’s decision to exit the ecommerce line of business in April of 2002.

Cost of Revenues

     Distribution costs as a percentage of revenue, which includes costs for both advertising and listing distribution, increased from 29% in the third quarter of 2001 to 43% in the third quarter of 2002. This increase is due to the impact of the new small business revenue sharing arrangements with our portal partners and the shift in mix of our clicks, as we now receive more clicks from higher cost distribution. We expect distribution costs as a percent of revenue to increase slightly over the next several quarters as our listings revenues increase and higher contractual revenue sharing obligations apply. We expect further increases if we enter into agreements with additional significant distribution partners.

     Listings.   Listings costs of revenues were $8.4 million for the quarter ended September 30, 2002 and $18.7 million for the first nine months of 2002. This represents increases of 262% and 237% over costs of revenue of $2.3 million and $5.5 million for the third quarter of 2001 and first nine months of 2001, respectively. The increase in listings cost of revenues is primarily attributable to the growth in revenue and increased partner distribution expenses for the listings products. The costs have increased as the listings business matures and becomes a principal segment of our business and because we are now sharing revenue on Small Business Listings clicks with our partners. Listings costs of revenues are generally variable as a result of variations in the amount of revenue shared with distribution partners under each agreement.

     Advertising.   Advertising costs of revenues remained relatively flat at $1.5 million for the quarter ended September 30, 2002, and $4.3 million for the first nine months of 2002, compared to costs of revenue of $1.3 million for the third quarter of 2001 and $3.9 million for the first nine months of 2001. Because most of our costs of advertising revenues are generally fixed in the short-term, they cannot be expected to follow declines in advertising revenue.

     Ecommerce.   We had no Ecommerce cost of revenues for the quarter ended September 30, 2002, and $0.1 million for the first nine months of 2002, compared to costs of revenues of $0.2 million and $5.6 million in the corresponding periods in 2001. The decrease is the result of the Company’s decision to exit the ecommerce line of business in the second quarter of 2002.

Operating Expenses

     Sales and Marketing.   Including charges for amortization of unearned compensation and depreciation, sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$338	$226	(33)%	$1,362	$738	(46)%
Stock compensation related to variable options	—	(64)	(100)%	—	54	100%
Other sales and marketing expense	7,385	4,202	(43)%	33,142	15,008	(55)%

Total sales and marketing expense	$7,723	$4,364	(43)%	$34,504	$15,800	(54)%
As % of revenue	44%	18%		54%	24%

     The decline in these quarterly and year to date expenses, and expenses as a percentage of revenues was driven primarily by termination of unprofitable advertising distribution agreements, a reduction in employee-related expenses, and reduced corporate marketing and branding-related spending. We expect that sales and marketing headcount related expenses will remain stable with measured increases in strategic areas. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases.

     Product Development.   Including charges for amortization of unearned compensation and depreciation, product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$317	$255	(20)%	$903	$778	(14)%
Stock compensation related to variable options	—	(71)	(100)%	—	77	100%
Other product development expense	7,764	4,924	(37)%	23,380	16,433	(30)%

Total product development expense	$8,081	$5,108	(37)%	$24,283	$17,288	(30)%
As % of revenue	46%	21%		38%	27%

     The decrease in quarterly expenses, as well as expenses as a percent of revenue, was driven by the overall decrease in employee-related expenses. In the last half of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment was intended to enhance the Company’s ability to track and report to its customers the effectiveness of its advertising and listings products. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases. We expect product development costs to increase as we continue to invest in search technology.

     General and Administrative. Including charges for amortization of unearned compensation and depreciation, general and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change

	(unaudited)			(unaudited)
	2001	2002		2001	2002

Amortization of deferred stock compensation	$112	$20	(82)%	$363	$89	(75)%
Stock compensation related to variable options	—	(52)	(100)%	—	34	100%
Other general and administrative expense	2,713	2,826	4%	8,468	7,661	(8)%

Total general and administrative expense	$2,825	$2,794	(1)%	$8,831	$7,784	(12)%
As % of revenue	16%	12%		14%	12%

     The decrease in quarterly expenses as well as expenses as a percent of revenues, was driven by the overall decrease in employee-related expenses resulting from the January 2001 restructuring and continuing cost management. We anticipate general and administrative expenses to remain relatively flat. However, these expenses may fluctuate somewhat due to unpredictable consulting and professional fees. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases.

     Amortization of Goodwill.   In accordance with the adoption of SFAS No. 142 (See Note 1—Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements which appear in Item 1 in this Form 10-Q), the Company no longer amortizes goodwill.

     Asset Impairment and Restructuring Charges.   In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million in the quarter ended March 31, 2001. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction in staff of 172 employees ($2.2 million in severance and related employee payments). In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. Asset impairment and restructuring charges were $11.8 million for the nine months ended September 30, 2001, all of which were incurred during the first and second quarters of 2001. LookSmart incurred no asset impairment and restructuring charges in the nine months ended September 30, 2002.

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

     Interest and other non-operating expense decreased by 52% to $1.2 million in the quarter ended September 30, 2002 and by 34% to $3.8 million for the first nine months of 2002, compared to $2.4 million and $5.7 million in the same periods of 2001. These quarterly and year-to-date decreases resulted from the renegotiation and partial repayment of the credit facility between LookSmart and British Telecommunications in December 2001.

     Share of Joint Venture Income (Expense), Net.   Share of Joint Venture Income (Expense), Net includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $0.9 million of expense for the quarter ended September 30, 2002 and $2.8 million for the first nine months of 2002. This represents decreases in expense of 61% and 64%, respectively, compared to $2.2 million and $7.8 million recorded during the corresponding periods of 2001. These decreases are  a result of BT LookSmart’s combined revenue growth and reduced expenses.

Income Taxes and Minority Interest

     We recorded an income tax benefit of $1,000 in the quarter ended September 30, 2002 and income tax expense of $23,000 in the nine months ended September 30, 2002, compared to income tax benefit of $21,000 in the quarter ended September 30, 2001 and income tax expense of $55,000 in the nine months ended September 30, 2001. Income tax expense is primarily associated with our Australian operations. Minority interest expense is associated with the Company’s ownership interest in Futurecorp, which was disposed of in the first quarter of 2002.

Loss from Discontinued Operations

     In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $972,000, which includes a $1,035,000 loss on disposal, in the first quarter of 2002 and for the nine months ended September 30, 2002.  Revenue and pretax net income reported in discontinued operations for the nine months ended September 30, 2002 were $642,000 and $63,000, respectively. Loss from discontinued operations was $163,000 and $678,000 in the third quarter of 2001 and first nine months of 2001.  There was no impact from discontinued operations in the third quarter of 2002.

Joint Venture

          In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (“BT”). LookSmart and BT have an equal equity interest in the joint venture, BT LookSmart, which provides search services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting.

          Our share of the joint venture’s net income or loss is reported as non-operating income or expense. In December of 2001, the joint venture agreement was amended to allow either party to the joint venture to exercise a call option (the “Call”), which would require the other party to sell its share of the joint venture for cash to the party initiating the Call. The purchase price would be based upon the fair market value of the joint venture at the time of the Call. The agreement provides a process for either party to outbid the other in subsequent Calls, until a sale is concluded. The Call became effective in September 2002. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from LookSmart (Barbados), Inc. to the joint venture, effective December 2001.

          The joint venture agreement requires that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, BT extended to LookSmart a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, LookSmart renegotiated the loan and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million bears interest of 15% per annum. The credit facility and accrued interest are due in full by March 2003, or earlier if the BT LookSmart joint venture is dissolved. If we do not repay the loan in full or in part, BT may exercise its contractual right to take some or all of our equity stake in the BT LookSmart joint venture. We believe that recovery of our equity stake in the BT LookSmart joint venture is BT’s only recourse against the Company in the event of a default, but in the event of default, BT may attempt to pursue other remedies against us.

Liquidity and Capital Resources

     LookSmart invests cash pending use in investment grade debt instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of September 30, 2002, LookSmart had $51.7 million of unrestricted cash, cash equivalents and short-term investments and $1.75 million of restricted cash. Restricted cash is only available for investment in BT LookSmart.

     Cash provided by operating activities was $8.2 million for the first nine months of 2002 compared to cash used in operating activities of $7.4 million in the same period in 2001. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the nine months ended September 30, 2002 compared to the same period in 2001, reduced employee-related expenses and continuing cost management. We have generated cash from operating activities for the last four consecutive quarters.

     Net cash provided by investing activities was $9.8 million for the first nine months of 2002, compared to cash used in investing activities of $13.6 million in the same period in 2001. During the nine months ended September 30, 2002, investment activity consisted primarily of the rollover of investments into shorter term maturities classified as cash equivalents due to the prevailing interest rate environment.

     Net cash provided by financing activities was $2.5 million in the first nine months of 2002, compared to cash used in financing activities of $0.4 million in the same period in 2001.

     The Company’s contractual obligations at September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

     Management believes that our current cash balance is sufficient to meet our operating requirements and funding commitments to the joint venture for the foreseeable future. However, we may need to seek additional financing to fund our business operations. We cannot assure you that such financing will be available on reasonable terms, if at all. If we raise funds through the issuance of equity or convertible debt securities, our existing stockholders will experience dilution of their holdings.

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

We have a history of net losses and may continue to incur net losses

          We have incurred net losses from inception to date, including net losses of approximately $6.6 million in the first nine months of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of September 30, 2002, we had an accumulated deficit of approximately $216.4 million. We may continue to have net losses in future quarters, depending on our ability to contain expenses, grow revenues and capitalize on new sources of revenue. We expect to spend significant amounts to:

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

          Revenues from the licensing portion of our agreement with Microsoft accounted for substantially all of our licensing revenues in the quarter ended September 30, 2002. Either party may terminate the licensing portion of the agreement for any reason on six months’ notice. If the licensing portion of the agreement is terminated, our revenues and results of operations would decline significantly.

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

          Also, Microsoft accounted for more than half of our total paid clicks and listings revenues in the quarter ended September 30, 2002. Either party may terminate the distribution portion of our agreement with Microsoft for any reason on six months’ notice. If the distribution portion of the agreement is terminated, the number of clicks on our listings would decline significantly, as would revenues from our listing products, our related distribution costs, and our results of operations.

Our success depends on maintaining and expanding our network of distribution partners

          Our success depends on our ability to distribute our search results through our network of portals, ISPs, and media companies. Because our listings revenues depend on click-throughs on our customers’ listings, growth in our listings business depends on increasing the volume of traffic on our distribution network. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we face competition from other search marketing providers, some of whom have greater technical and capital resources than we do, to sign agreements with major distribution partners. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues could be seriously harmed.

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

          Our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Our operating results may vary as a result of changes in our expenses and costs. Also, we may incur stock compensation expenses as a result of changes in our stock price, and these expenses could negatively affect our net income.  Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on them as indicators of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our growth prospects depend on the success of our listings business

          To increase our revenues and reach profitability, we will need to continue expanding our listings business. Listings accounted for $18.7 million or 78.9% of our revenues in the quarter ended September 30, 2002. Our success will depend upon the extent to which advertisers choose to use our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings, or customers may not adopt our new products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business, our results of operations and financial condition will suffer.

          Although we expect our listings revenues to continue to increase as an absolute number and a percentage of total revenues, this may not be the case due to continued weakness in the online advertising market, reductions in advertising expenditures, and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find search marketing to be a less effective means of promoting their products or services relative to other advertising media and may reduce or eliminate their expenditures on search marketing. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of the search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

          We offer listings services and make listings information available to users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the services we offer or the listings in our database violate any rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We have been subject to purported class action lawsuits in connection with our listings services, described in “Legal Proceedings” below, and we or our distribution partners could be subject to other claims for defamation, invasion of privacy, trademark infringement, product liability, breach of contract, unfair advertising or other theories based on our listings and services. In addition, we are obligated under some agreements to indemnify our partners in the event of claims that our listings or services infringe on the rights of others. Regardless of whether such claims result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all.

We face risks of claims from third parties for intellectual property infringement and other matters that could adversely affect our business

          We make Internet search services available to our users through the use of our proprietary algorithms and databases. This creates the potential for claims to be made against us, either directly or through indemnification provisions in contracts with partners and customers. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters. Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a court were to determine that some aspect of our search services or listings infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenues and business. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

BT LookSmart may not ever become profitable and we may lose our interest in the joint venture if we fail to repay our loan from British Telecommunications

          We face many risks associated with our joint venture with British Telecommunications, such as:

•

we recognize 50% of the net loss from the joint venture as a non-operating expense on our statement of operations. For the quarter ended September 30, 2002, our share of the joint venture’s net loss was $0.9 million. We expect the venture to incur significant losses and require capital expenditures for the foreseeable future. We cannot project when BT LookSmart will achieve positive cash flow or profitability, if at all;

•

while the budget for the joint venture will be determined by the joint venture’s board of directors, we project that our financial contributions in 2002 will be approximately $1.5 million. However, there can be no assurance in this regard. If we are unable to meet our financing obligations, our equity ownership of the joint venture will be proportionately reduced;

•

the joint venture faces competition in markets abroad from a range of competitors, including search marketing, media, telecommunications and portal companies, many of which have greater capital resources, customer agreements and local experience in these markets;

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

Some of our customers represent credit risks

          We expect to continue to derive a significant portion of our revenues from the sale of listings and advertising to companies that represent credit risks. Many of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and, as a result, our allowance for doubtful accounts receivable as of September 30, 2002 was $2.5 million, or 20% of our accounts receivable. We may continue to have these difficulties in the future. If a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

•

the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of September 30, 2002, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 21.9 million shares of common stock); or

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

          We have agreements with Savvis Communications, Inc. and AboveNet Communications, Inc. to house our networking and web serving hardware equipment. Our networking hardware infrastructure is now fully redundant at separate locations. However, we do not presently maintain fully redundant web serving systems at both locations, so our operations depend on each of Savvis’ and AboveNet’s ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of September 30, 2002 or December 31, 2001. The Company invests its excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

     Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were less than 5% of total revenues in the quarter ended September 30, 2002 and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in the quarter ended September 30, 2002 was not material.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced on April 10, 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints.  The Company intends to file a motion to dismiss the claims in the amended complaint. Plaintiffs have served document requests, but no other discovery is being sought at this time. LookSmart believes that the allegations against it are without merit and intends to contest the allegations vigorously.

ITEM 4.  CONTROLS AND PROCEDURES

          Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, LookSmart carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LookSmart’s “disclosure controls and procedures” and “internal controls” pursuant to Item 307 of Regulation S-K. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

          The evaluation of the Company’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the Company and effect on the information generated for use in this quarterly report. In the course of this evaluation, LookSmart sought to identify any significant deficiencies or material weaknesses in LookSmart’s controls, and whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor the Company’s disclosure and internal controls and to make modifications as necessary.  The Company intends to maintain these controls as processes that may be appropriately modified as circumstances warrant.

          Based on the evaluation described above and subject to the discussion below, the Chief Executive Officer and Chief Financial Officer concluded that LookSmart’s controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

          However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits.

          Please see the exhibit index below (following the certifications of this report).

(2) Current Reports on Form 8-K.

          The Company filed Current Reports on Form 8-K on August 14, 2002 and October 25, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	LOOKSMART, LTD.

By:	/s/ DIANNE DUBOIS

Dianne Dubois, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jason Kellerman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LookSmart, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JASON KELLERMAN

Jason Kellerman Chief Executive Officer

I, Dianne Dubois, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LookSmart, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DIANNE DUBOIS

Dianne Dubois Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation
3.2(1)	Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999
10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers
10.2(1)	Amended and Restated 1998 Stock Plan
10.3(1)	1999 Employee Stock Purchase Plan
10.4+(1)	License and Update Agreement with Microsoft Corporation
10.6+(1)	Development Agreement with Cox Interactive Media, Inc.
10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999
10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998
10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998
10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999
10.16(1)	Summary Plan Description of 401(k) Plan
10.17+(3)	Joint Venture Agreement between the Registrant, Transceptgate Ltd., BT LookSmart Ltd., LookSmart (Barbados), Inc. and British Telecommunications Plc dated February 15, 2000
10.18+(3)	Joint Venture Know How Technology and Database License Agreement between the Registrant, BT LookSmart Ltd., and LookSmart (Barbados), Inc. dated February 15, 2000
10.19(3)	Loan Letter Agreement between the Registrant and Transceptgate Ltd. dated February 15, 2000
10.20+(4)	Restated and Final Tagging and Marketing Agreement with Guthy-Renker Corporation dated August 9, 1999
10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000
10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000
10.23(5)	Loan Facility Agreement between Transceptgate Limited, LookSmart, Ltd. and LookSmart (Barbados) Inc., dated December 7, 2001
10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002
10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002
10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002
10.27	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002.
10.28	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002.
10.29	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002.
10.30	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002.
21.1(1)	List of Subsidiaries

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2001.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.