Form 10-K
period 2002-12-31
LOOKSMART LTD
filed 2003-03-14
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 28, 2002, was approximately $140,281,159. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2003, 102,047,739 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 2002.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, opportunities abroad, competitive position, stock compensation, adequate liquidity to fund our operations and meet our other cash requirements for the next 12 months and disclosure controls and procedures, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain profitability in future quarters, our continuing relationship with Microsoft, our ability to expand our network of distribution partners, the success of our listings business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.     BUSINESS

Overview

LookSmart is a leading provider of Internet search solutions for portals, Internet service providers and media companies, as well as a leading provider of marketing products for advertisers who want to be included in relevant search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our broadly distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach millions of users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and request additions or changes to their listings through the use of password-protected online accounts.

We distribute our search results across a distribution network by partnering with leading Internet portals, Internet service providers (ISPs), search engines and media companies. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

LookSmart is uniquely positioned in the search industry because it offers both an algorithmic search index and an editorial search index. Our crawler-generated search index, which currently consists of approximately 1.1 billion web pages, is built using WiseNut technology and assets acquired in April 2002. Our WiseNut technology consists of the search index and a proprietary algorithm which searches through the index and compiles the most relevant search results. Following our acquisition of WiseNut, we have increased the number of listings in its index, increased the frequency of updates to the index and improved the relevancy of search results produced by the algorithm.

Our editorial search index, also known as the LookSmart directory, consists of high-quality web pages that have been editorially reviewed and categorized by human editors using our proprietary technology. Our United States directory has approximately 1.8 million high-quality listings. Our international directories, including directories for Australia, Japan and the United Kingdom, have approximately 1.9 million high-quality listings. We exclude listings we believe to be pornographic or promote hatred of people based on color, nationality, religion, gender, sexual orientation or any other basis. Internet users can search our directories from the LookSmart web site or the web sites of our distribution partners by searching by keyword or browsing through categories and sub-categories.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses find information, shop and purchase goods and services. Web search engines are one of the most popular and useful services on the Internet for people seeking to find information about businesses, goods and services. We believe that search engines will continue to play an important role in helping consumers and businesses find one another and facilitating online commerce.

Search engines provide two critical functions. First, they gather, index and store information about companies’ web sites in a database. Second, they provide Internet users with access to the databases by presenting search results in an easy-to-read format with links directly to companies’ web sites. Businesses that want to increase the number of visitors to their web sites have increasingly recognized the value of being included in search results in response to relevant words or phrases. Search marketing has experienced rapid growth in recent years, and we believe that businesses’ demand for paid inclusion in relevant search results will continue to grow rapidly as this form of direct marketing gains broader acceptance and as Internet users increasingly rely on search engines to find relevant information.

Products and Services

Listings

Our LookListings products provide businesses of all sizes the opportunity to include listings for their company and product pages in relevant search results, which are distributed across our network of distribution partners. LookSmart delivered a total of 437.1 million paid clicks, or clicks to a customer’s web site for which LookSmart receives payment, for its listings and advertising customers in 2002.

LookListings products for large businesses are generally sold directly to customers by our sales force or indirectly by advertising agencies, search engine marketing services or other third parties. We offer an online interface for our large business listings customers which enables them to access a password-protected online account and monitor the performance of their campaigns. Our large business listings customers generally purchase tens, hundreds or thousands of listings covering their individual product pages or other pages of their web sites to which they would like to drive qualified traffic. We launched our large business listings program in the third quarter of 2000 under the name “Subsite Listings”. This product involved the payment by web site owners of a one-time review fee and periodic “pay-per-click” and maintenance payments for the editorial review and inclusion of multiple subsites in LookSmart’s database. “Pay-per-click” payments are payments based on the number of clicks to a customer’s web site from a listing in the LookSmart directory.

In 2001, as a result of customer feedback and marketing information, we expanded Subsite Listings into several products, each directed at the needs of a particular segment of our customer base. LookListings for medium and large businesses currently consists primarily of Directory Listings, in which LookSmart editors prepare titles and descriptions for multiple pages within the customer’s web site and include the listings in general web search results that are distributed by our distribution partners. LookListings also includes Sponsored Listings, in which businesses pay for placement in a separate section of search results entitled “Sponsored Listings” in response to specific keywords, and Index Listings, in which businesses prepare their own site descriptions for inclusion in Inktomi Corporation’s search index.

LookListings also includes LookListings Small Business, a paid inclusion product for small and medium-sized businesses launched in April 2002. LookListings Small Business listings are primarily sold through an online interface on our web site and involve the payment of a small listings set-up fee and payment by customers of monthly fees on a per-click basis. Customers then have their listings included in general search results. Small business listings are also occasionally boosted to the Sponsored Listings section of search results in some parts of our distribution network, when their listing is relevant and space is available. We also offer “Add a Category”, in which customers pay a fee to include their listings in an additional relevant category within the LookSmart directories, and “Update Description”, in which customers pay a fee to update their listings to reflect changes to their business or web site.

The precursors to LookListings Small Business were our first products directed at small businesses, Express Submit and Basic Submit, launched in early 2000. With these listings products, businesses paid a fee for review of their web site by LookSmart editors for potential inclusion in the LookSmart directories. We subsequently added additional products to supplement this product line, including “Site Promote”, in which customers paid a recurring monthly fee to be eligible to be included in the Sponsored Listings section of search results when the listing is relevant and space is available. We also added features similar to our current “Add a Category” and “Update Description” services.

Our listings revenues also include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

Licensing

We receive revenue from licensing and customizing our directories based on the specifications and needs of Microsoft. Under the licensing portion of our agreement with Microsoft, which expires on December 3, 2003, we provide custom-tailored Internet directory content according to Microsoft’s requests in six-month increments. Currently, all of our licensing revenues and activities are based on our agreement with Microsoft.

Advertising

We occasionally enter into short-term advertising agreements with our customers to provide graphical or textual advertisements on portions of our distribution network where we host and serve the search results pages. These advertisements may be displayed only in response to particular keyword searches or on a “run-of-site” or untargeted basis. Advertising revenues declined in 2002 to less than 10% of total revenues, due to customers’ greater interest in listings and our focus on the listings business. Accordingly, we intend to cease reporting advertising revenues on our statement of operations after the fourth quarter of 2002, and will include advertising revenues in the listings line item.

Ecommerce

Until April 2002, our “Buy It On The Web” shopping web site promoted and sold a range of consumer products, including the “As Seen on TV” product line promoted by Guthy-Renker Corporation. Under our agreement with Guthy-Renker, our exclusive right to the online sales of Guthy-Renker products expired in April 2002. We no longer sell any consumer products and ceased reporting ecommerce revenues on our statement of operations after the second quarter of 2002.

Technology

Our principal assets include our software and systems for creating, building and maintaining the LookSmart index and directory and for tracking, analyzing and reporting on our customer campaigns. In addition, we use a variety of hardware and communications technologies to distribute and maintain our business. We also rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks and service marks include, but are not limited to, LookSmart, LookListings, Zeal and WiseNut. We also have four patents pending on various aspects of our WiseNut technology.

WiseNut Search Engine

Our WiseNut technology includes software for crawling the web and updating our index of approximately 1.1 billion web pages and a proprietary algorithm which searches the index and compiles relevant search results. Since our acquisition of WiseNut in April 2002, we have increased the number of documents in the index, increased the frequency of updates to the index, increased the flexibility and scalability of the technical architecture, and improved the relevance of search results produced by the algorithm. Our current efforts include continuing to improve the size and coverage of the WiseNut index and the speed and relevance of the WiseNut search engine.

Campaign Tracking, Reporting and Service

We have developed a proprietary system to track, analyze, report and optimize customer campaigns. This system collects click data for each listing that we manage for our customers. The system also features proprietary algorithms that seek to discover fraudulent or robotic clicks and ensure accurate customer billing. In addition, we provide each of our LookListings customers with a password-protected online account that enables them to track and analyze their search marketing campaigns using online reports. Currently, our LookListings small business customers can use their online accounts to make changes or additions to their listings. We are developing the capacity to enable our LookListings large business customers to make online changes or additions through their online accounts as well.

Community Participation

We permit certain Internet users to add non-commercial listings to our United States, United Kingdom, Australian and Canadian directories through our Zeal.com web site. In order to create or edit listings, Internet users must pass tests to determine their qualifications with respect to particular subject matter categories and editorial guidelines. Once these users have demonstrated proficiency in their category and achieved certain quality ratings from other users, we deem them “Zealots” and provide them with access to more advanced tools to add listings and manage categories.

In January 2003, we acquired substantially all of the assets of Grub, Inc., a developer of distributed computing software which allows community participants to assist in the development and updating of a web search index. We believe that by incorporating a distributed computing solution into our systems and processes for updating our search index, we may be able to achieve substantial gains in the freshness of the index and cost savings over the long term.

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

Distribution Network

We actively pursue relationships with leading portals, ISPs, media companies and other web sites in order to maintain and increase the distribution of our listings. These relationships are key drivers of our growth because more distribution generally results in more clicks and listings revenues. These relationships include the following:

About.com

In July 2002, we entered into an agreement with About.com, Inc., a subsidiary of Primedia, Inc. The agreement provides for the distribution of our Sponsored Listings on Sprinks’ distribution network and our general search results on About.com and the sharing of associated revenues. Upon expiration, currently scheduled for December 2003, the agreement automatically renews for twelve-month periods unless either party gives notice of non-renewal.

AltaVista

In July 2002, we renewed our agreement with AltaVista, under which we provide our directory-based search services to AltaVista for use on its consumer portal services. The agreement includes the distribution of Directory Listings and the sharing of associated revenues. Upon expiration, currently scheduled for July 2003, the agreement automatically renews for twelve-month periods unless either party gives notice of non-renewal. In February 2003, AltaVista announced that it had entered into an agreement to be acquired by Overture Services, Inc.

CNET Networks

In October 2002, we renewed our agreement with CNET Networks, Inc. to provide for the distribution of Sponsored Listings on CNET’s Search.com and WebFerret search services and the sharing of associated revenues. Upon expiration, currently scheduled for April 2003, the agreement automatically renews for six-month periods unless either party gives notice of non-renewal.

Cox Interactive Media

We have an agreement with Cox Interactive Media relating to local web sites, local navigation services and local content. Local directories are prominently placed on all 20 of Cox’s local city sites, such as www.accessatlanta.com. Cox, using its own editorial staff, provides the local content for over 60 city markets for our United States directory database using a licensed copy of our proprietary Editorial Support System.

InfoSpace

In September 2002, we renewed our agreement with InfoSpace, which provides for the distribution of Sponsored Listings and general search results on InfoSpace’s DogPile, Metacrawler, Excite and Webcrawler search services and the sharing of associated revenues. Upon expiration, currently scheduled for September 2003, the agreement automatically renews for six-month periods unless either party gives notice of non-renewal.

Inktomi

Since December 2000, we have had an agreement with Inktomi Corporation to provide for the distribution of our Directory Listings in Inktomi’s search index and the sharing of associated revenues. This agreement is currently set to expire in April 2003. In December 2002, Inktomi announced that it had entered into an agreement to be acquired by Yahoo, Inc.

Microsoft

In December 1998, we entered into a five-year licensing agreement with Microsoft Corporation under which Microsoft licensed our directory database for use on the www.msn.com web site and other web properties. The agreement is terminable by either party at any time on six months’ notice. Under the agreement, we provide Microsoft with custom-tailored Internet directory content according to Microsoft’s requests in six-month increments. In July and November 2000, we amended the agreement to provide for the promotion of Express Submit and the distribution of Directory Listings on Microsoft’s web properties, and the sharing of associated revenues. In April 2002, we amended the agreement to provide for the distribution and promotion of our LookListings small business product. The agreement is currently set to expire on December 3, 2003.

Netscape

In July 2002, we renewed our agreement with Netscape Communications Corporation, under which Netscape directs user search traffic from the Netscape Navigator browser to LookSmart for a fixed cost per thousand referrals. The agreement is currently set to expire in June 2003.

Road Runner

In February 2003, we renewed our distribution agreement with Road Runner. The agreement provides for distribution by Road Runner of our Sponsored Listings and general search results. Upon expiration, currently scheduled for April 2004, the agreement automatically renews for an additional twelve months unless either party gives notice of non-renewal.

International Operations

We have focused our international business operations in Australia, Japan and the United Kingdom, countries where we believe that our paid inclusion products have a competitive advantage and where commercial use of the Internet has grown sufficiently to support our business model. In international markets, we often offer slight variations on our listings products. For example, in Australia we offer our small business listings product for an annual subscription fee rather than on a pay-per-click basis. Revenues from our foreign subsidiaries were less than 10% of total revenues in 2000, 2001 and 2002, and were derived primarily from our Australian operations.

Prior to February 2003, our international operations in Europe and Asia were conducted by BT LookSmart, a joint venture between BT Group and LookSmart. In December 2002, we and BT Group decided to dissolve BT LookSmart. In the first quarter of 2003, we assumed ownership of the joint venture’s business operations in the United Kingdom and Japan. We believe that as the Internet continues to be adopted as a means of commercial activity, worldwide demand will continue to grow for search marketing. We intend to pursue selected opportunities abroad to meet this demand.

Competition

The search engine field is relatively new, competitive, fragmented and rapidly changing. The types of products offered by search firms can be divided into two main types: “paid inclusion” and “pay-for-placement”. Paid inclusion listings typically appear along with unpaid listings in general search results, which are ordered according to their relevance to a user’s keyword query. Pay-for-placement listings, in contrast, typically appear at or near the top of search results, often in a separate section of search results, and are ordered according to the amount paid by each advertiser to appear in response to a user’s keyword query. Although LookSmart offers Sponsored Listings, a pay-for-placement product, our business is primarily focused on generating relevant search results and offering paid inclusion products.

We compete for listings customers on the basis of several factors, including:

•	the relevance of our listings, which generally corresponds with the rate at which clicks convert into sales for our customers,

•	the breadth and quality of our distribution network, which determines the volume and quality of the clicks we can deliver to our customers,

•	the fees that we charge our customers, including cost per-click fees, review or set-up fees and maintenance fees, and

•	the convenience of our services to our customers, including the ease of monitoring and making changes to search marketing campaigns.

We face competition from companies that provide one or both types of search marketing services, including About.com’s Sprinks, AltaVista, AOL Time Warner, Ask Jeeves, FAST Search & Transfer, FindWhat, Google, Inktomi, Microsoft’s MSN, Overture Services, Terra Lycos and Yahoo! In addition, we compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. Many of our competitors have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and greater brand recognition than we have.

The search industry has recently experienced rapid consolidation, particularly with the announcement of proposed acquisitions of companies offering algorithmic search indices and paid inclusion programs. In December 2002, Yahoo! announced plans to acquire Inktomi, which offers a paid inclusion program for its algorithmic search index. In February 2003, Overture Services announced plans to acquire AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. Industry consolidation is likely to result in a smaller number of competitors, each of which offers a broader range of pay-for-placement and paid inclusion products. It is difficult to predict whether these industry trends will continue and what impact, if any, they may have on our competitive position in the search industry.

Marketing

Marketing activities are important in our efforts to attract additional customers and distribution partners. Our marketing strategy is primarily targeted at the following groups:

•	the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients,

•	business partners, including leading ISPs, media companies, portals and other web sites, that partner with LookSmart to enhance the search experience of their users, and

•	online businesses that seek to have their listings included in LookSmart’s search results in order to gain the benefits of search marketing.

Employees

As of December 31, 2002, we had 368 employees worldwide, including 262 in our San Francisco headquarters, 23 in offices elsewhere in the United States and 83 in offices abroad. We have never had a work stoppage, and none of our United States employees is currently represented by a labor union. We consider our relations with our employees to be good.

Web Site

Our web site, www.looksmart.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We recently achieved profitability and may not be able to maintain profitability in future quarters

We reached profitability for the first time in the fourth quarter of 2002. Prior to that time, we incurred net losses in every quarter since inception, including net losses of approximately $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of December 31, 2002, we had an accumulated deficit of approximately $182.2 million. We may be unable to maintain profitability in future quarters, depending on our ability to contain expenses, grow revenues and maintain and expand our distribution network. We expect to spend significant amounts to:

•	maintain and expand our network of distribution partners,

•	continue to develop and expand our databases of Internet listings, both in the U.S. and abroad,

•	develop new listings products and enhance our search services,

•	develop our international business, particularly in the United Kingdom, Australia and Japan, and

•	acquire complementary technologies and businesses.

Because of the foregoing factors, and others outlined in this report, we may be unable to maintain profitability on a quarterly or annual basis.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

Microsoft accounted for approximately 66% of our paid clicks and 58% of our listings revenues in 2002. We are likely to remain significantly dependent upon Microsoft for paid clicks and listings revenues in 2003. Either party may terminate the distribution portion of our agreement with Microsoft for any reason on six months’ notice and the agreement expires on December 3, 2003. If the distribution portion of the agreement is terminated or is not renewed on terms similar to those in the existing agreement, then our paid clicks and listings revenues would decline significantly and our results of operations would suffer.

Revenues from the licensing portion of our agreement with Microsoft accounted for all of our licensing revenues in 2002. Either party may terminate the licensing portion of the agreement for any reason on six months’ notice and the agreement expires on December 3, 2003. If the licensing portion of the agreement is terminated or is not renewed on terms similar to those in the existing agreement, then our licensing revenues and results of operations would decline significantly.

The cash payments we receive for each six-month period under the licensing portion of the agreement are subject to full or partial refund if we fail to provide the stated number of URL listings during that period. After the agreement is terminated, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Our success depends on maintaining and expanding our network of distribution partners

Our ability to generate paid clicks depends on the distribution of our listings through our network of portals, ISPs and media companies. Because our revenues depend on clicks on our customers’ listings, growth in our listings business depends on increasing the volume of traffic on our distribution network. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we face competition from other paid listing providers, some of whom have greater technical and capital resources than we do. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our quarterly revenues and operating results may fluctuate, each of which may negatively affect our stock price

Our revenues and operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, such as the gain or loss of distribution partners, changes to the terms of our distribution agreements, or changes by our distribution partners in their web sites that affect the number of clicks on our search results,

•	the number of advertisers who purchase our listings, or the number of listings purchased by our large business customers,

•	the cost-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the timing of revenue recognition under our listings and licensing contracts,

•	the timing of our entry into and termination of new contracts for distribution and licensing,

•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers, and whether occurring on our web site or the web sites of our distribution partners,

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting, or

•	the timing of our delivery of URL listings under our contract with Microsoft. We recognize quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

Our expenses are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Our operating results may vary as a result of changes in our expenses and costs. Also, we may incur stock compensation expenses as a result of changes in our stock price, and these expenses could negatively affect our net income. Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on them as indicators of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our growth prospects depend on the success of our listings business

To increase our revenues and maintain profitability, we will need to continue expanding our listings business. Listings accounted for $74.7 million or 78% of our revenues in 2002. Our success will depend upon the extent to which advertisers choose to use our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business, our results of operations and financial condition will suffer.

Although we expect our listings revenues to continue to increase as an absolute number and as a percentage of total revenues, this may not occur due to continued weakness in the online advertising market, reductions in advertising expenditures, and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find search marketing to be a less effective means of promoting their products or services relative to other advertising media and may reduce or eliminate their expenditures on search marketing. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of the search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

We offer listings services and make listings information available to users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the services we offer or the listings in our database violate any rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We have been subject to purported class action lawsuits in connection with our listings services, described in the “Legal Proceedings” section, and we or our distribution partners could be subject to other claims for defamation, invasion of privacy, trademark infringement, product liability, breach of contract, unfair advertising, unfair competition or other theories based on our listings and services. In addition, we are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our listings or services infringe on the rights of others. Regardless of whether such claims result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all.

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

We face growing competitive pressures in the search marketing industry

We compete in the relatively new and rapidly evolving paid inclusion industry, which presents many uncertainties that could require us to further refine our business model. Our success will depend on many factors, including our ability to:

•	profitably establish and expand our listings product offerings,

•	compete with our competitors, some of whom have greater capital or technical resources than we do,

•	expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our search results, and

•	attract and retain a large number of advertisers from a variety of industries.

We compete with companies that provide pay-for-placement products, paid inclusion products, and other forms of search marketing. In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have greater capital or technical resources, larger distribution networks or proprietary user bases, longer operating histories and greater brand recognition than we have.

The search industry has recently experienced rapid consolidation, particularly with the announcement of proposed acquisitions of companies offering algorithmic search indices and paid inclusion programs. In December 2002, Yahoo! announced plans to acquire Inktomi, which offers a paid inclusion program for its algorithmic search index. In February 2003, Overture Services announced plans to acquire AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. Industry consolidation may result in larger competitors with a greater focus on paid inclusion products. If these industry trends continue, or if we are unable to compete in the paid inclusion industry, our financial results may suffer.

Some of our customers represent credit risks

We derive a significant portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of December 31, 2002 was $3.0 million or 19% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

We have acquired businesses and technologies, including the acquisition of WiseNut, Inc. in the second quarter of 2002 and the acquisition of the intellectual property assets of Grub, Inc. in the first quarter of 2003. Integration of acquired companies and technologies into LookSmart could be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our stock price is extremely volatile and investors may not be able to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of January 31, 2003, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 19.5 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We may need additional capital in the future to support our growth and additional financing may not be available to us

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

•	fund our operations and capital expenditures,

•	take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies,

•	develop and upgrade our technology infrastructure,

•	develop new product and service offerings,

•	take advantage of favorable conditions in capital markets, or

•	respond to competitive pressures.

The capital markets, and in particular the public equity market for Internet companies, have historically been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

We may be unable to address capacity constraints on our software and infrastructure systems in a timely manner

We have developed custom, proprietary software for use by our editors to create the LookSmart directories, and we also use proprietary and licensed software to search the database, distribute the directories and serve advertising to associated web pages. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	substantial increases in editorial activity or the number of listings in our directory,

•	customization of our directory for distribution to particular partners,

•	substantial increases in the number of search queries to our database, or

•	the addition of new products, features or changes in our directory structure.

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

The performance of our operating systems is critical to our business and reputation

Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, power interruptions, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced clicks and revenues. A system failure that prevents us from tracking paid clicks or reporting accurate information to our customers’ online accounts could adversely affect our reputation and financial results. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center and editorial department which are both located at our San Francisco, California office. An interruption in our ability to provide customer support and editorial services would adversely affect our business.

Our users, partners and customers depend on ISPs, online service providers and other third parties for access to the LookSmart search results. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We have agreements with Savvis Communications, Inc. and AboveNet Communications, Inc. to house our networking and web serving hardware equipment. Our networking hardware infrastructure is now fully redundant at separate locations. However, we do not presently maintain fully redundant click tracking, customer account and web serving systems at both locations. Accordingly, our operations depend on each of Savvis’ and AboveNet’s ability to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

Our success depends on our ability to attract and retain key personnel

Our success depends, in part, on the continued service of our key management personnel. The loss of the services of any of our key employees could adversely affect our business. Our success also depends on our ability to identify, attract, retain and motivate highly skilled search development, technical, marketing and other management personnel. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart

In the fourth quarter of 2002, we and BT Group agreed to close our joint venture, BT LookSmart. We are still in the process of dissolving the joint venture and may incur unforeseen expenses in connection with the dissolution. Also, we have assumed the operations of BT LookSmart in the United Kingdom and Japan and we may incur costs in excess of the amounts we forecasted in connection with the operation of those businesses.

Our business prospects depend on the continued growth in the use of the Internet

Our business is dependent upon continued growth in the use of the Internet as a medium for search marketing and commercial transactions. Internet usage for these purposes may not grow at projected rates for various reasons, such as:

•	user inability or frustration in locating and accessing required information;

•	actual or perceived lack of security of information;

•	limitations of the Internet infrastructure resulting in traffic congestion, reduced reliability or increased access costs;

•	inconsistent quality of service,

•	government regulation, such as tax or privacy laws, and

•	uncertainty regarding intellectual property ownership and rights on the Internet.

If these or other factors negatively affect the growth in the commercial use of the Internet, our business could be harmed.

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

New regulation of search engines may adversely affect the commercial use of the Internet and our financial results

The Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users. Recently, the FTC staff issued guidance on the matter in the form of letters to the petitioner and to members of the industry, including LookSmart. The letters stated the staff’s position on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our distribution partners. The FTC has not yet taken any enforcement action to date against us or any of our distribution partners. If the FTC were to require changes in the labeling or other disclosure of our listings, it may reduce the desirability of our services, and our business and the business of some of our distribution partners could be harmed. We and some of our distribution partners have recently adjusted the disclosures on our search results pages on a voluntary basis, or are likely to do so in the future, and such disclosures may reduce the desirability of our listings, which could adversely affect our business.

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

Provisions of Delaware corporate law and provisions of our charter and bylaws may discourage a takeover attempt

Our charter and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our charter and bylaws provide for a classified board of directors. These provisions, along with Section 203 of the Delaware General Corporation Law, prohibiting certain business combinations with an interested stockholder, could discourage potential acquisition proposals and could delay or prevent a change of control.

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew for two additional five-year periods after the initial 10-year term expires. In July 2001, we subleased approximately 18,000 square feet of space at our headquarters facility to a third party through October 2004 at a rate in excess of our obligation under the original lease. In November 2002, we subleased approximately 5,000 square feet of space at our headquarters facility to a third party through October 2003 at a rate less than our obligation under the original lease. In January 2003, we renewed a sublease of approximately 16,000 square feet of space at our headquarters facility to a third party through June 2003 at a rate less than our obligation under the original lease.

We lease a number of smaller facilities in London, Los Angeles, Melbourne, Montreal, New York, Paris, Sydney and Tokyo. These facilities have various lease terms extending as far as October 2004.

ITEM 3.    LEGAL PROCEEDINGS

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of our new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints. In November 2002, we filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003. We filed an answer to the amended complaint in January 2003. Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time. LookSmart believes that the allegations against it are without merit and intends to contest the allegations vigorously.

We are not a party to any other material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. On March 5, 2003, the closing price of our common stock was $2.25 per share. Chess Depository Interests, or CDIs, which are freely exchangeable for common stock at a rate of 20 CDIs per share of common stock, are quoted on the Australian Stock Exchange under the symbol “LOK.” The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

	HIGH	LOW
2001:
First quarter	$4.06	$1.13
Second quarter	$2.23	$0.84
Third quarter	$1.09	$0.31
Fourth quarter	$1.89	$0.33
2002:
First quarter	$3.45	$1.17
Second quarter	$4.13	$1.37
Third quarter	$1.90	$0.90
Fourth quarter	$2.85	$0.76

LookSmart had approximately 552 holders of record of common stock as of December 31, 2002. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2003 annual meeting of stockholders, and is hereby incorporated by reference into this annual report.

Recent Sales of Unregistered Securities

Since January 1, 2002, we have sold and issued the following unregistered securities:

(1) On February 28, 2002, we exercised an option to convert a technology license from Viator Ventures, Inc. from a non-exclusive license to an exclusive license. In connection with the exercise of the option, we issued 300,000 shares of common stock to Viator Ventures.

(2)  On April 2, 2002, in connection with the acquisition of WiseNut, Inc., we issued 3,835,387 shares of common stock and reserved 295,921 shares for issuance upon exercise of assumed stock options.

(3)  On December 3, 2002, in connection with the retirement of our debt to BT Group and the closing of BT LookSmart, we issued 1,000,000 shares of common stock to BT Group.

(4)  On January 23, 2003, in connection with the acquisition of substantially all of the assets of Grub, Inc., we issued or reserved for issuance an aggregate of 217,000 shares of common stock.

There were no underwriters employed in connection with any of the foregoing transactions. The issuances of securities described in (1)-(4) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2), Regulation D and/or Regulation S of the Securities Act as transactions by an issuer not involving a public offering or the offer and sale of securities to non-U.S. investors. The recipients of securities in each such transaction acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$8,785	$48,865	$111,868	$82,959	$96,028
Gross profit	7,199	41,947	94,390	63,176	58,643
Total operating expenses	19,097	109,065	140,379	102,115	54,186
Income (loss) from continuing operations**	(12,858)	(64,663)	(60,879)	(56,594)	28,904
Loss from discontinued operations	—	—	(1,711)	(2,973)	(972)
Net income (loss)	(12,858)	(64,663)	(62,590)	(59,567)	27,932
Net income (loss) per share—basic
Income (loss) from continuing operations	$(0.68)	$(1.42)	$(0.68)	$(0.62)	$0.30
Loss from discontinued operations	—	—	(0.02)	(0.03)	(0.01)
Net income (loss)	(0.68)	(1.42)	(0.70)	(0.65)	0.29
Net income (loss) per share—diluted
Income (loss) from operations	$(0.68)	$(1.42)	$(0.68)	$(0.62)	$0.28
Loss from discontinued operations	—	—	(0.02)	(0.03)	(0.01)
Net income (loss)	$(0.68)	$(1.42)	$(0.70)	$(0.65)	$0.27
Shares used in per share calculation—basic	18,790	45,518	89,111	91,815	96,874
Shares used in per share calculation—diluted	18,790	45,518	89,111	91,815	103,197

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Balance Sheet Data:
Working capital (deficit)	$(6,507)	$82,688	$87,630	$34,679	$40,282
Total assets	14,090	161,519	182,396	86,102	100,554
Long-term debt and capital lease obligations, net of current portion	1,500	1,423	51,214	35,777	1,904
Total stockholders’ equity (deficit)	$(1,261)	$119,552	$79,222	$23,644	$67,902

**	Income (loss) from continuing operations includes one-time items of $15.8 million in asset impairment and restructuring charges in 2001 and $32.6 million in gain from extinguishment of debt in 2002.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, opportunities abroad, competitive position, stock compensation, adequate liquidity to fund our operations and meet our other cash requirements for the next 12 months and disclosure controls and procedures, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our continuing relationship with Microsoft, our ability to expand our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

Overview

LookSmart is a leading provider of Internet search solutions for portals, Internet service providers and media companies, as well as a leading provider of marketing products for advertisers who want to be included in relevant search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our broadly distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach millions of users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and request additions or changes to their listings through the use of password-protected online accounts.

We distribute our search results across a distribution network by partnering with leading Internet portals, Internet service providers (ISPs), search engines and media companies. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

Revenues and Cost of Revenues

Starting on January 1, 2003, LookSmart has two operating segments: listings and licensing. We exited the ecommerce segment after the second quarter of 2002 and intend to cease reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product.

Listings.    We derive listings revenues from our LookListings suite of products, including, Directory Listings, Small Business Listings, Sponsored Listings, Index Listings and from affiliate partner commissions. Revenues from Directory Listings, Sponsored Listings, and Index Listings are primarily composed of per-click fees that we charge customers, and often also include one-time review fees or set-up fees when generating listings for customers and including them in our directories. The Company sells add-on services to its directory listing advertisers, which it records as revenue when the service is delivered.

Revenues from small business listings after April 9, 2002 are primarily composed of per-click fees that we charge customers, and also include a one-time set-up fee for preparing listings and including them in our directories. Revenues from small business listings before April 9, 2002 were primarily composed of fixed fees charged for the expedited review of small business web sites by our editorial staff, as well as fees for updating or modifying customers’ listings in our directories.

Our listings revenues also include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

We believe listings revenues will continue to grow both in absolute dollars and as a proportion of our overall revenues as search marketing continues to be adopted by customers as an effective marketing tool. Our listings revenues depend on the number of clicks delivered by our distribution partners. Changes in the network may cause listings revenues to fluctuate over time.

Cost of listings revenue primarily consists of revenue-sharing payments to distribution partners, connectivity costs and amortization of certain intangible assets. In cases where there is no LookSmart branding or other direct sales or marketing effort associated with the generation of listings revenues, payments to distribution partners are reflected as cost of listings revenue. In contrast, payments to distribution partners for referral of customers to our LookListings small business program are reflected as sales and marketing expense because LookSmart branding is associated with the promotion of these products. The cost of listings revenue associated with affiliate partner commissions consists of fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. We expect payments to our distribution partners to increase in absolute dollars as our listings revenue increases but the percentage to remain relatively constant in 2003.

Licensing.    We license our database content to Microsoft and customize it for its use. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the terms of our licensing arrangement, which requires the review and inclusion in our directory of an agreed number of URL’s during each six-month period.

Advertising.    Advertising revenues are typically derived from short-term agreements requiring the Company to deliver a minimum number of advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements. Some advertising categories are priced at a premium, depending on the associated economic value, the location of the advertisement on the page and the size of the audience requesting the page.

Cost of advertising revenues primarily consists of personnel costs of our in-house advertising employees, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Our cost of advertising revenues is generally fixed in the short term and does not necessarily track short-term fluctuations in advertising revenues.

We expect advertising revenue to remain less than 1% of total revenue and to continue to be a non-core part of our business. Because advertising revenues and cost of revenues has become a minor portion of our overall revenues, and we no longer manage advertising as a separate product, we intend to cease reporting advertising revenues and cost of revenues as a separate line item on our statement of operations after the fourth quarter of 2002.

Ecommerce.    Prior to the discontinuation of our ecommerce business, ecommerce revenues were generated primarily by the sale of merchandise through online stores such as BuyItOnTheWeb (a wholly-owned business unit of LookSmart). Revenues from the sale of merchandise were reported on a gross basis when we acted as the principal in the transactions. Associated direct product costs were reported as cost of revenues.

Operating Expenses

For purposes of managing our resources, we do not track operating expenses by reportable segment, but treat these as shared overhead of our reportable segments.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and associated costs, including stock-based compensation, of employment for the Company’s sales force, sales administration and customer service staff, payments to distribution partners for directing online users to LookSmart search results and referring Small Business customers, overhead, facilities, allocation of depreciation and provisions for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. We expect that sales and marketing headcount-related expenses will increase as revenues increase.

Product Development.    Product development costs include all costs related to development and engineering of new products and continued development of our search databases and customer account features. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized as provided by generally accepted accounting principles. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development costs are expected to increase as the Company continues to invest in search technology and develop new products for our advertisers and distribution partners.

General and Administrative.    General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses include related consulting and professional service fees that may vary significantly over time.

Amortization of Goodwill.    In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, commencing January 1, 2002, the Company ceased amortizing goodwill.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. These activities resulted in a $9.4 million impairment and restructuring charge related to LookSmart’s exit from non-core businesses, such as Inside The Web and LookSmart Live!, the amendment of certain marketing agreements, and a reduction of staff by 172 employees. Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized goodwill impairment charges totaling $4.0 million due to the decision to exit certain non-core businesses. The charges consisted of write-offs of goodwill from the BeSeen.com acquisition ($1.0 million), and the remaining goodwill from the Guthy-Renker purchase ($3.0 million). Asset impairment and restructuring charges was $15.8 million in 2001. LookSmart incurred no asset impairment and restructuring charges in 2002.

Income Taxes.    Tax charges and benefits are incurred in connection with our operations in foreign jurisdictions. The Company did not incur tax expense on the 2002 net income to utilization of loss carryforwards and tax credits.

For the tax years 2002 and 2003, the State of California has suspended the utilization of prior year NOLs. As a result, the Company has offset the California tax liability for 2002 with current and prior year tax credits and anticipates using tax credits to offset most, if not all, of the 2003 California tax liability.

For 2002, the Alternative Minimum Tax (AMT) limitation of NOL usage to 90% of Federal tax liability was suspended. In 2003, the AMT limitation is scheduled to become effective again, which may result in the Company incurring a Federal tax liability.

Critical Accounting Policies

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. See Note 1 to the Consolidated Financial Statements below for additional information about these and other accounting policies used in the preparation of the consolidated financial statements included in this annual report.

Revenue Recognition.    The Company generates revenues from listings, advertising and licensing and, until April 2002, generated revenues from ecommerce activities. Revenues associated with listings products, including affiliate commissions, generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months.

On April 9, 2002, LookSmart released its Small Business Listings product as part of the LookListings Small Business product suite. This new product is based on continuing “cost per click” fees, which are recognized as revenue when clicks are delivered. In addition, there is a small one-time review fee, which is recognized as revenue ratably over the client’s estimated life in the directory, which is currently estimated to be twelve months and is consistent with the treatment of our other directory listings products.

Advertising revenues are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions.” An impression is an appearance of an advertisement in pages viewed by users of the Company’s or its partners’ online properties.

Revenues associated with our licensing agreement with Microsoft are recognized in the period in which URL’s are added to the database and the database is delivered to Microsoft, per the agreement, all performance obligations have been satisfied, and no refund obligations exist. Payments from Microsoft received in advance of delivery are recorded as deferred revenues. We recognize quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

Our listings revenues also include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

Revenues from affiliates are earned on a per-sale basis or as a percentage of sale rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network. The Company maintains a reserve for sales adjustments in the event of product returns to affiliates or an affiliate default. The amount of this reserve is evaluated quarterly based upon historical trends.

For the purpose of determining when to recognize revenue in any of our segments, the time of delivery of the services is readily determinable and does not require significant judgment on the part of management. Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company recognizes revenues once collectibility is established and provides a reserve for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on ongoing credit evaluation. In addition, the Company establishes a revenue reserve for estimated billing adjustments based on historical trends.

Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

As a result of the repricing of stock options in the first quarter of 2001, the Company will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for outstanding repriced stock options as the market price of the Company’s common stock increases or decreases.

Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually. The Company did not record a goodwill impairment charge in the current year. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance. The Company reviewed goodwill for potential impairment as of December 31, 2002 and did not record an impairment charge as a result of this review.

Internal Use Software Development Costs.    The Company accounts for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to the internal-use computer software project.

Management judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software, and expect to capitalize these costs in accordance with SOP 98-1.

Deferred Taxes.    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. Looksmart regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Alternatively, if our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material impact on the value of our deferred tax assets and liabilities, and our reported financial results.

Allowance for Doubtful Accounts.    The Company records allowances for doubtful accounts based on a customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy.

Results of Operations

The following table sets forth, for the periods indicated, line items from LookSmart’s consolidated statements of operations as percentages of revenues:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Listings	9%	43%	78%
Advertising	57	28	6
Licensing	18	18	15
Ecommerce	16	11	1

Total revenues	100	100	100
Cost of revenues:
Listings	1	11	33
Advertising	5	6	6
Ecommerce	10	7	—

Total cost of revenues	16	24	39

Gross profit	84	76	61
Operating expenses:
Sales and marketing	76	49	22
Product development	32	36	24
General and administrative	11	13	10
Amortization of goodwill	6	6	—
Asset impairment and restructuring charges	—	19	—

Total operating expenses	125	123	56

Income (loss) from operations	(41)	(47)	5
Non-operating income (expense), net	(13)	(21)	25

Income (loss) from continuing operations before income taxes	(54)	(68)	30
Income taxes	—	—	—

Income (loss) from continuing operations	(54)	(68)	30
Loss on discontinued operations	(2)	(4)	(1)
Net income (loss)	(56)%	(72)%	29%

2002 Compared to 2001

Revenues

Paid clicks, which include both advertising clicks and listings clicks, increased to 437.1 million in 2002. This represents an increase of 109% compared to 208.8 million in 2001. The Company expects continued increases in paid clicks as we grow our listings business.

Revenue per click, the average cost per click to advertisers, decreased from $0.21 per click in 2001 to $0.17 per click in 2002. This decrease was primarily the result of declining rates for graphical advertising clicks from the previous year and the introduction of LookListings Small Business product at $0.15 per click. The Company expects revenue per click to remain relatively constant in the future.

Listings.    Listings revenues were $74.7 million in 2002, representing a 109% increase over revenue of $35.7 million in 2001. The growth in both large and small businesses is due to three main factors: an increase in the number of paid listings included in our database, improved relevance of our search results, which improves user click-through rate, and our sales and marketing efforts to promote these new products. Listings revenue accounted for 78% of total revenues in 2002, compared to 43% in 2001. We expect listings revenue as a percent of total revenue to continue to increase slightly.

We derived approximately 58% of our listings revenues in 2002 and approximately 68% of our listings revenues in the fourth quarter of 2002 from our relationship with Microsoft. Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one. The increase in the proportion of our paid listings revenues attributable to Microsoft from the first to fourth quarter of 2002 was due primarily to the growing popularity of Microsoft’s MSN search service among Internet users, changes in Microsoft’s search service which resulted in more clicks on our search results, and the addition of LookListings Small Business in Microsoft’s search results in the second quarter of 2002. If we increase our distribution from other sources in future quarters, then our percentage of listings revenues attributable to Microsoft would likely decline. However, it is difficult to predict whether the percentage of our total listings revenues from Microsoft will increase or decrease in the future. In any case, we are likely to remain significantly dependent upon Microsoft for listings revenues in 2003. Either party may terminate the distribution portion of our agreement with Microsoft for any reason on six months’ notice and the agreement expires on December 3, 2003.

Advertising.    Advertising revenues were $6.1 million in 2002, representing a decrease of 73% from revenue of $22.9 million in 2001. The decreases in advertising revenues are attributable to the downturn in the online advertising market, reduced demand and prices for these products and the Company’s deemphasis of this segment of our business. We expect advertising revenue to remain less than 1% of total revenue and to continue to be a non-core part of our business. Because advertising revenues and cost of revenues has become a minor portion of our overall revenues, and we no longer manage advertising as a separate product, we intend to cease reporting advertising revenues and cost of revenues as a separate line item on our statement of operations after the fourth quarter of 2002.

Licensing.    Licensing revenue was $14.7 million in 2002 compared to $14.9 million in 2001. The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on December 3, 2003.

Ecommerce.    The Company exited the ecommerce line of business in April of 2002. This resulted in a significant decrease in ecommerce revenue to $0.6 million in 2002 compared to $9.5 million in 2001.

Cost of Revenues

Distribution costs as a percentage of revenue, which includes costs for both advertising and listing distribution, remained constant at 39% in both 2001 and 2002. Distribution costs in the fourth quarter of 2002 were 53%. We expect distribution costs as a percent of revenue to increase gradually as our listings revenues increase and higher contractual revenue sharing obligations with Microsoft apply. We expect further increases if we enter into agreements with additional significant distribution partners.

Listings.    Listings costs of revenues were $31.7 million in 2002, representing an increase of 258% over costs of revenue of $8.9 million in 2001. The increase is primarily attributable to the growth in revenue, increased partner distribution costs for the listings products and revenue sharing obligations on Small Business Listings clicks with our partners. Our distribution agreements are structured in tiers, in which we share more revenue with our distribution partners as we deliver more revenue, up to certain levels.

Advertising.    Advertising costs of revenues were $5.6 million in 2002, compared to $5.1 million in 2001. Because most of our costs of advertising revenues are fixed in the short term, they are not expected to follow declines in advertising revenue.

Ecommerce.    The Company exited the ecommerce business in April of 2002. This resulted in a significant decrease in ecommerce costs of revenue to $64,000 in 2002 compared to $5.8 million in 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$1,652	$833	(50%)
Stock compensation related to variable options	—	170	100%
Other sales and marketing expense	39,170	19,783	(49%)

Total sales and marketing expense	$40,822	$20,786	(49%)
As % of revenue	49%	22%

The decline in 2002 expenses compared to 2001 expenses and expenses as a percentage of revenue, resulted primarily from the termination of unprofitable advertising distribution agreements, a reduction in employee-related expenses, and a reduction in corporate marketing and branding-related expenses. We expect that sales and marketing headcount related expenses to increase as revenues increase. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases.

Product Development.    Product development expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$1,170	$901	(23%)
Stock compensation related to variable options	—	232	100%
Other product development expense	28,954	22,006	(24%)

Total product development expense	$30,124	$23,139	(23%)
As % of revenue	36%	24%

The decrease in 2002 expenses compared to 2001 expenses, as well as expenses as a percent of revenue, resulted from an overall decrease in employee-related expenses and a significant increase in capitalization of costs associated with software developed for internal use. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases. We expect product development costs to increase as we continue to invest in search technology features for our customers and develop new products for our advertisers and distribution partners. In addition, we expect to continue to invest in internally developed software, and expect to capitalize these costs in accordance with SOP 98-1.

General and Administrative.    General and administrative expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$414	$103	(75%)
Stock compensation related to variable options	—	142	100%
Other general and administrative expense	10,285	10,016	(3%)

Total general and administrative expense	$10,699	$10,261	(4%)
As % of revenue	13%	11%

The decrease in 2002 expenses compared to 2001 expenses, as well as expenses as a percent of revenues, resulted from the Company’s continuing cost management. General and administrative expenses include related consulting and professional service fees that may vary significantly over time, including additional amounts required for Sarbanes-Oxley compliance. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases.

Amortization of Goodwill.    In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction in staff of 172 employees ($2.2 million in severance and related employee payments). Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized goodwill impairment charges totaling $4.0 million due to the decision to exit certain non-core businesses. The charges consisted of write-offs of goodwill from the BeSeen.com acquisition ($1.0 million) and the remaining goodwill from the Guthy-Renker purchase ($3.0 million). Asset impairment and restructuring charges were $15.8 million in 2001. LookSmart incurred no asset impairment and restructuring charges in 2002.

Non-Operating Income (Expense)

Other Expense, Net.    Other income and expense primarily includes realized gains or losses on investments. Net other expenses in 2002 were $0.5 million compared to net other expenses of $0.2 million in 2001.

Interest Income.    Interest income includes income from our cash, cash equivalents and investments. Interest income decreased by 74% to $0.9 million in 2002 from $3.5 million in 2001. The decrease was driven primarily by the repayment of the loan to BT of $35 million in December 2001 and lower overall interest rates.

Interest Expense.    Interest expense primarily includes interest expense on our debt and capital lease obligations. Interest expense decreased significantly to $4.9 million in 2002 compared to $11.3 million in 2001, representing a 56% decrease. This decrease resulted from the renegotiation and partial repayment of the credit facility between LookSmart and Transceptgate, Limited in December 2001. We expect interest expense to significantly decrease in 2003, as a result of the loan settlement with Transceptgate, Limited.

Gain from Extinguishment of Debt.    In December 2002, the Company recorded a gain from extinguishment of its note to Transceptgate, Limited of $32.6 million. The gain was related to the dissolution of the BT LookSmart joint venture, and resulted from the forgiveness of the Company’s note payable of $40.2 million to Transceptgate, Limited, offset by $3.5 million in cash paid and one million shares of the Company’s common stock, valued at $2.5 million given to Transceptgate, along with the return of $1.5 million in restricted cash to Transceptgate, Limited, and $0.1 million in accounting and legal fees associated with the transaction.

Share of Joint Venture Loss.    Share of Joint Venture Loss includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $3.7 million of expense in 2002, a decrease of 61% compared to $9.6 million in expense recorded during 2001. The decrease is a result of BT LookSmart’s combined revenue growth and reduced expenses. In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture. As a result of this settlement, LookSmart does not expect significant gains or losses from the Joint Venture in the future.

Income Tax Benefit (Expense)

Income tax expense is primarily associated with our Australian operations and was a benefit of $80,000 in 2002 compared to an expense of $0.1 million in 2001. The Company did not incur tax expense on the 2002 income due to loss carryforwards and tax credits. We expect to have sufficient additional loss carryforwards and tax credits to offset a majority of our tax liability in 2003.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal. Revenue included in the loss on disposal was $0.8 million, $2.1 million and $0.6 million in 2000, 2001 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was ($1.2) million, $2.1 million and $63,000, respectively. Loss from discontinued operations was $3.0 million in 2001 and $1.0 million in 2002.

2001 Compared to 2000

Revenues

Listings.    Listings revenue was $35.7 million for the year ended December 31, 2001, representing a 247% increase over revenue of $10.3 million for 2000. The growth was due to our successful broadening of our LookListings suite of products, continuing increases in our distribution network and our sales and marketing efforts to promote these new products. Listings revenue accounted for 43% of total revenues in 2001, compared to 9% in 2000.

Advertising.    Advertising revenue was $22.9 million for the year ended December 31, 2001, representing a 64% decrease over revenue of $63.9 million for 2000. The decrease in advertising revenues was attributable to the downturn in the online advertising market and reduced demand and prices for these products.

Licensing.    Licensing revenue was $14.9 million for the year ended December 31, 2001, representing a 24% decrease from revenue of $19.6 million for 2000. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links ordered by Microsoft in 2000 in support of a major re-launch and marketing campaign of its portals. In 2001, the Microsoft activity returned to its normal levels. The decline was also caused by the timing of delivery of URLs under our agreement with Microsoft.

Ecommerce.    Ecommerce revenue was $9.5 million for the year ended December 31, 2001, representing a 47% decrease from revenue of $18.1 million for 2000. The decrease was predominantly a result of a change in the way that revenue was recognized under the contract with Guthy-Renker. Due to contractual changes in April 2001, which essentially removed any inventory risk for LookSmart, the Company recorded as revenues only the commissions on sales to customers, rather than the gross sale to customers for Guthy-Renker products.

Cost of Revenues

Listings.    Listings cost of revenues was $8.9 million for the year ended December 31, 2001, representing a 599% increase over cost of revenue of $1.3 million for 2000. The increase in listings cost of revenues was primarily attributable to the growth in partner distribution expenses for the listings products. The costs were unusually low during 2000 because the corresponding revenues were low. In 2001, costs increased as the listings business matured and became an ongoing activity.

Advertising.    Advertising cost of revenues was $5.1 million for the year ended December 31, 2001, representing a 5% decrease over cost of revenue of $5.4 million for 2000. The decrease in advertising cost of revenues was primarily attributable to the decline in the commission expense associated with the resale of advertising contracts that existed in 2000, partially offset by an increase in the costs of our in-house advertising employees and related expenses in the first half of 2001.

Ecommerce.    Ecommerce cost of revenues was $5.8 million for the year ended December 31, 2001, representing a 47% decrease over cost of revenue of $10.8 million for 2000. The decreases were primarily a result of an amendment to our agreement with Guthy-Renker. Effective April 2001, the Company no longer recorded costs of revenue for Guthy-Renker products because it recorded only commissions on sales rather than the sale itself. See the discussion above entitled “Revenues and Cost of Revenues—Ecommerce”. The decrease was partially offset by higher costs for shipping and fulfillment.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$1,453	$1,652	14%
Other sales and marketing expense	84,030	39,170	(53%)

Total sales and marketing expense	$85,483	$40,822	(52%)
As % of revenue	76%	49%

The decline in annual expense as well as expense as a percentage of revenues resulted from an overall decrease in distribution costs, the termination of distribution agreements, a reduction in employee related expenses resulting from the January 2001 restructuring, and a reduction in corporate marketing and branding related spending

Product Development.    Product development expenses changed as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$958	$1,170	22%
Other product development expense	35,220	28,954	(18%)

Total product development expense	$36,178	$30,124	(17%)
As % of revenue	32%	36%

The decrease in annual expense resulted from the overall decrease in employee related expenses resulting after the January 2001 restructuring. The increase in expense as a percentage of revenues resulted from a larger decline in total revenues for the year relative to LookSmart’s continued investment in the development of new products. In the last half of 2001, the Company invested in licensing the technology and hiring the senior management team of Primary Knowledge, an online marketing business intelligence firm. This investment is expected to enhance the Company’s ability to track and report to its customers the effectiveness of its advertising and listings products.

General and Administrative.    General and administrative expenses changed as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$1,034	$414	(60%)
Other general and administrative expense	11,273	10,285	(9%)

Total general and administrative expense	$12,307	$10,699	(13%)
As % of revenue	11%	13%

The decrease in annual expense resulted from the overall decrease in employee related expenses after the January 2001 restructuring and from continuing cost management. The increase in general and administrative expense as a percentage of revenues resulted from a larger decline in total revenues in each period in proportion to the relatively fixed general and administrative costs required to support the organization.

Amortization of Goodwill.    The amortization of goodwill charge on these assets decreased from $6.4 million in 2000 to $4.6 million in 2001. The decrease was due to the reduced amortization resulting from the write-off of goodwill associated with Inside the Web and Guthy-Renker in the first half of 2001. This decrease was partially offset by increased amortization resulting from LookSmart’s additional investment in Futurecorp and the acquisition of Zeal Media, Inc. during 2000. Beginning in 2002, LookSmart ceased amortizing goodwill in accordance with the adoption of SFAS No.

Asset Impairment and Restructuring Charges.    In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction in staff of 172 employees ($2.2 million in severance and related employee payments). Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized goodwill impairment charges totaling $4.0 million due to the decision to exit certain non-core businesses. The charges consisted of write-offs of goodwill from the BeSeen.com acquisition ($1.0 million) and the remaining goodwill from the Guthy-Renker purchase ($3.0 million). Asset impairment and restructuring charges were $15.8 million in 2001. LookSmart incurred no asset impairment and restructuring charges in 2000.

Non-Operating Income (Expense)

Other Income (Expense), Net.    Other income and expense primarily includes realized gains or losses on investments. Net other expenses for the year ended December 31, 2001 totaled $154,000. In 2000, the Company recorded $1.8 million in other expense, primarily due to recognizing non-temporary declines in the values of investments in marketable securities.

Interest Income.    Interest income includes income from our cash, cash equivalents and investments. Interest income decreased by 51% to $3.5 million for the year ended December 31, 2001 compared to $7.1 million in 2000. The decrease was driven primarily by lower overall interest rates and lower cash and investment balances.

Interest Expense.    Interest expense primarily includes interest expense on our debt and capital lease obligations. Interest expense increased by 24% to $11.3 million for the year ended December 31, 2001 compared to $9.1 million in 2000. The increase was primarily the result of the increased liability due to the draw down of the $50 million loan from Transceptgate, Limited in February 2000.

Share of Joint Venture Loss.    Share of Joint Venture Loss includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $9.6 million of expense for the year ended December 31, 2001, a decrease in expense of 13% compared to $10.9 million recorded during 2000. The decrease is a result of BT LookSmart’s combined revenue growth and reduced expenses, partially offset by two additional months of net loss activity factored into the 2001 numbers as the BT LookSmart joint venture commenced operations in late February 2000.

Income Taxes

LookSmart recorded income tax expense of $0.1 million for the year ended December 31, 2001 compared to expense of $0.2 million in 2000. Income tax expense is associated with our Australian and European operations.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $3.0 million in 2001 and 1.7 million in 2000.

Quarterly Results of Operations

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2002. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Revenues:
Listings	$6,422	$8,089	$9,140	$12,063	$13,426	$15,230	$18,747	$27,256
Advertising	8,515	6,830	4,501	3,008	2,573	1,708	1,384	432
Licensing	5,125	2,924	3,421	3,398	3,709	3,791	3,635	3,564
Ecommerce	7,971	525	499	528	342	231	—	—

Total revenues	28,033	18,368	17,561	18,997	20,050	20,960	23,766	31,252
Cost of revenues:
Listings	1,246	1,971	2,321	3,331	3,682	6,567	8,406	13,068
Advertising	1,343	1,341	1,250	1,181	1,374	1,349	1,527	1,348
Ecommerce	5,009	329	221	240	63	1	—	—

Total cost of revenues	7,598	3,641	3,792	4,752	5,119	7,917	9,933	14,416

Gross profit	20,435	14,727	13,769	14,245	14,931	13,043	13,833	16,836
Operating expenses:
Sales and marketing	17,268	9,513	7,723	6,318	7,182	4,254	4,364	4,986
Product development	9,105	7,097	8,081	5,841	7,017	5,163	5,108	5,851
General and administrative	3,157	2,849	2,825	1,868	2,696	2,294	2,794	2,477
Amortization of goodwill	1,843	1,358	524	905	—	—	—	—
Asset impairment and restructuring charges	9,434	2,357	—	4,049	—	—	—	—

Total operating expenses	40,807	23,174	19,153	18,981	16,895	11,711	12,266	13,314

Income (loss) from operations	(20,372)	(8,447)	(5,384)	(4,736)	(1,964)	1,332	1,567	3,522
Non-operating income (expense), net	(3,891)	(5,001)	(4,655)	(3,974)	(2,414)	(2,128)	(2,035)	30,944

Income (loss) before income taxes	(24,263)	(13,448)	(10,039)	(8,710)	(4,378)	(796)	(468)	34,466
Income tax benefit (expense)	(32)	(44)	21	(79)	(14)	(10)	1	103

Income (loss) from continuing operations	(24,295)	(13,492)	(10,018)	(8,789)	(4,392)	(806)	(467)	34,569
Loss from discontinued operations	(262)	(253)	(163)	(2,295)	(972)	—	—	—
Net Income (loss)	$(24,557)	$(13,745)	$(10,181)	$(11,084)	$(5,364)	$(806)	$(467)	$34,569

Basic net income (loss) per share	$(0.27)	$(0.15)	$(0.11)	$(0.12)	$(0.06)	$(0.01)	$(0.00)	$0.36
Diluted net income (loss) per share	$(0.27)	$(0.15)	$(0.11)	$(0.12)	$(0.06)	$(0.01)	$(0.00)	$0.34

Joint Venture

In February 2000, LookSmart entered a joint venture agreement with British Telecommunications (BT). LookSmart and BT took an equal equity interest in the joint venture, BT LookSmart, which provided localized directory services in Europe and Asia. We account for our investment in the joint venture using the equity method of accounting. Our share of the joint venture’s net loss is reported as non-operating income or expense.

The agreement establishing the joint venture required that LookSmart and BT provide funding equally for the operations of the joint venture. Under the terms of the agreement, Transceptgate, Limited, an affiliate of BT, extended a $50.0 million credit facility with interest at 20% per annum. LookSmart drew down $50.0 million from the credit facility in February 2000. In December 2001, LookSmart renegotiated the loan and restructured the $50.0 million outstanding loan and $19.5 million of accrued interest, repaying $35.0 million of the total outstanding. The new credit facility of $35.0 million carried interest of 15% per annum. In accordance with the restructuring agreement, the new credit facility was used to repay the loan and the previous credit facility and to fulfill the Company’s obligations to fund BT LookSmart. The agreement was also amended to transfer ownership of the intellectual property rights in the local databases from Looksmart (Barbados) Inc. to the joint venture, effective December 2001.

In December 2002, the Company recorded a gain from extinguishment of its note to Transceptgate, Limited of $32.6 million. The gain was related to the dissolution of the BT LookSmart joint venture, and resulted from the forgiveness of the Company’s note payable of $40.2 million to Transceptgate, Limited, offset by $3.5 million in cash paid and one million shares of the Company’s common stock, valued at $2.5 million given to Transceptgate, along with the return of $1.5 million in restricted cash to Transceptgate, Limited, and $0.1 million in accounting and legal fees associated with the transaction.

LookSmart and BT are jointly liable for the estimated settlement costs of $2.3 million expected to be incurred during the dissolution of the joint venture. These estimated costs were recorded in the fourth quarter of 2002.

In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. LookSmart received net assets of $1.3 million along with the ongoing operating and revenue generating relationships contained in these entities as part of the dissolution and settlement.

Liquidity and Capital Resources

LookSmart invests cash pending use in investment grade debt and equity instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of December 31, 2002, LookSmart had $51.3 million of unrestricted cash, cash equivalents and short-term investments.

Operating activities provided $12.9 million of cash in 2002 compared to operating cash use of $24.5 million in 2001. The improvement in cash provided by operating activities is primarily attributable to increased revenue in 2002 compared to 2001, reduced employee-related expenses and continuing cost management.

Net cash provided by investing activities was $6.9 million in 2002, compared to $16.5 million in 2001. Investment activity in each of the periods consisted of purchases and sales of investments and fixed assets and funding of the joint venture. In 2002, restricted cash was a net source of funds of $3.7 million compared to $39.6 million in 2001. The release of restricted cash in 2001 was the result of the BT loan restructuring. We expect to invest approximately $6 million to $7 million in capital expenditures in 2003.

Net cash used in financing activities was $2.2 million in 2002, compared to $14.7 million in 2001. In December 2002, the Company negotiated a settlement of its credit facility with Transceptgate, Limited, which resulted in the repayment of $3.5 million. In 2001, cash used in financing activities was primarily the result of repayment of the loan to Transceptgate, Limited of $15.4 million. We also repaid a loan of $1.4 million to finance the premiums of several insurance policies and a loan of $0.5 million for an equipment lease. These uses of funds were partially offset by proceeds from an insurance loan of $1.6 million and $3.1 million in proceeds from the issuance of common stock, primarily from stock option exercises.

We believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for the next 12 months. If operations do not perform as expected management may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements, which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments primarily consist of the following:

Capital Lease Obligations—We have one capital lease for the purchase of telephone equipment.

Operating Lease Obligations—We have various operating leases covering facilities in San Francisco, New York and Los Angeles and various international offices. We also have some minor operating leases relating to equipment rentals that amount to less than $0.3 million per year.

Note Obligations—We have entered into note agreements to finance an insurance policy and to finance tenant improvements.

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At December 31, 2002, outstanding letters of credit related to security of building leases and the repayment of a loan to finance insurance premiums and totaled $3.2 million.

As of December 31, 2002, future payments related to contractual obligations and commercial commitments are as follows:

	December 31, 2002
	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Operating leases	$31,764	$4,673	$9,067	$9,304
Capital leases	137	71	66	—

Other Commercial Commitments:
Note obligations	1,589	1,171	143	143
Deferred rent	658	83	162	521

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of December 31, 2001 or 2002. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in 2002 and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, partially the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company in 2000, 2001 and 2002 was not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its Subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    PRICEWATERHOUSECOOPERS LLP

San Francisco, California

January 23, 2003,

except Note 19, which is as of March 14, 2003.

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$29,766	$47,696
Cash and cash equivalents (restricted)	3,728	—
Short term investments	14,346	3,568
Trade accounts receivable, net of allowance for doubtful accounts of $3,109 and $2,962 at December 31, 2001 and 2002	9,294	15,852
Trade accounts receivable from related party	526	—
Due from related party	380	1,438
Prepaid expenses	2,144	2,048
Other current assets	617	428

Total current assets	60,801	71,030
Property and equipment, net	10,272	9,404
Security deposits and other assets	5,060	5,086
Intangible assets, net	1,117	6,182
Goodwill, net	8,852	8,852

Total assets	$86,102	$100,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$693	$1,125
Trade accounts payable	2,323	3,333
Other accrued liabilities	13,354	18,376
Deferred revenue	9,152	7,798
Income taxes payable	78	53
Capital lease obligations—current portion	522	63

Total current liabilities	26,122	30,748
Capital lease obligations	—	63
Long term debt	35,218	983
Other long term liabilities	559	858
Accrued interest on long term debt	364	—
Minority interest	195	—

Total liabilities	62,458	32,652
Commitments (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2001 and 2002; Issued and Outstanding: none at December 31, 2001 and 2002	—	—
Common stock, $.001 par value; Authorized: 200,000 at December 31, 2001 and 2002; Issued and Outstanding: 93,004, and 101,421 at December 31, 2001 and 2002	93	100
Additional paid-in capital	234,841	249,244
Other equity (deficit)	(1,198)	718
Accumulated deficit	(210,092)	(182,160)

Total stockholders’ equity	23,644	67,902

Total liabilities and stockholders’ equity	$86,102	$100,554

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In Thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Listings	$10,261	$35,714	$74,659
Advertising	63,927	22,854	6,097
Licensing	19,618	14,868	14,699
Ecommerce	18,062	9,523	573

Total revenues	111,868	82,959	96,028
Cost of revenues:
Listings	1,268	8,869	31,723
Advertising	5,368	5,115	5,598
Ecommerce	10,842	5,799	64

Total cost of revenues	17,478	19,783	37,385

Gross profit	94,390	63,176	58,643
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,453, $1,652 and $1,003 in 2000, 2001 and 2002, respectively)	85,483	40,822	20,786
Product development (includes stock-based compensation of $958, $1,170 and $1,133 in 2000, 2001 and 2002, respectively)	36,178	30,124	23,139
General and administrative (includes stock-based compensation of $1,034, $414 and $245 in 2000, 2001 and 2002, respectively)	12,307	10,699	10,261
Amortization of goodwill	6,411	4,630	—
Asset impairment and restructuring charges	—	15,840	—

Total operating expenses	140,379	102,115	54,186

Income (loss) from operations	(45,989)	(38,939)	4,457
Non-operating income (expense):
Other expense, net	(1,803)	(154)	(461)
Interest income	7,149	3,490	915
Interest expense	(9,129)	(11,295)	(4,938)
Gain from extinguishment of debt	—	—	32,558
Share of joint venture loss	(10,944)	(9,562)	(3,707)

Income (loss) from continuing operations before income taxes	(60,716)	(56,460)	28,824
Income tax benefit (expense)	(163)	(134)	80

Income (loss) from continuing operations	(60,879)	(56,594)	28,904
Loss from discontinued operations	(1,711)	(2,973)	(972)

Net income (loss)	(62,590)	(59,567)	27,932
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities during the period	(255)	334	(1)
Change in translation adjustment	(185)	(145)	458

Comprehensive income (loss)	$(63,030)	$(59,378)	$28,389

Net income (loss) per common share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(0.62)	$0.30
Loss from discontinued operations	(0.02)	(0.03)	(0.01)

Net income (loss)	(0.70)	(0.65)	0.29
Diluted net income (loss) per share:
Income (loss) from continuing operations	(0.68)	(0.62)	0.28
Loss from discontinued operations	(0.02)	(0.03)	(0.01)

Net income (loss)	$(0.70)	$(0.65)	$0.27

Weighted average shares outstanding used in per share calculation—basic	89,111	91,815	96,874
Weighted average shares outstanding used in per share calculation—diluted	89,111	91,815	103,197

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1999	86,267	$86	$211,305	$(3,904)	$(87,935)	$119,552
Common stock issued upon exercise of stock options	2,911	3	2,737	—	—	2,740
Common stock issued for acquisitions	636	1	18,309	—	—	18,310
Common stock issued upon exercise of warrants	1,414	1	1,822	(1,822)	—	1
Common stock issued for employee stock purchase plan	341	1	1,953	—	—	1,954
Unearned compensation—Zeal acquisition	—	—	—	(3,764)	—	(3,764)
Stock-based compensation	—	—	(1,744)	5,046	—	3,302
Stock options issued to non-employees	—	—	157	—	—	157
Unrealized loss on securities	—	—	—	(255)	—	(255)
Translation adjustment	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(62,590)	(62,590)

Balance at December 31, 2000	91,569	92	234,539	(4,884)	(150,525)	79,222
Common stock issued upon exercise of stock options	1,047	1	331	—	—	332
Common stock issued for acquisitions	68	—	—	—	—	—
Common stock issued upon exercise of warrants	2	—	—	—	—	—
Common stock issued for employee stock purchase plan	318	—	232	—	—	232
Stock-based compensation	—	—	(261)	3,497	—	3,236
Unrealized gain on securities	—	—	—	334	—	334
Translation adjustment	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(59,567)	(59,567)

Balance at December 31, 2001	93,004	93	234,841	(1,198)	(210,092)	23,644
Common stock issued upon exercise of stock options	2,414	2	2,722	—	—	2,724
Common stock issued for acquisitions	4,584	4	7,850	—	—	7,854
Common stock issued for employee stock purchase plan	403	—	659	—	—	659
Common stock issued to BT for forgiveness of debt	1,000	1	2,499	—	—	2,500
Common stock issued in connection with Futurecorp disposal	16	—	41	—	—	41
Unearned compensation—Wisenut acquisition	—	—	—	(378)	—	(378)
Stock-based compensation	—	—	539	1,837	—	2,376
Stock options issued to non-employees	—	—	93	—	—	93
Unrealized gain on securities	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	458	—	458
Net income	—	—	—	—	27,932	27,932

Balance at December 31, 2002	101,421	$100	$249,244	$718	$(182,160)	$67,902

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(62,590)	$(59,567)	$27,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of joint venture loss	10,944	9,562	3,707
Depreciation and amortization	12,749	14,070	7,530
Amortization of unearned compensation	3,445	3,236	2,376
Impairment of goodwill and intangible assets	—	14,488	—
Loss from discontinued operations	—	—	972
Non-cash accrued interest on debt	—	—	5,203
Debt forgiven	—	—	(32,558)
Net (gains) losses from the sales of property and equipment	—	—	157
Warrants and other non-cash charges	1,382	446	141
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	(10,552)	9,464	(6,820)
Prepaid expenses	(4,008)	5,574	100
Other assets	(5,663)	3,553	(431)
Trade accounts payable	3,412	(5,091)	1,134
Other accrued liabilities	18,467	(15,894)	4,802
Deferred revenue	(5,534)	(4,470)	(1,312)
Minority interest	(519)	104	—

Net cash provided by/(used in) operating activities	(38,467)	(24,525)	12,933

Cash flows from investing activities:
Acquisitions	(1,673)	—	311
Purchase of short-term investments	(2,979)	(14,653)	(3,450)
Proceeds from sale of short-term investments	28,566	4,036	14,228
Funding to joint venture and subsidiaries	(12,700)	(9,250)	(1,766)
Restricted cash	(43,297)	39,569	3,728
Payments for property, equipment and capitalized software development	(6,601)	(3,186)	(6,264)
Proceeds from the sale of property and equipment	—	—	130

Net cash provided by (used in) investing activities	(38,684)	16,516	6,917

Cash flows from financing activities:
Proceeds from issuance of notes	467	1,081	1,622
Repayment of notes	(668)	(16,450)	(1,927)
Proceeds from loan	50,000	—	—
Payment to settle debt with Transceptgate	—	—	(4,999)
Proceeds from issuance of common stock	4,183	672	3,127

Net cash provided by (used in) financing activities	53,982	(14,697)	(2,177)

Effect of exchange rate changes on cash	(185)	(145)	257

Increase (decrease) in cash and cash equivalents	(23,354)	(22,851)	17,930
Cash and cash equivalents, beginning of period	75,971	52,617	29,766

Cash and cash equivalents, end of period	$52,617	$29,766	$47,696

Supplemental disclosure of cash flow information (Note 15)

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, income taxes payable and capital leases are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of debt and notes payable approximates fair value.

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

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in Other Expense, net. Such exchange gains (losses) amounted to $3,000, ($14,000) and $(53,000) for 2000, 2001, and 2002 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

In February 2000, the Company entered into a joint venture agreement with British Telecommunications (BT). On February 15, 2000, the Company borrowed $50.0 million under a credit facility made available by Transceptgate, Limited, an affiliate of BT. All of the drawdowns on the credit facility could be used only for the purpose of funding the BT LookSmart joint venture or repaying the loan.

On December 7, 2001, the Company restructured the $50.0 million loan and accrued interest under a new credit facility totaling $35.0 million. In accordance with the new credit facility, $5.3 million was restricted for the purpose of funding the joint venture. The Company used $2.3 million of the restricted proceeds to fund the joint venture during 2001. As of December 31, 2001, $3.0 million of the BT credit facility proceeds were classified as restricted cash.

In December 2002, the Company negotiated the dissolution of the joint venture with BT, which included settlement of the loan from BT. The settlement resulted in loan forgiveness of $40.2 million and required LookSmart to pay consideration of $3.5 million to BT and required LookSmart to return $1.5 million in restricted cash to BT.

On September 26, 2001, the Company obtained a note to fund several of its insurance policies. This note was secured by a letter of credit, which was secured by a certificate of deposit. At December 31, 2001, a $0.7 million certificate of deposit was classified as restricted cash and cash equivalents on the balance sheet. This note was repaid in 2002.

As of December 31, 2002, the Company had no restricted cash.

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

The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers. All highly liquid instruments with original maturities greater than ninety days and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2002, the Company’s short-term investments were primarily auction rate securities whose estimated fair value approximated cost.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset’s useful life are capitalized.

Internal Use Software Development Costs

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

The Company’s capitalized software costs were $2.4 million and $3.6 million with related accumulated amortization of $1.7 million and $0.3 million at December 31, 2001 and 2002, respectively. During 2002, the Company wrote off $1.9 million of capitalized software, which was fully depreciated. Capitalized software costs are included in other assets and are amortized over two to three years.

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. Under SFAS No. 142, the Company ceased amortizing goodwill. All of the Company’s goodwill is attributed to the Listings segment of the business.

SFAS No. 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The first step of the impairment test required a comparison of the fair value of each reporting unit to its carrying value to determine whether there was an indication that impairment existed. If there had been an indication of impairment, the Company would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The Company completed the impairment test as of December 31, 2002 using a fair value approach in accordance with SFAS No. 142. No impairment losses were recorded upon the initial adoption of SFAS No. 142. The Company reviews goodwill for potential impairment as of December 31 each year and did not record a goodwill impairment charge as a result of the 2002 review.

Prior to 2002, the valuation of goodwill and intangible assets was reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

competitive and economic conditions. Cash flow forecasts used in evaluation of goodwill and intangibles were based on trends of historical performance and management’s estimate of future performance.

Asset Impairment

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s disposal of FutureCorp is presented as a discontinued operation in compliance with SFAS No. 144.

Prior to 2002, the Company applied the provisions of SFAS No. 121 SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which required recognition of impairment of long-lived assets in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. The amount of impairment was measured as the difference between the estimated fair market value of the asset and its carrying amount.

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. (in thousands, except per share data)

	2000	2001	2002
Net income (loss) as reported	$(62,590)	$(59,567)	$27,932
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,445	3,236	2,376
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(45,219)	(33,233)	(23,357)

Pro forma net income (loss)	$(104,364)	$(89,564)	$6,951

Basic net income (loss) per share
As reported	$(0.70)	$(0.65)	$0.29
Pro forma	$(1.17)	$(0.98)	$0.07
Diluted net income (loss) per share
As reported	$(0.70)	$(0.65)	$0.27
Pro forma	$(1.17)	$(0.98)	$0.07

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002
Volatility	132%	131%	122%
Risk-free interest rate	5.50%	4.56%	3.82%
Expected lives (years)	5	4.6	4.4
Expected dividend yield	—	—	—

The weighted average fair value for options granted was $18.3144, $1.0367 and $1.7599 for 2000, 2001 and 2002, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement. The fair value of options granted to consultants is recorded as consulting expense as services are provided and totaled $0.2 million, $0 and $0.1 million for 2000, 2001 and 2002, respectively.

Net Loss Per Share

SFAS No. 128, “Earnings per Share,” establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock and the treasury stock method for options and warrants.

Revenue Recognition

The Company generates revenues from listings, licensing, advertising and ecommerce activities. Revenues associated with listings products generally are recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied and when no refund obligations exist. Pay-per-click listings revenue is recognized as clicks are delivered. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months. The Company sells add-on services to its directory listings advertisers, which it records as revenue when the service is delivered.

Advertising revenues are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions.” An impression is an appearance of an advertisement in pages viewed by users of the Company’s or its partners’ online properties.

Revenue associated with the Company’s licensing agreement with Microsoft is recognized as delivery occurs as specified under the agreement, all performance obligations have been satisfied, and no refund obligations exist. We recognize quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis. Payments from Microsoft received in advance of delivery are recorded as deferred revenues.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our listings revenues also include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

Revenues from affiliates are earned on a per-sale basis or as a percentage of sale rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network. The Company maintains a reserve for sales adjustments in the event of product returns to affiliates or an affiliate default. The amount of this reserve is evaluated quarterly based upon historical trends.

The Company’s ecommerce revenues were generated by the sale of merchandise. Revenue is recognized at the time goods are shipped. In April 2002, the Company exited the ecommerce business.

For the purpose of determining when to recognize revenue in any of the segments, the time of delivery of the applicable services or merchandise is readily determinable and does not require significant judgment on the part of management. Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company recognizes revenues once collectibility is established and maintains a reserve for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $9.4 million, $4.2 million and $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Product Development Costs

Costs incurred in the classification and organization of listings within our directories and the development of new products and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The benefit (provision) for income taxes of $(0.2) million, $(0.1) million and $0.1 million for the years ended December 31, 2000, 2001 and 2002 relates to the Company’s foreign subsidiaries.

Comprehensive Income

The Company has adopted the accounting treatment prescribed by SFAS No. 130, “Comprehensive Income.” The components of the Company’s “Comprehensive income (loss)” include no provision for United States or California State income taxes.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s short-term investments are managed by one institution. The Company maintains a reserve for doubtful accounts receivable based upon expected collectibility.

We derived approximately 58% of our listings revenues in 2002 and approximately 68% of our listings revenues in the fourth quarter of 2002 from our relationship with Microsoft. Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one. The increase in the proportion of our paid listings revenues attributable to Microsoft from the first to fourth quarter of 2002 was due primarily to the growing popularity of Microsoft’s MSN search service among Internet users, changes in Microsoft’s search service which resulted in more clicks on our search results, and the addition of LookListings Small Business in Microsoft’s search results in the second quarter of 2002. If we increase our distribution from other sources in future quarters, then our percentage of listings revenues attributable to Microsoft would likely decline. However, it is difficult to predict whether the percentage of our total listings revenues from Microsoft will increase or decrease in the future. In any case, we are likely to remain significantly dependent upon Microsoft for listings revenues in 2003. Either party may terminate the distribution portion of our agreement with Microsoft for any reason on six months’ notice and the agreement expires on December 3, 2003.

We license our database content to Microsoft and customize it for its use. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the terms of our licensing arrangement, which requires the review and inclusion in our directory of an agreed number of URL’s during each six-month period.

Segment Information

Prior to January 1, 2003, the Company operated in four segments: listings, advertising, licensing and ecommerce. In the consolidated statements of operations and comprehensive income (loss), the Company reports revenue and cost of revenues along these four segments based on the services currently provided by each. With the exception of accounts receivable and deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, primarily the Chief Executive Officer and the Chief Financial Officer, of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments.

International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in 2000, 2001 and 2002 and were derived entirely from our Australian operations.

Starting on January 1, 2003, LookSmart has two operating segments: listings and licensing. The Company exited its ecommerce segment after the second quarter of 2002 and ceased reporting its advertising segment after the fourth quarter of 2002 as we no longer manage advertising as a separate product as it is immaterial to the financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001 and 2002, accounts receivable by segments are as follows (in thousands):

	December 31,
	2001	2002
Listings	$7,336	$17,316
Advertising	4,956	1,498
Licensing	99	—
Ecommerce	12	—

Total	12,403	18,814
Allowance for doubtful accounts	(3,109)	(2,962)

Accounts receivable, net	$9,294	$15,852

As of December 31, 2001 and 2002, trade accounts receivable from related parties includes $0.5 million and $0, respectively, receivable from Guthy-Renker attributable to the Ecommerce and Advertising segments. As of December 31, 2001 and 2002, Due from Related Party includes $0.4 million and $1.4 million, respectively, receivable from BT LookSmart which has not been allocated to any of the Company’s segments.

As of December 31, 2001 and 2002, deferred revenue by segments is as follows (in thousands):

	December 31,
	2001	2002
Listings	$329	$3,874
Advertising	330	109
Licensing	8,493	3,815

Total	$9,152	$7,798

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No.145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. Statement 145 also rescinds FASB SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement 145 shall be applied in fiscal years beginning after May 15, 2002. Early adoption of Statement 145 is encouraged and may occur as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued. Management does not believe that the adoption of this statement will materially impact the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe that the adoption of this statement will materially impact the Company’s financial position or results of operations.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45 and has not yet determined the potential impact on the consolidated results of operations or financial position upon adoption.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosures provisions of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, it expects that the adoption of the provisions of FIN No. 46 will not have a material impact on the consolidated results of operations or financial position.

2.    Acquisitions:

All of the transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company’s results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition dates.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zeal Media, Inc.

On October 27, 2000, the Company acquired Zeal Media, Inc., a community web directory company located in the Los Angeles, California area. Under the terms of the merger agreement, LookSmart reserved 1,363,419 shares of LookSmart common stock for exchange of all outstanding shares of Zeal Media and for issuance upon exercise of all outstanding options and warrants to purchase Zeal Media stock. The purchase price of approximately $16.6 million was allocated to goodwill and intangible assets of $12.1 million and deferred compensation of $3.8 million. At the closing, LookSmart also repaid outstanding debt owed by Zeal Media to bridge investors in the amount of approximately $0.7 million.

Under the terms of the acquisition agreement, 518,000 shares of common stock were released from an escrow account related to certain representations and warranties. As of December 31, 2002, there were no remaining escrow shares to be released.

Viator Ventures, Inc.

In October 2001, the Company entered into a license agreement with Viator Ventures, Inc., a technology company wholly owned by an executive officer of the Company. In February 2002, the Company exercised its contractual option to make the license exclusive. In connection with the license, the Company paid $0.4 million and 300,000 shares of Company common stock valued at $0.7 million to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

WiseNut, Inc.

On April 2, 2002, the Company completed the acquisition of WiseNut, Inc. (“WiseNut”), a search engine technology company. The Company issued 2,646,000 shares of common stock at a price per share of $2.47, assumed 296,000 stock options with a fair value of $0.7 million, incurred direct costs of the transaction in the amount of $0.5 million and recorded a liability in the amount of $0.9 million for all the outstanding capital stock of WiseNut. Of the total assumed stock options, approximately 132,000 stock options with an intrinsic value of $0.4 million were unvested. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” these unvested options were accounted for as deferred stock-based compensation and are being recognized over their related vesting periods.

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

The allocation of the purchase price was performed by a third-party and was to tangible and intangible assets, unearned compensation and liabilities assumed. Approximately $6.5 million was allocated to existing search technology and $0.1 million was allocated to an existing customer contract. These amounts were determined through established valuation techniques in the technology industry. Technology acquired was amortized over a seven-year period and the acquired customer contract was amortized through November 2002, when the contract expired.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the acquisition agreement, 1,190,000 shares of common stock were placed in an escrow account to secure certain seller representations and warranties for a period of up to 18 months. If and when these shares are released from escrow, their fair value at that time will be recorded as goodwill and will be assigned to the Company’s Listings segment.

The following table presents details of WiseNut’s assets and liabilities acquired by the Company as of the acquisition date (in thousands):

Cash and cash equivalents	$311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378

Net assets acquired	$8,526

3.    Property and Equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2002
Computer equipment	$15,948	$18,077
Furniture and fixtures	1,413	1,276
Software	3,102	4,040
Leasehold improvements	3,131	2,931

	23,594	26,324
Less accumulated depreciation and amortization	13,322	16,920

Property and equipment, net	$10,272	$9,404

Cost related to assets under capital lease obligations at December 31, 2001 and 2002 was $2.6 million and $0.1 million, respectively. Accumulated amortization related to assets under capital lease obligations at December 31, 2001 and 2002 was $2.0 million and $8,000, respectively. This decline was due to the write-off of fully depreciated assets of $1.9 million during 2002.

Depreciation expense was $5.3 million, $6.7 million, and $6.0 million for 2000, 2001 and 2002, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of 3 to 7 years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives.

	December 31,
	2001	2002
Goodwill	$11,546	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	$8,852	$8,852

Intangible assets	$1,935	$8,474
Less accumulated amortization	818	2,292

Intangible assets, net	$1,117	$6,182

Intangible asset amortization expense was $1.8 million and $1.4 million and $1.5 million for 2000, 2001 and 2002, respectively and was included in product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Amortization of Intangibles
2003	$1,328
2004	928
2005	927
2006	923
2007	923
Thereafter	1,154

The reconciliation of net income to adjusted net income as if there had been no goodwill amortization in any period presented is as follows for the years ended December 31, 2000 and 2001. There was no goodwill amortization for the year ended December 31, 2002 (in thousands, except per share amounts):

	Year ended December 31,
	2000	2001
Reported net loss	$(62,590)	$(59,567)
Goodwill amortization	6,411	4,630

Adjusted net loss	$(56,179)	$(54,937)

Reported basic and diluted earnings per share:
Reported net loss	$(0.70)	$(0.65)
Goodwill amortization	0.07	0.05

Adjusted net loss	$(0.63)	$(0.60)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2001	2002
Accrued compensation and related expenses	$3,210	$1,960
Accrued distribution and partner costs	8,397	15,129
Other	1,747	1,287

	$13,354	$18,376

6.    Notes Payable:

Future payments under notes payable at December 31, 2002 are as follows (in thousands):

Notes Payable
Year:
2003	$1,125
2004	44
2005	48
2006	53
2007	58
Thereafter	122

Total	$1,450

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2002, the balance of this note was $0.4 million.

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

In December 2002, the Company negotiated a settlement of the loan from Transceptgate, Limited (Transceptgate, Limited is an affiliate of BT and owns fifty percent of the shares of BT LookSmart, Ltd.). The settlement included loan settlement of $40.2 million and required LookSmart to issue one million shares of common stock to BT valued at $2.5 million, pay cash consideration of $3.5 million to Transceptgate, Limited and return $1.5 million in restricted cash, the unused remaining portion of the proceeds, which resulted in a gain of $32.6 million.

In September 2001, the Company issued a promissory note for $1.1 million to finance several of its insurance policies. The note carried interest at 4.2% per annum and was payable in equal monthly installments over eleven months, and accordingly was classified as a short-term liability. The balance remaining at December 31, 2001 was $0.7 million and was repaid in full during 2002

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2002, the Company issued a promissory note for $1.5 million to finance several of its insurance policies. The note bears interest at 3.5% per annum and is payable in equal monthly installments over eleven months, and accordingly is classified as a short-term liability. The balance remaining at December 31, 2002 was $1.1 million.

The Company has a $1.5 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the note to finance its insurance policies. The SBLC contains two financial covenants, the first requiring a minimum net worth of $7 million and the second requiring minimum liquid assets, as defined by the agreement, of $40 million. At December 31, 2002, the Company was in compliance with both covenants.

7.    Income Taxes:

Income tax expense (benefit) is primarily associated with our Australian operations. The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2001	2002
Deferred tax asset:
Net operating losses	$61,899	$51,335
Depreciation and amortization	9,660	7,848
Accruals and reserves	2,540	1,585
Compensation	405	691

Total deferred tax assets	74,504	61,459
Less: valuation allowance	(74,504)	(61,459)

	$—	$—

As of December 31, 2002, the Company has net operating loss (NOL) carryforwards of approximately $136 million, $106 million and $1.1 million for federal, state and foreign tax purposes, respectively. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs is subject to annual limitations through the year 2011 due to a greater than 50% change in the ownership of the Company which occurred during 1997 and 1998. These loss carryforwards expire from 2003 to 2017. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $39 million and $35 million for federal and state purposes, respectively.

For the tax years 2002 and 2003, the State of California has suspended the utilization of prior year NOLs. As a result, the Company has offset the California tax liability for 2002 with current and prior year tax credits and anticipates using tax credits to offset most, if not all, of the 2003 California tax liability.

For 2002, the Alternative Minimum Tax (AMT) limitation of NOL usage to 90% of Federal tax liability was suspended. In 2003, the AMT limitation is scheduled to become effective again, which may result in the Company incurring a Federal tax liability.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2000	2001	2002
Federal statutory rate	(34)%	(34)%	34%
Permanent differences	3.2	11.9	9.3
State taxes, including permanent differences	(4.7)	(3.8)	1.5
Change in valuation allowance	33.8	24.5	(44.1)
Other	2.0	3.8	(0.9)

Total	0.3%	2.4%	(0.2)%

8.    Commitments and contingencies:

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at December 31, 2002 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2003	$4,673	$4,036
2004	4,472	3,938
2005	4,595	4,595
2006	4,641	4,641
2007	4,663	4,663
Thereafter	8,720	8,720

Total	$31,764	$30,593

Rent expense under all operating leases for 2000, 2001, and 2002 amounted to $2.3 million, $2.7 million and $4.2 million (net of sublease income of $2.1 million, $2.3 million and $1.4 million), respectively. Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

The Company has a $1.6 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s headquarters.

The Company has a $0.1 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s Paris office.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

In February 1999, the Company entered into an agreement for the sale and leaseback of certain of its computer equipment with a total commitment of $2.0 million, which is accounted for as a capital lease. The Company pledged as collateral certain computer equipment. At December 31, 2001 the total credit remaining available to the Company under the agreement was $0.3 million. This lease was paid in full during 2002 and the pledge of computer equipment was released by the vendor.

In December 1999, the Company entered into an agreement for the sale and leaseback of computer equipment with a total commitment of $0.9 million, which is accounted for as a capital lease. The Company pledged as collateral certain computer equipment. At December 31, 2000, the Company had drawn down the entire $0.9 million credit available under the terms of the agreement. This lease was paid in full during 2002 and the pledge of computer equipment was released by the vendor.

In November 2002, the Company entered into an agreement for the lease of telephone equipment. At December 31, 2002, the balance of the lease was $0.1 million.

No gain or loss was recognized on these transactions. Depreciation on properties sold and leased back has been reflected in accordance with the Company’s normal accounting practices.

Future minimum lease payments under capital leases at December 31, 2002 are as follows (in thousands):

2003	$71
2004	66

Total minimum lease payments	137
Less: Interest	(11)

Present value of net minimum lease payments	126
Less: current portion	$(63)

Capital lease obligation—long-term	$63

Indemnities

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.

Legal Proceedings

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of our new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended complaint containing substantially the same allegations as the prior two complaints. In November 2002, we filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003. We filed an answer to the amended complaint in January 2003. Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time.

JV Funding

Pursuant to the settlement agreement with BT for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

9.    Stockholders’ Equity:

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2002, no shares of preferred stock were issued or outstanding.

Warrants

In 1998, the Company issued a warrant to Cox Interactive Media to purchase 1,500,000 shares of common stock at an exercise price of $2.50 per share as part of a strategic alliance. The warrant is currently outstanding and expires in May 2003.

In 1998, the Company issued a warrant to purchase up to 480,000 shares of common stock at an exercise price of $0.41833 per share in connection with a financing agreement. The warrant is currently outstanding and expires in September 2003.

In 1999, the Company granted warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share to two individuals in connection with their employment. As of December 31, 2002, 87,181 of these warrants had been exercised. Of the remaining 32,819 warrants, 14,070 were vested and 18,749 were expired. The remaining vested warrants expire in June 2004.

In October 2000, the Company acquired Zeal Media and assumed warrants to purchase 21,188 shares of common stock at exercise prices ranging from $1.51—$9.04 per share in connection with the acquisition. As of December 31, 2002, 498 of these warrants had expired, leaving 20,690 warrants vested and outstanding. These warrants expire over a range of dates from January 2003 to September 2005. The fair value of the warrants was recorded as part of the purchase price of Zeal.

As of December 31, 2002, there were outstanding warrants to purchase 2,014,760 shares of common stock, as follows:

Date of grant	Number of warrants	Exercise price per share	Expires
May 1998	1,500,000	$2.50	May 2003
September 1998	480,000	$0.42	September 2003
June 1999	14,070	$1.25	June 2004
October 2000	20,690	$5.00 to 9.04	January 2003 to September 2005

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chess Depository Interests

On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol “LOK”. The Company completed the listing in order to enable investors that prefer to invest in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the listing of the CDIs. Each CDI is freely exchangeable into 0.05 shares of LookSmart common stock at the option of the holder

Stock-Based Compensation

In connection with the grant of certain stock options to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded stock compensation expense as follows (in thousands):

	2000	2001	2002
Amortization of deferred stock compensation	$3,445	$3,236	$1,837
Stock compensation related to variable options	—	—	539

Total stock-based compensation	$3,445	$3,236	$2,376

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 26,094,947 and 24,492,647 shares of common stock for issuance under the its stock option plans at December 31, 2001 and December 31, 2002, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

In February 2001, the Company offered an exchange of options to certain option holders under the Plan. The option holders were allowed to exchange their existing options for options with a lower exercise price of $2.50 per share and were required to surrender certain supplemental options granted in 2000 (the “Special Options”). The terms and conditions of the new options are the same as those under the Plan, except that the option term expires in December 2005 and the options are nonqualified. A total of 5,410,864 options, ranging in price from $4.5313–$68.4375 per share, were cancelled and reissued under this offer and are considered variable options. A total of 2,302,735 Special Options ranging in price from $6.1563–$43.00 were surrendered and cancelled without reissuance. Under the provisions of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25,” options that were granted within six months of these cancelled options must be accounted for as variable options (the “Variable Options”). A total of 767,430 Variable Options at exercise prices ranging from $0.68–$2.50 per share were granted within six months of this cancellation and therefore are also considered Variable Options. The effect of the Variable Options on the Company’s financial statements varies and depends upon the price of the Company’s common stock on the last trading day of each fiscal quarter.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, 18,338,790 options were outstanding and 6,153,857 shares remained available for grant under the Company’s plans. Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	11,486	$4.94
Granted	8,260	$18.87
Assumed	127	$3.65
Exercised	(2,911)	$0.95
Cancelled	(3,431)	$8.98

Balance at December 31, 2000	13,531	$13.26
Granted	15,612	$1.65
Exercised	(1,047)	$0.32
Cancelled	(12,262)	$14.73

Balance at December 31, 2001	15,834	$1.53
Granted	7,880	$1.75
Exercised	(2,414)	$1.13
Cancelled	(2,961)	$1.88

Balance at December 31, 2002	18,339	$1.60

The Company accounts for employee stock options under APB No. 25 and related interpretations. For 2000, 2001 and 2002, the Company recorded deferred compensation of $1.0 million, $0 and $0.4 respectively, for stock option grants related to the options assumed in the Zeal and WiseNut acquisitions.

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$0.0095–1.0700	5,778,696	8.90	$0.7905	1,679,809	$0.5953
1.1600–1.4375	4,939,261	8.51	$1.3428	2,364,691	$1.3586
1.4500–2.5000	6,561,405	6.20	$2.1740	2,782,430	$2.4263
2.5300–20.0000	1,058,928	8.99	$3.7021	209,474	$5.0037
30.8750–30.8750	500	6.73	$30.8570	406	$30.8750

$0.0095–30.8750	18,338,790	7.83	$1.6032	7,036,810	$1.7088

As of December 31, 2000 and 2001, there were 3,098,183 and 5,351,323 options exercisable, respectively.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan. At December 31, 2002, a total of 1,750,000 shares of common stock were reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. In January 2003, the Board of Directors authorized an additional

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

250,000 shares to be added to the Plan, bringing the total authorized shares to 2,000,000. As of December 31, 2002, 1,120,951 shares have been issued under the 1999 Purchase Plan and 629,049 shares remain available for purchase.

10.    Other Equity Items:

Other equity items consist of the following (in thousands):

	December 31,
	2001	2002
Warrants	$913	$913
Unearned Compensation	(1,803)	(345)
Unrealized gain /(loss) on securities	1	—
Translation adjustments	(309)	150

	$(1,198)	$718

11.    Net Loss Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Numerator—Basic and diluted:
Net income (loss)	$(62,590)	$(59,567)	$27,932
Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	89,111	91,815	96,874
Dilutive common equivalent shares:
Options	—	—	4,756
Warrants	—	—	377
Escrow Shares			1,190
Shares used to compute diluted EPS	89,111	91,815	103,197
Net income (loss) per share:
Basic	$(0.70)	$(0.65)	$0.29
Diluted	$(0.70)	$(0.65)	$0.27

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and warrants to purchase common and preferred shares are not included in the diluted loss per share calculations in 2000, 2001 and 2002 as their effect is antidilutive. The dilutive securities included potential common stock relating to stock options and warrants to purchase common shares and are as follows (in thousands):

	As of December 31,
	2000	2001	2002
Options	13,531	15,834	2,289
Warrants	2,011	2,015	463

Total dilutive shares	15,542	17,849	2,752

12.    Investments:

In May 2000 the Company contributed certain assets and liabilities related to its Choicemall property to QSound Labs, Inc. in exchange for 1,000,000 shares of common stock. The Company sold 375,000 shares during 2000 and 625,000 shares during 2001. In 2001, the Company recognized net losses of $0.4 million related to the sale of the investment. These losses are reflected in Other Expense, Net.

In December 1999, the Company acquired 14.5% of the outstanding voting stock of Dstore Pty Ltd (Dstore,) a privately held company, for $0.3 million. This transaction was accounted for as an investment using the cost method of accounting. In December 2000, Dstore was acquired by Harris Scarfe, a third party. In connection with this transaction, LookSmart recorded a realized loss of approximately $0.2 million. The Company wrote off the remaining $90,000 investment in 2001 when Harris Scarfe filed bankruptcy. This write-off is reflected in Other Expense, Net.

During 2000, LookSmart recognized a $0.6 million loss on its commercial paper (part of short-term investments) to reflect an other than temporary decline in the fair value. The loss was reflected in the other income (expense) section of the statement of operations.

13.    Asset Impairment and Restructuring Charges

The goodwill and software associated with Inside the Web and LookSmart Live! were determined to be impaired in the first quarter of 2001 when the Company decided to discontinue offering these services ($6.0 million). The Guthy-Renker goodwill impairment was related to a charge of $2.4 million in April 2001 when the Company renegotiated its agreement with Guthy-Renker Corporation. The remaining $3.0 million in goodwill related to the Guthy-Renker Internet acquisition was determined to be impaired in the fourth quarter of 2001 when the Company decided not to renew its agreement with Guthy-Renker. The revenues associated with Beseen declined during 2001, and the operations related to this acquisition were not expected to be profitable in the future. Accordingly, the Company determined that the BeSeen goodwill was impaired in the fourth quarter of 2001 ($1.0 million). In all the cases described above, the fair value of the goodwill was determined to be zero because the Company was terminating its activity related to these assets and expected no significant cashflows from these operations in the future. The prepaid advertising expenses written off in the first quarter of 2001 were determined to have no value due to the termination of the underlying long-term advertising contracts ($1.2 million).

Asset impairment and restructuring charges also includes $2.2 million in severance costs related to a workforce reduction of 172 employees, which occurred in January 2001. Of the 172 employees, 22 were from

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. All severance benefits were paid in 2001 and were classified as restructuring charges on the Statement of Operations.

14.    British Telecommunications Joint Venture:

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

The agreement establishing the joint venture required that both LookSmart and Transceptgate, Limited, an affiliate of BT, contribute up to $108.0 million in cash through June 2003. LookSmart’s funding to the joint venture was $12.7 million, $9.3 million and $1.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

In December 2002, the Company and BT dissolved the joint venture. In connection with the dissolution, the Company recorded a gain from extinguishment of its note to Transceptgate, Limited of $32.6 million. The gain from extinguishment resulted from the forgiveness of the Company’s note payable of $40.2 million to Transceptgate, Limited, offset by $3.5 million in cash paid and one million shares of the Company’s common stock, valued at $2.5 million given to Transceptgate, along with the return of $1.5 million in restricted cash to Transceptgate, Limited, and $0.1 million in accounting and legal fees associated with the transaction. In addition, at December 31, 2002, BT LookSmart recorded a restructuring charge of $2.8 million related to the dissolution of the joint venture, of which $2.3 million remained on the balance sheet of BT LookSmart at December 31, 2002.

The following presents unaudited summary financial information for BT LookSmart as of December 31, 2001 and 2002 (in thousands):

	As of December 31,
	2001	2002
Current assets	$8,984	$4,957
Non-current assets	2,326	1,527

Total assets	$11,310	$6,484

Total liabilities	8,416	8,003
Stockholders’ equity	2,894	(1,519)

Total liabilities and stockholders’ equity	$11,310	$6,484

The following presents unaudited summary financial information for BT LookSmart for the period from February 15, 2000 (inception) through December 31, 2000, the year ended December 31, 2001 and the year ended December 31, 2002:

	2000	2001	2002
Revenues	$3,154	$11,309	$12,910
Cost of revenues	259	9,360	6,700
Loss from continuing operations	(21,575)	(17,661)	(8,956)
Net loss	(21,889)	(19,124)	(8,965)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Supplemental Disclosure of Cash Flow Information (in thousands):

	Year Ended December 31,
	2000	2001	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$277	$21,265	$98

Income taxes	$302	$568	$106

Noncash investing and financing activities:
Issuance of stock for settlement of BT loan	$—	$—	$2,500
Issuance of stock for disposal of Futurecorp	—	—	41
Issuance of stock for acquisitions and technology license	16,202	—	7,854
Assets purchased under capital lease	—	—	131

16.    Related Party Transactions:

The Company receives licensing revenues from BT LookSmart for the licensing of LookSmart database content. Revenues from BT LookSmart were $0.9 million and $42,000 and $0.0, respectively, for the years ended December 31, 2000, 2001 and 2002. As of December 31, 2001 and 2002 the Company had a related party receivable of $0.4 million and $1.4 million, respectively, from BT LookSmart. At December 31, 2002, these receivables represents reimbursable distribution costs incurred for paid clicks provided by one of the Company’s distribution partners to BT LookSmart and have been classified on the balance sheet as “due from related party”.

In 2000 and 2001, the Company received $0.8 million and $0.4 million respectively from QSound Labs, Inc. for advertising sales. In the second quarter of 2001, the Company sold the remainder of its equity investment in QSound.

The Company had an ecommerce agreement with Guthy-Renker Corporation (“GRC”), one of the Company’s stockholders. The ecommerce agreement with GRC terminated pursuant to its terms on April 2, 2002. During 2002, the Company earned $1.0 million in revenue from GRC and paid $18,000 to GRC for marketing and administrative support. During 2000 and 2001, the Company earned $14.7 million and $10.0 million, respectively, in revenue from GRC. During 2000 and 2001, the Company paid GRC $8,000 and $0.1 million, respectively, for marketing and administrative support.

In April 2002, the Company loaned an executive officer of the Company $0.3 million. The loan is interest free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. In the event that the officer’s employment terminates during the four-year period, the outstanding unforgiven balance is due upon the next anniversary date of the loan. The amount being forgiven, plus imputed interest and payments to cover taxes are charged to operations ratably over the life of the loan and was $0.1 million in 2002.

In October 2001, the Company entered into a license agreement with Viator Ventures, Inc., a technology company wholly owned by an executive officer of the Company. In February 2002, the Company exercised its contractual option to make the license exclusive. As consideration for the exclusivity, the Company paid $0.4 million and issued 300,000 shares of the Company’s common stock valued at $0.7 million to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 15% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $1.1 million, $0.9 million and $0.9 million for 2000, 2001, and 2002, respectively.

18.    Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in 2002. Revenue included in the loss on disposal was $0.8 million, $2.1 million and $0.6 million in 2000, 2001 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was ($1.2) million, $2.1 million and $63,000, respectively. Loss from discontinued operations was $3.0 million in 2001 and $1.0 million in 2002.

19.    Subsequent Events:

Dissolution of Joint Venture—In the first quarter of 2003, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. As part of the dissolution and settlement, LookSmart received net assets of $1.3 million along with the ongoing operating and revenue generating relationships contained in these subsidiaries in exchange for a nominal consideration.

Grub Acquisition—In January 2003, Looksmart acquired intellectual property rights from Grub, Inc. and an individual for total consideration of $0.6 million and 217,000 shares of LookSmart common stock valued at $0.7 million.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

LOOKSMART, LTD. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2000:
Allowance for doubtful accounts	$610	$6,150	$2,565	$4,195
Deferred tax valuation allowance	29,066	20,794	—	49,860

Total	$29,676	$26,944	$2,565	$54,055

Year ended December 31, 2001:
Allowance for doubtful accounts	$4,195	$3,329	$4,415	$3,109
Deferred tax valuation allowance	49,860	24,644	—	74,504

Total	$54,055	$27,973	$4,415	$77,613

Year ended December 31, 2002:
Allowance for doubtful accounts	$3,109	$580	$727	$2,962
Deferred tax valuation allowance	74,504	—	13,045	61,459

Total	$77,613	$580	$13,772	$64,421

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2003 annual meeting of stockholders (the “2003 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item may be found in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item may be found in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, LookSmart carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LookSmart’s “disclosure controls and procedures” and “internal controls” pursuant to Item 307 of Regulation S-K. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation and effect on the information generated for use in this annual report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on the evaluation described above and subject to the discussion below, our CEO and CFO concluded that our controls and procedures are effective in timely alerting them to material information (including our consolidated subsidiaries) required to be included in this annual report. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within LookSmart have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Index to Financial Statement and Financial Statement Schedule

All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(b) Reports on Form 8-K

The Company filed current reports on Form 8-K on October 25, 2002 (third quarter financial results), December 6, 2002 (dissolution of joint venture and retirement of related debt) and January 30, 2003 (fourth quarter financial results).

(c) Exhibits.

See the exhibit list following the certifications of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 13, 2003:

LOOKSMART, LTD.

By:	/s/ DIANNE DUBOIS
Dianne Dubois, Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin Roberts and Jason Kellerman, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JASON KELLERMAN Jason Kellerman	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2003

/s/ DIANNE DUBOIS Dianne Dubois	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2003

/s/ EVAN THORNLEY Evan Thornley	Chairman of the Board	March 13, 2003

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 13, 2003

/s/ TERESA DIAL Teresa Dial	Director	March 13, 2003

/s/ TRACEY ELLERY Tracey Ellery	Director	March 13, 2003

/s/ MARK SANDERs Mark Sanders	Director	March 13, 2003

/s/ GREG SANTORA Greg Santora	Director	March 13, 2003

/s/ EDWARD WEST Edward West	Director	March 13, 2003

CERTIFICATIONS

I, Jason Kellerman, certify that:

1.	I have reviewed this annual report on Form 10-K of LookSmart, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ JASON KELLERMAN
Jason Kellerman Chief Executive Officer

I, Dianne Dubois, certify that:

1.	I have reviewed this annual report on Form 10-K of LookSmart, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ DIANNE DUBOIS
Dianne Dubois Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

21.1	List of Subsidiaries

Exhibit Number	Description of Document

23.1	Consent of Independent Accountants

24.1	Power of Attorney (please see the signature page of this report)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.