Form 10-Q
period 2003-03-31
LOOKSMART LTD
filed 2003-05-15
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of May 9, 2003, there were 103,080,319 shares of the registrant’s common stock outstanding.

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$54,524	$47,696
Short-term investments	162	3,568
Trade accounts receivable, net	15,834	15,852
Due from related party	1,894	1,438
Prepaid expenses	1,837	2,048
Other current assets	739	428

Total current assets	74,990	71,030
Property and equipment, net	9,707	9,404
Security deposits and other assets	4,760	5,086
Intangible assets, net	6,957	6,182
Goodwill	8,852	8,852

Total assets	$105,266	$100,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Long term debt, current portion	$1,305	$1,188
Trade accounts payable	3,509	3,333
Other accrued liabilities	20,063	18,429
Deferred revenue	6,835	7,798

Total current liabilities	31,712	30,748
Long term debt	1,042	983
Other long term liabilities	859	921

Total liabilities	33,613	32,652
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at March 31, 2003 and December 31, 2002; Issued and Outstanding: 102,079, and 101,421 at March 31, 2003 and December 31, 2002	101	100
Additional paid-in capital	251,721	249,244
Other equity	849	718
Accumulated deficit	(181,018)	(182,160)

Total stockholders’ equity	71,653	67,902

Total liabilities and stockholders’ equity	$105,266	$100,554

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Listings	$29,434	$16,341
Licensing	3,969	3,709

Total revenues	33,403	20,050
Cost of revenues	16,667	5,119

Gross profit	16,736	14,931

Operating expenses:
Sales and marketing	5,337	7,182
Product development	7,182	7,017
General and administrative	3,054	2,696

Total operating expenses	15,573	16,895

Income (loss) from operations	1,163	(1,964)
Non-operating income (expense):
Interest and other non-operating income (expense), net	148	(1,337)
Share of joint venture loss	(256)	(1,077)

Income (loss) from continuing operations before income taxes and extraordinary gain	1,055	(4,378)
Income tax expense	(116)	(14)

Income (loss) from continuing operations before extraordinary gain	939	(4,392)
Loss from discontinued operations	—	(972)

Income (loss) before extraordinary gain	939	(5,364)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	202	—

Net income (loss)	1,141	(5,364)
Other comprehensive income (loss):
Change in unrealized gain on securities during the period	293	1
Change in translation adjustment	68	201

Comprehensive income (loss)	$1,502	$(5,162)

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS), CONTINUED
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income (loss) per share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.05)
Loss from discontinued operations	—	(0.01)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	0.00	—

Net income (loss)	$0.01	$(0.06)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.05)
Loss from discontinued operations	—	(0.01)
Extraordinary gain from the purchase of BTLS Joint Venture entities, net of tax	0.00	—

Net income (loss)	$0.01	$(0.06)

Weighted average shares outstanding used in per share calculation—basic	100,374	93,408
Weighted average shares outstanding used in per share calculation—diluted	109,314	93,408

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,141	$(5,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of joint venture loss	261	1,077
Depreciation and amortization	1,872	1,820
Stock based compensation	969	2,900
(Gain) loss from sale of assets and other non-cash charges	(1)	215
Loss from discontinued operations	—	972
Extraordinary gain from the purchase of BTLS joint venture entities	(202)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	18	951
Prepaid expenses	211	247
Other assets	(158)	(445)
Trade accounts payable	176	(1,055)
Other accrued liabilities	1,657	1,496
Deferred revenue	(963)	(1,414)

Net cash provided by operating activities	4,981	1,400

Cash flows from investing activities:
Acquisition of assets of Grub, Inc.	(612)	—
Proceeds from sale of short-term investments	3,406	10,674
Funding to joint venture and subsidiaries	(500)	(266)
Restricted cash	—	310
Payments for property, equipment and capitalized software development	(1,503)	(521)
Proceeds from the sale of property and equipment	1	94

Net cash provided by investing activities	792	10,291

Cash flows from financing activities:
Repayment of notes	(428)	(454)
Proceeds from issuance of common stock	1,415	1,309

Net cash provided by financing activities	987	855

Effect of exchange rate changes on cash	68	201

Increase in cash and cash equivalents	6,828	12,747
Cash and cash equivalents, beginning of period	47,696	29,766

Cash and cash equivalents, end of period	$54,524	$42,513

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

          LookSmart, Ltd. (the Company) is a leading provider of Internet search solutions for portals, Internet service providers and media companies, as well as a leading provider of marketing products for advertisers who want to be included in relevant search results.

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

Reclassifications

          Certain prior year’s balances have been reclassified to conform to the current year’s presentation.

Concentration of Business Risk

          The Company derived approximately 64% and 33% of listings revenues in the three months ended March 31, 2003 and 2002, respectively, from its relationship with Microsoft. Either party may terminate the agreement with Microsoft for any reason on six months’ notice and the agreement expires on December 3, 2003.

          The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on December 3, 2003.

Stock-Based Compensation

          The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

          The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net income (loss) as reported	$1,141	$(5,364)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	969	2,900
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,401)	(6,419)

Pro forma net income (loss)	$(2,291)	$(8,883)

Basic net income (loss) per share
As reported	$0.01	$(0.06)
Pro forma	$(0.02)	$(0.10)
Diluted net income (loss) per share
As reported	$0.01	$(0.06)
Pro forma	$(0.02)	$(0.10)

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

Segment Information

          Starting on January 1, 2003, the Company has two operating segments: listings and licensing.  The Company exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as it no longer manages advertising as a separate product. With the exception of accounts receivable and deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, primarily the Chief Executive Officer and the Chief Financial Officer, of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments.

          International revenues from the Company’s foreign subsidiaries were less than 10% of total revenue in the three months ended March 31, 2003 and 2002 and were derived from its operations in Australia, Japan and the United Kingdom.

          As of March 31, 2003 and December 31, 2002, all of the Company’s accounts receivable, intangible assets and goodwill related to the listings segment.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

As of March 31, 2003 and December 31, 2002, deferred revenue by segments is as follows (in thousands):

	March 31, 2003	December 31, 2002

Listings	$4,469	$3,983
Licensing	2,366	3,815

Total	$6,835	$7,798

Recently Issued Accounting Pronouncements

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The adoption of SFAS No. 146 at the beginning of 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of adopting EITF No. 00-21 on its results of operations and financial position.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and believes it will not be necessary to include in the Company’s financial statements any assets, liabilities, or activities of BT LookSmart, Ltd., its joint venture with British Telecommunications. The Company will continue to evaluate the impact of FIN No. 46 on the consolidated financial statements and related disclosures.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

2.       Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any full fiscal year or for any future period.

          Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2002 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3.       Acquisition of Technology

          In January 2003, the Company acquired intellectual property rights from Grub, Inc. and an individual for total consideration of $1.3 million, consisting of $0.6 million cash payment, including $12,000 of direct costs and the commitment to issue 217,000 shares of LookSmart common stock valued at $0.7 million.

          The intellectual property rights are classified as intangible assets on the balance sheet and have an estimated useful life of three years.

4.       Goodwill and Intangible Assets

          The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2003	December 31, 2002

Goodwill	$11,546	$11,546
Less accumulated amortization	2,694	2,694

Goodwill	$8,852	$8,852

Intangible assets	$9,763	$8,474
Less accumulated amortization	2,806	2,292

Intangible assets, net	$6,957	$6,182

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

          Intangible asset amortization expense was $0.5 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively, and was included in cost of revenue and product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Amortization of Intangibles

2003	$1,352
2004	1,352
2005	1,352
2006	923
2007	923
Thereafter	1,154

5.       Commitments and Contingencies

Legal Proceedings

          In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints.  In November 2002, the Company filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003. The Company filed an answer to the amended complaint in January 2003.  Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time.

          From time to time the Company is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

Joint Venture Funding

          Pursuant to the settlement agreement with BT for the dissolution of the joint venture, the Company and BT are jointly liable for the costs incurred to close the operations of the joint venture. The Company does not expect to incur significant additional expenses to dissolve the joint venture.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

Indemnities

          In the normal course of business, the Company makes indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities to distribution partners in connection with the distribution of the Company’s listings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.

6.       Net Income (Loss) Per Share:

          In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Numerator—Basic and diluted:
Net income (loss)	$1,141	$(5,364)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	100,374	93,408
Dilutive common equivalent shares:
Options	7,210	—
Warrants	540	—
Escrow Shares	1,190	—

Shares used to compute diluted EPS	109,314	93,408

Net income (loss) per share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

          Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options and warrants as follows (in thousands):

	March 31, 2003	March 31, 2002

Options	496	1,329
Warrants	32	273

Total antidilutive shares	528	1,602

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

7.       Related Party Transactions:

          As of March 31, 2003 and December 31, 2002 the Company had related party receivables of $1.9 million and $1.4 million, respectively, from BT LookSmart. These receivables represent reimbursable distribution costs incurred for paid clicks provided by one of the Company’s distribution partners to BT LookSmart and have been classified on the balance sheet as “due from related party”.

          In April 2002, the Company loaned an executive officer of the Company $0.3 million. The loan is interest free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. In the event that the officer’s employment terminates during the four-year period, the outstanding unforgiven balance is due upon the next anniversary date of the loan. The amount being forgiven, plus imputed interest and payments to cover taxes are charged to operations ratably over the life of the loan and was $0.1 million for the three months ended March 31, 2003.

8.       Loss from Discontinued Operations

          In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in the three months ended March 31, 2002.  Revenue included in the loss on disposal was $0 and $0.6 million in the three months ended March 31, 2003 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was $0 and $63,000 in the three months ended March 31, 2003 and 2002, respectively. Loss from discontinued operations was $0 in 2003 and $1.0 million in 2002.

9.       Extraordinary Gain on Acquisition of Joint Venture Entities

          In the first quarter of 2003, the Company recognized an extraordinary gain, net of tax, of $0.2 million in connection with the dissolution of BT LookSmart and the assumption of its Japan and United Kingdom operations. This amount represents the fair value of net assets of the Japan and United Kingdom operating entities of BT LookSmart. The Company acquired these net assets on March 14, 2003 for nominal consideration. The results of these operating entities have been included in the Company’s consolidated financial statements as of March 1, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated cost of revenues, expenses and operating results, cost savings, product development efforts, general outlook of our business and industry, opportunities abroad, competitive position, stock compensation, adequate liquidity to fund our operations and meet our other cash requirements for the next 12 months and disclosure controls and procedures, are inherently uncertain as they are based on our expectations and assumptions concerning future events.  These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our continuing relationship with Microsoft, our ability to expand our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

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

          Revenue Recognition.    The Company generates revenues from listings and licensing. We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage avertising as a separate product. Revenues associated with listings products, including directory listings and affiliate commissions are generally recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied, and when no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months. This estimate is reviewed on an annual basis.

          Affiliate revenues are based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sale rather than a per-click basis.  Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network.

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

          Revenues associated with our licensing agreement with Microsoft are recognized in the period in which URLs are added to the database and the database is delivered to Microsoft, per the agreement, all performance obligations have been satisfied, and no refund obligations exist. Payments from Microsoft received in advance of delivery are recorded as deferred revenues. We recognize quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

          Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company provides a reserve for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments and sales adjustments in the event of product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

          Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

          As a result of the repricing of stock options, which primarily occurred in the first quarter of 2001, the Company will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for outstanding repriced stock options, depending on the market price of the Company’s common stock at the end of each quarter.

          Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation of intangible assets to conform to changes in management’s estimates of future performance.  Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually. The Company did not record a goodwill impairment charge in the first quarter of 2003. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance.

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

          Management judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize these costs in accordance with SOP 98-1.

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

          Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. The Company will record a reversal of its allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than the Company has anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy. Management judgment is required in the periodic review of whether a provision or reversal is warranted.

Results of Operations

Revenues

          Starting on January 1, 2003, LookSmart reports two operating segments: listings and licensing.  We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product.  For purposes of historical comparison, advertising and, in 2002, ecommerce are included in the listings segment on our statement of operations for the first quarter of 2003 and 2002.

          Listings.    We derive listings revenues from our LookListings suite of products, including Directory Listings, Affiliate Partner Commissions, Small Business Listings, Sponsored Listings and Index Listings and Advertising. Revenues from Directory Listings, Sponsored Listings, and Index Listings are primarily composed of per-click fees that we charge customers, and often also include one-time review fees or set-up fees when generating listings for customers and including them in our directories.  Revenues from Small Business Listings are primarily composed of per-click fees that we charge customers, and also include a one-time set-up fee for preparing listings and including them in our directories.

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

          Advertising revenues, which are now included in listings revenues, are typically derived from short-term agreements requiring the Company to deliver a minimum number of advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements.  Some advertising categories are priced at a premium, depending on the associated economic value, the location of the advertisement on the page and the size of the audience requesting the page.

          Listings revenues were $29.4 million for the three months ended March 31, 2003, representing an 80% increase over listings revenue of $16.3 million for the three months ended March 31, 2002. The growth is due to our sales and marketing efforts, which led to an increase in the number of customers and listings, and improved relevance of our search results, which improves user click-through rate. Listings revenue accounted for 88% of total revenues for the three months ended March 31, 2003, compared to 82% for the three months ended March 31, 2002.

          We believe listings revenues will continue to grow both in absolute dollars and as a proportion of our overall revenues as paid inclusion continues to be adopted by customers as an effective marketing tool. Our listings revenues depend on the number of queries delivered by our distribution partners. Changes in our distribution network may cause listings revenues to fluctuate over time.

          Paid clicks increased to 176.2 million for the three months ended March 31, 2003. This represents an increase of 150% compared to 70.4 million in the three months ended March 31, 2002. The Company expects paid clicks to increase as we grow our listings business.

          Listings revenue per click, the average cost per click to advertisers, decreased slightly to $0.17 per click for the three months ended March 31, 2003 from $0.18 per click for the three months ended March 31, 2002. This decrease was primarily the result of declining rates for graphical advertising clicks from the previous year and the introduction of LookListings Small Business product at $0.15 per click in April 2002. The Company expects revenue per click to remain relatively constant in the near term.

          We derived approximately 64% of our listings revenues in the three months ended March 31, 2003 and approximately 33% of our listings revenues in the three months ended March 31, 2002 from our relationship with Microsoft.  Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one.  The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to the addition of LookListings Small Business in Microsoft’s search results in the second quarter of 2002, the growing popularity of Microsoft’s MSN search service among Internet users and changes in Microsoft’s search service which resulted in more clicks on our search results.

          If we increase our distribution from other sources in future quarters, our percentage of listings revenues attributable to Microsoft will likely decline.  However, it is difficult to predict whether the percentage of our listings revenues attributable to Microsoft will increase or decrease in the future.  In the first quarter of 2003, Microsoft announced its intention to increase its investment in its search services. Microsoft may change the implementation of its search results, which could reduce the paid clicks and listings revenues we derive from our relationship with Microsoft. In any case, we are likely to remain significantly dependent upon Microsoft for listings revenues in 2003.  Either party may terminate our agreement with Microsoft for any reason on six months’ notice and the agreement expires on December 3, 2003.

          Licensing.    We license our database content to Microsoft and customize it for their use. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the terms of our licensing arrangement, and the timing of our delivery of URLs during each six-month period.

          Licensing revenue was $4.0 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002. The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on December 3, 2003.

Cost of Revenues

          Cost of revenues primarily consists of revenue-sharing payments to distribution partners, connectivity costs, sales operations personnel and amortization of certain intangible assets. In cases where there is no LookSmart branding or other direct sales or marketing effort associated with the generation of listings revenues, payments to distribution partners are reflected as cost of revenue. The cost of revenue associated with affiliate partner commissions consists of fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. Cost of revenues also consists of personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Payments to distribution partners for referral of customers to our LookListings Small Business program are reflected as sales and marketing expense because LookSmart branding is associated with the promotion of these products.

          Cost of revenues were $16.7 million for the three months ended March 31, 2003, representing an increase of 226% over cost of revenues of $5.1 million for the three months ended March 31, 2002. The increase was primarily attributable to the growth in revenue, higher contractual revenue sharing costs for the listings products due to the tiered structure of our revenue sharing agreements and the introduction of revenue sharing obligations on Small Business Listings clicks with our partners starting in the second quarter of 2002. Our distribution agreement with Microsoft is structured in tiers and provides that we share a greater proportion of our revenue with Microsoft as we receive more revenue, up to certain levels.

          Distribution costs as a percentage of revenue increased to 53% for the quarter ended March 31, 2003 from 34% for the three months ended March 31, 2002. This increase was attributable to the growth in revenue which results in higher contractual revenue sharing costs for the listings products due to the tiered structure of our revenue sharing agreements and revenue sharing obligations on Small Business Listings clicks with our partners which we did not have in the quarter ended March 31, 2003. We expect distribution costs as a percent of revenue to be approximately 53-55% in 2003, assuming no significant changes to our current distribution levels. If we enter into agreements with additional significant distribution partners, average distribution costs as a percentage of revenue may increase.

Operating Expenses

          For purposes of managing our resources, we do not track operating expenses by reportable segment, but treat these as shared overhead of our reportable segments.

          Sales and Marketing.   Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for the Company’s sales force, sales administration and customer service staff, payments to distribution partners for directing online users to LookSmart search results and referring Small Business customers when LookSmart branding is used, overhead, facilities, allocation of depreciation and the provision for and reversals of reserves for doubtful trade receivables.  Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,

	2003	2002

Amortization of deferred stock compensation	$23	$267
Stock compensation related to variable options	261	775
Bad debt provision (reversal)	(481)	580
Other sales and marketing expense	5,534	5,560

Total sales and marketing expense	$5,337	$7,182
As % of revenue	16%	36%

          Sales and marketing expenses for the three months ended March 31, 2003 declined compared to three months ended March 31, 2002 in actual dollars and as a percentage of revenue.

          Stock-based compensation decreased $0.8 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2003 as it becomes fully amortized. Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

          Bad debt provision (reversal) increased $1.1 million from the first quarter of 2002 to the first quarter of 2003. In the first quarter of 2003, the Company reversed $0.5 million of reserves for bad debts. The reversal was due to the improvement in the Company’s rate of collections and applying the improved collection rates to the Company’s accounts receivable balance as of March 31, 2003, net of cash collected subsequent to the end of the period.

          Other sales and marketing expenses remained relatively flat at $5.5 million in the three months ended March 31, 2003 compared to $5.6 million in the three months ended March 31, 2002. We expect sales and marketing expenses to increase slightly in 2003 as revenues increase.

          Product Development.    Product development costs include all costs related to development and engineering of new products and continued development of our search databases and customer account features. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,

	2003	2002

Amortization of deferred stock compensation	$49	$244
Stock compensation related to variable options	520	968
Other product development expense	6,613	5,805

Total product development expense	$7,182	$7,017
As % of revenue	22%	35%

          Product development expenses in absolute dollars remained relatively flat and declined as a percent of revenue in the three months ended March 31, 2003 compared to the first three months of 2002.

          Stock-based compensation expense decreased $0.6 million in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2003 as it becomes fully amortized. Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates.

          The increase in other product development expenses of $0.8 million was due to primarily to $0.6 million in additional salary and benefit expenses incurred as we continue to invest in our search product portfolio.

          We expect product development costs in absolute dollars to increase as we continue to develop new products for the distribution market and improve the size, scope and freshness of our search index and as we continue to invest in developing enhancements to our search algorithm, our editorial model and our paid inclusion platform. Where appropriate, we expect to capitalize these costs in accordance with SOP 98-1.

          General and Administrative.    General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, tax and accounting consulting and professional service fees. General and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,

	2003	2002

Amortization of deferred stock compensation	$5	$42
Stock compensation related to variable options	110	562
Other general and administrative expense	2,939	2,092

Total general and administrative expense	$3,054	$2,696
As % of revenue	9%	13%

          General and administrative expenses increased in absolute dollars and declined as a percent of revenue in the three months ended March 31, 2003 compared to the first three months of 2002.

          Stock-based compensation expense decreased $0.5 million in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2003 as it becomes fully amortized. Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates.

          Other general and administrative expense increased to $2.9 million in the three months ended March 31, 2003 compared to $2.1 million in the three months ended March 31, 2002, which was due primarily to an increase of $0.6 million additional consulting fees related to legal compliance, tax consulting and compliance with the Sarbanes-Oxley Act. General and administrative expenses may vary significantly over time, due to changes in amounts spent on litigation, tax consulting, and Sarbanes-Oxley and other regulatory compliance.

Non-Operating Expenses

          Interest and Other Non-Operating expenses, net. Interest and other non-operating expense declined to $0.1 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. This decrease was primarily the result of the settlement of the Company’s loan with Transceptgate, a subsidiary of BT in December 2002.

          Share of Joint Venture Loss.    Share of joint venture loss includes LookSmart’s 50% share of the loss of BT LookSmart. LookSmart recorded $0.1 million of expense for the three months ended March 31, 2003, compared to $1.1 million in expense recorded in the three months ended March 31, 2002. In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture.  The decrease in the loss was the result of this settlement and LookSmart does not expect significant gains or losses from the joint venture in the future.

Income Tax Expense

          The provision for income taxes was $0.1 million for the three months ended March 31, 2003 and $14,000 for the three months ended March 31, 2002.  Our effective tax rate was 4.6% for the three months ended March 31, 2003 and was due primarily to statutory tax rates associated with our Japan entity. The Company did not incur tax expense on 2002 U.S. net income due to loss carryforwards and tax credits. Income tax expense for the three months ended March 31, 2002 was primarily associated with our Australian operations.  The effective tax rate in the upcoming quarters and for the year ending December 31, 2003 may vary due to a variety of factors, including but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal.  Revenue included in the loss on disposal was $0 and $0.6 million in the three months ended March 31, 2003 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was $0 and $63,000 in the three months ended March 31, 2003 and 2002, respectively.

Extraordinary Gain on Acquisition of BT LookSmart Entities

          In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT took an equal equity interest in the joint venture, BT LookSmart, which provided localized directory services in Europe and Asia. We accounted for our investment in the joint venture using the equity method of accounting. Our share of the joint venture’s net loss is reported as non-operating income or expense.

          In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture.  LookSmart and BT are jointly liable for the estimated settlement costs of $2.3 million expected to be incurred during the dissolution of the joint venture. These estimated costs were recorded in the fourth quarter of 2002 by the joint venture.

          In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. LookSmart received net assets of $0.2 million along with the ongoing operating and revenue-generating relationships contained in these entities as part of the dissolution and settlement for nominal consideration. In connection with the acquisition of the joint venture entities, the Company recorded an extraordinary gain of $0.2 million, which represents the fair value of net assets we recorded in excess of the consideration paid upon the acquisition.

Liquidity and Capital Resources

          The Company invests cash pending use in investment grade debt and equity instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of March 31, 2003, the Company had $54.7 million of unrestricted cash, cash equivalents and short-term investments.

          Operating activities provided $5.0 million of cash in the three months ended March 31, 2003 compared to $1.4 million in the three months ended March 31, 2002. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the three months ended March 31, 2003 compared to the same period in 2002, reduced employee-related expenses and continuing cost management.

          Net cash provided by investing activities was $0.8 million in the three months ended March 31, 2003, compared to $10.3 million in the three months ended March 31, 2002. Investment activity in each of the periods consisted of purchases and sales of investments, purchases of fixed assets and funding of the BT LookSmart. In the three months ended March 31, 2003 and 2002, securities classified as short-term matured and were converted to cash and cash equivalents in the amount of $3.4 million and $10.7 million, respectively.  We expect to invest a total of approximately $6 to $7 million in capital expenditures in 2003.

          Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2003, compared to $0.9 million in the three months ended March 31, 2002. The cash provided by financing activities in both periods was due primarily to proceeds received from the issuance of common stock in connection with employee stock option exercises.

          We believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for the next 12 months. If operations do not perform as expected management may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

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

          Note Obligations —We have entered into note agreements to finance an insurance policy and to finance tenant improvements.

          Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At March 31, 2003, outstanding letters of credit related to security of building leases and the repayment of a loan to finance insurance premiums and totaled $3.2 million.

          As of March 31, 2003, future payments related to contractual obligations and commercial commitments are as follows:

	March 31, 2003

	Payments Due by Period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years

Contractual Obligations
Operating leases	$31,087	$4,589	$9,150	$9,372
Capital leases	119	71	48	—
Other Commercial Commitments:
Note obligations	1,165	759	143	143
Deferred rent	(1,334)	66	(223)	(555)

Recently Issued Accounting Pronouncements

          See Note 1 in the Notes to Condensed Consolidated Financial Statements.

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

We recently achieved profitability and may not be able to maintain profitability in future quarters

          We reached profitability for the first time in the fourth quarter of 2002.  Prior to that time, we incurred net losses in every quarter since inception, including net losses of approximately $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of March 31, 2003, we had an accumulated deficit of approximately $181.0 million. We may be unable to maintain profitability in future quarters, depending on our ability to contain expenses, grow revenues and maintain and expand our distribution network. We expect to spend significant amounts to:

•	maintain and expand our network of distribution partners and make revenue sharing payments to our distribution partners,

•	continue to develop and expand our databases of Internet listings, both in the U.S. and abroad,

•	develop new listings products and enhance our search services,

•	develop our international business, particularly in the United Kingdom, Australia and Japan, and

•	acquire complementary technologies and businesses.

Because of the foregoing factors, and others outlined in this report, we may be unable to maintain profitability on a quarterly or annual basis.

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

          Microsoft accounted for approximately 73% of our paid clicks and 64% of our listings revenues in the first quarter of 2003. It is difficult to predict whether the percentage of our listings revenues attributable to Microsoft will increase or decrease in the future. In the first quarter of 2003, Microsoft announced its intention to increase its investment in its search services. Microsoft may change the implementation of its search results, which could reduce the paid clicks and listings revenues we derive from our relationship with Microsoft. In any case, we are likely to remain significantly dependent upon Microsoft for listings revenues in 2003. Either party may terminate the agreement for any reason on six months’ notice and the agreement expires on December 3, 2003. If the distribution portion of the agreement is terminated or is not renewed on terms similar to those in the existing agreement, then our paid clicks and listings revenues would decline significantly and our results of operations would suffer.

          Revenues from the licensing portion of our agreement with Microsoft accounted for all of our licensing revenues in the first quarter of 2003. If the licensing portion of the agreement is terminated or is not renewed on terms similar to those in the existing agreement, then our licensing revenues and results of operations would decline significantly.

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

Our growth prospects depend on the success of our listings business

          To increase our revenues and maintain profitability, we will need to continue expanding our listings business. Listings accounted for $29.4 million or 88% of our revenues in the first quarter of 2003.

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

We may face liability for claims related to our listings business, and these claims may be costly to resolve

          We offer listings services and make listings information available to users of our search services, both on our web site and our distribution partners’ web sites. Although we do not believe that the services we offer or the listings in our database violate any rights of others, we cannot assure you that others will not assert claims against us in the future or that these claims will not be successful. We have been subject to purported class action lawsuits in connection with our listings services, and we or our distribution partners could be subject to other claims for defamation, invasion of privacy, trademark infringement, product liability, breach of contract, unfair advertising, unfair competition or other theories based on our listings and services. In addition, we are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our listings or services infringe on the rights of others. Regardless of whether such claims result in liability to us or our distribution partners, we could incur significant costs and diversion of management time in investigating and defending against them. Our insurance may not adequately cover claims of this type, if at all.

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

          We compete with companies that provide pay-for-placement products, paid inclusion products, and other forms of search marketing, including About.com’s Sprinks, AOL Time Warner, Ask Jeeves, FindWhat, Google, Inktomi, Microsoft’s MSN, Terra Lycos and Yahoo. In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have greater capital or technical resources, larger distribution networks or proprietary user bases, longer operating histories and greater brand recognition than we have.

          The search industry has recently experienced rapid consolidation, particularly with the announcement of proposed acquisitions of companies offering algorithmic search indices and paid inclusion programs. In March 2003, Yahoo! acquired Inktomi, which offers a paid inclusion program for its algorithmic search index. In April 2003, Overture Services acquired AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. Industry consolidation may result in larger competitors with a greater focus on paid inclusion products. If these industry trends continue, or if we are unable to compete in the paid inclusion industry, our financial results may suffer.

Some of our customers represent credit risks

          We derive a significant portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of March 31, 2003 was $2.8 million or 15% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

•

the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•

the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of April 30, 2003, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 17.6 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart

          In the fourth quarter of 2002, we and BT agreed to close our joint venture, BT LookSmart. We are still in the process of dissolving the joint venture and may incur unforeseen expenses in connection with the dissolution.  Also, we have assumed the operations of BT LookSmart in the United Kingdom and Japan and we may incur costs in excess of the amounts we forecasted in connection with the operation of those businesses.

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

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information which could decrease our advertising revenues or increase our costs

          Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet users may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of March 31, 2003 or 2002. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

          Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues for the three months ended March 31, 2003 and were derived from our Australian, United Kingdom and Japanese operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 2003 and 2002 was not material.

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

          The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

          Based on the evaluation described above and subject to the discussion below, our CEO and CFO concluded that our controls and procedures are effective in timely alerting them to material information (including our consolidated subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

          In January 2003, in connection with the acquisition of substantially all of the assets of Grub, Inc., LookSmart issued or reserved for issuance an aggregate of 217,000 shares of common stock.  There were no underwriters employed in connection with the transaction.  The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  The recipients acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificates or other instruments issued in the transaction.  All recipients either received adequate information about LookSmart or had access to such information.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)          Exhibits

          Please see the exhibit list following the certifications of this report.

          (b)          Form 8-K

          The Company filed Current Reports on Form 8-K on January 30, 2003 (fourth quarter 2002 financial results), and May 5, 2003 (first quarter 2003 financial results).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	LOOKSMART, LTD.

	By:	/s/ DIANNE DUBOIS

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

Date: May 15, 2003	/s/ JASON KELLERMAN

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

Date: May 15, 2003	/s/ DIANNE DUBOIS

Dianne Dubois Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31 (8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

10.32	Letter agreement between the Registrant and Peter Adams dated September 17, 2001

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.