Form 10-K/A
period 2002-12-31
LOOKSMART LTD
filed 2003-08-05
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Form 10-K for the year ended December 31, 2002 was originally filed on March 14, 2003. This 10-K/A is being filed to give effect to the revision of (1) the Business description included in Part I, Item 1, (2) our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, (3) our Consolidated Statement of Operations and Notes 1-2 to our financial statements included in Part II, Item 8, and (4) our exhibit list included in Part IV, Item 15.

Except for the items listed above, no information included in the original 10-K is amended by this Form 10-K/A. This Form 10-K/A speaks only as of the date the 10-K was originally filed and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-K to give effect to subsequent events.

For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, we urge you to carefully review and consider the various disclosures made by us in our recent reports filed with the Securities and Exchange Commission, including recent Current Reports on Form 8-K, our Quarterly Report on Form 10-Q for the second quarter of 2003, and our other future filings with the SEC.

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

We distribute our search results across a distribution network by partnering with leading Internet portals (primarily Microsoft’s MSN), Internet service providers (ISPs), search engines and media companies. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

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

We derive a significant amount of our revenues from Microsoft, and if Microsoft terminates its contract with us, our business could be harmed

Microsoft accounted for approximately 66% of our paid clicks and 58% of our listings revenues in 2002. It is difficult to predict whether the percentage of our listings revenues attributable to Microsoft will increase or decrease in the future. In any case, we are likely to remain significantly dependent upon Microsoft for listings revenues in 2003. The agreement expires on December 3, 2003. If the agreement is not renewed on terms similar to those in the existing agreement, then our paid clicks and listings revenues would decline significantly and our results of operations would suffer.

In the first quarter of 2003, Microsoft announced its intention to increase its investment in its search services. Microsoft has from time to time expressed interest in changing the implementation of search results on MSN and such changes may reduce the number of queries and paid clicks we derive from our distribution agreement with Microsoft. For example, in July 2003 Microsoft implemented a change to its search results in the United Kingdom, which will likely reduce the number of paid clicks we receive in that geographic market. If Microsoft decides to expand these changes or make similar changes in other geographic markets, the paid clicks and listings revenues we derive from our relationship with Microsoft could decline significantly. Microsoft has tested in the past, and is likely to continue testing in the future, alternative implementations of its search services in the United States market, and we cannot be certain what impact these changes may have on our operating results.

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

	Year Ended
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$8,785	$48,865	$111,868	$82,959	$96,028
Gross profit	7,199	41,947	94,390	63,176	58,643
Total operating expenses	19,097	109,065	140,379	102,115	54,186
Income (loss) from continuing operations **	(12,858)	(64,663)	(60,879)	(56,594)	28,904
Loss from discontinued operations	—	—	(1,711)	(2,973)	(972)
Net income (loss)	(12,858)	(64,663)	(62,590)	(59,567)	27,932

Net income (loss) per share—basic
Income (loss) from continuing operations	$(0.68)	$(1.42)	$(0.68)	$(0.62)	$0.30
Loss from discontinued operations	—	—	(0.02)	(0.03)	(0.01)
Net income (loss)	(0.68)	(1.42)	(0.70)	(0.65)	0.29

Net income (loss) per share—diluted
Income (loss) from operations	$(0.68)	$(1.42)	$(0.68)	$(0.62)	$0.28
Loss from discontinued operations	—	—	(0.02)	(0.03)	(0.01)
Net income (loss)	$(0.68)	$(1.42)	$(0.70)	$(0.65)	$0.27

Shares used in per share calculation—basic	18,790	45,518	89,111	91,815	96,874
Shares used in per share calculation—diluted	18,790	45,518	89,111	91,815	103,197

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Balance Sheet Data:
Working capital (deficit)	$(6,507)	$82,688	$87,630	$34,679	$40,282
Total assets	14,090	161,519	182,396	86,102	100,554
Long-term debt and capital lease obligations, net of current portion	1,500	1,423	51,214	35,777	1,904
Total stockholders’ equity (deficit)	$(1,261)	$119,552	$79,222	$23,644	$67,902

**	Income (loss) from continuing operations includes one-time items of $15.8 million in asset impairment and restructuring charges in 2001 and $32.6 million in gain from extinguishment of debt in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and Cost of Revenues

Starting on January 1, 2003, LookSmart has two operating segments: listings and licensing. We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product. As a result, starting in the first quarter of 2003, listings revenue will include revenue from all paid clicks, regardless of whether they came from listings or graphical advertisements.

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

Our listings revenues also include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Starting in the first quarter of 2003, listings revenues will also include paid clicks on graphical advertisements, which were formerly reported in the advertising segment.

We believe listings revenues will continue to grow both in absolute dollars and as a proportion of our overall revenues as search marketing continues to be adopted by customers as an effective marketing tool. Our listings revenues depend on the number of clicks delivered by our distribution partners, primarily Microsoft’s MSN. Changes in the network may cause listings revenues to fluctuate over time.

In the first quarter of 2003, Microsoft announced its intention to increase its investment in its search services. Microsoft has from time to time expressed interest in changing the implementation of search results on MSN and such changes may reduce the number of queries and paid clicks we derive from our distribution agreement with Microsoft. For example, in July 2003 Microsoft implemented a change to its search results in the United Kingdom, which will likely reduce the number of paid clicks we receive in that geographic market. If Microsoft decides to expand these changes or make similar changes in other geographic markets, the paid clicks and listing revenues we derive from our relationship with Microsoft could decline significantly. Microsoft has tested in the past, and is likely to continue testing in the future, alternative implementations of its search services in the United States market, and we cannot be certain what impact these changes may have on our operating results.

Cost of listings revenue primarily consists of revenue-sharing payments to distribution partners (primarily Microsoft), connectivity costs and amortization of certain intangible assets. In cases where there is no LookSmart branding or other direct sales or marketing effort associated with the generation of listings revenues, payments to distribution partners are reflected as cost of listings revenue. In contrast, payments to distribution partners for referral of customers to our LookListings small business program are reflected as sales and marketing expense because LookSmart branding is associated with the promotion of these products. The cost of listings revenue associated with affiliate partner commissions consists of fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. We expect payments to our distribution partners to increase in absolute dollars as our listings revenue increases but the percentage to remain relatively constant in 2003.

Licensing. We license our database content to Microsoft and customize it for its use. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the terms of our licensing arrangement, which requires the review and inclusion in our directory of an agreed number of URL’s during each six-month period.

Advertising. Advertising revenues, which are included in listings revenues, are typically derived from short-term agreements requiring the Company to deliver a minimum number of advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements. Some advertising categories are priced at a premium, depending on the associated economic value, the location of the advertisement on the page and the size of the audience requesting the page.

Cost of advertising revenues primarily consists of personnel costs of our in-house advertising employees, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Our cost of advertising revenues is generally fixed in the short term and does not necessarily track short-term fluctuations in advertising revenues.

We expect advertising revenue to remain less than 1% of total revenue and to continue to be a non-core part of our business. Because advertising revenues and cost of revenues has become a minor portion of our overall revenues, and we no longer manage advertising as a separate product, we ceased reporting advertising revenues and cost of revenues as a separate line item on our statement of operations.

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

Advertising revenues, which are included in listings revenues, are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions.” An impression is an appearance of an advertisement in pages viewed by users of the Company’s or its partners’ online properties.

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

2002 Compared to 2001

Revenues

The Company’s revenues were as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Listings revenue	10,261	35,714	74,659
Advertising revenue	63,927	22,854	6,097
Ecommerce revenue	18,062	9,523	573

Total listings revenue	92,250	68,091	81,329
Licensing revenue	19,618	14,868	14,699

Total revenue	111,868	82,959	96,028

Paid clicks, which included 25.6 million advertising clicks and 411.5 million listings clicks, increased to 437.1 million in 2002. This represents an increase of 109% compared to 208.8 million in 2001, which include 77.5 million advertising clicks and 131.3 million listings clicks. The Company expects continued increases in paid clicks as we grow our listings business. Starting in the first quarter of 2003, we will no longer report advertising revenues as a separate segment, and paid clicks on graphical advertisements will be included in listings revenues.

Revenue per click, the average cost per click to advertisers, decreased from $0.21 per click in 2001 to $0.17 per click in 2002. This decrease was primarily the result of declining rates for our directory listings. The Company expects revenue per click to remain relatively constant in the future as this product matures.

Listings. Listings revenues were $74.7 million in 2002, representing a 109% increase over revenue of $35.7 million in 2001. The growth is due primarily to a 694% increase in the number of paid listings included in our database. Listings revenue accounted for 78% of total revenues in 2002, compared to 43% in 2001. We expect listings revenue as a percent of total revenue to continue to increase slightly. In the fourth quarter of 2002 and 2001, the Company benefited from higher than average revenue growth. The increase was due primarily to a seasonal increase in clicks from the Company’s retail and travel customers.

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

Advertising. Advertising revenues, which are included in listings revenues, were $6.1 million in 2002, representing a decrease of 73% from revenue of $22.9 million in 2001. The decrease was the result of the Company’s de-emphasis of this segment of our business, caused by the downturn in the online advertising market. We experienced a 48% decrease in advertising customers and a 20% decrease in average revenue per click related to our advertising business from the year ended December 31, 2001 to the year ended December 31, 2002. We expect advertising revenue to remain less than 1% of total revenue and to continue to be a non-core part of our business. Because advertising revenues and cost of revenues has become a minor portion of our overall revenues, and we no longer manage advertising as a separate product, we ceased reporting advertising revenues and cost of revenues as a separate line item on our statement of operations.

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

Cost of Revenues

The Company’s cost of revenues were as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Listings cost of revenue	1,268	8,869	31,723
Advertising cost of revenue	5,368	5,115	5,598
Ecommerce cost of revenue	10,842	5,799	64

Total listings cost of revenue	17,478	19,783	37,385

Distribution costs as a percentage of revenue, which includes costs for both advertising and listing distribution, remained constant at 39% in both 2001 and 2002. Distribution costs in the fourth quarter of 2002 were 53%. We expect distribution costs as a percent of revenue to increase gradually as our listings revenues increase and higher contractual revenue sharing obligations with Mircosoft apply. We expect further increases if we enter into agreements with additional significant distribution partners.

Listings. Listings costs of revenues were $31.7 million in 2002, representing an increase of 258% over costs of revenue of $8.9 million in 2001. This increase is primarily due to $20.4 million of partner distribution costs for the listings products due to increased listings revenue. Our distribution agreements are structured in tiers, in which we share more revenue with our distribution partners as we deliver more revenue, up to certain levels.

Advertising. Advertising costs of revenue, which are included in listings cost of revenues was $5.6 million in 2002, compared to $5.1 million in 2001. Because most of our costs of advertising revenues are fixed in the short term, they are not expected to follow declines in advertising revenue.

Ecommerce. The Company exited the ecommerce business in April of 2002. This resulted in a significant decrease in ecommerce costs of revenue to $64,000 in 2002 compared to $5.8 million in 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$1,652	$833	(50)%
Stock compensation related to variable options	—	170	100%
Other sales and marketing expense	39,170	19,783	(49)%

Total sales and marketing expense	$40,822	$20,786	(49)%
As % of revenue	49%	22%

The decline in 2002 expenses compared to 2001 expenses and expenses as a percentage of revenue, resulted primarily from a reduction of $13.1 million due to the termination of unprofitable advertising distribution agreements, and a reduction in corporate marketing and branding-related expenses of $4.5 million. We expect that sales and marketing headcount related expenses to increase as revenues increase. The stock compensation expense/benefit incurred in connection with variable accounting for repriced stock options will continue to fluctuate as the market price of the Company’s stock increases or decreases.

Product Development. Product development expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$1,170	$901	(23)%
Stock compensation related to variable options	—	232	100%
Other product development expense	28,954	22,006	(24)%

Total product development expense	$30,124	$23,139	(23)%
As % of revenue	36%	24%

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

General and Administrative. General and administrative expenses changed as follows from 2001 to 2002 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2001	2002
Amortization of deferred stock compensation	$414	$103	(75)%
Stock compensation related to variable options	—	142	100%
Other general and administrative expense	10,285	10,016	(3)%

Total general and administrative expense	$10,699	$10,261	(4)%
As % of revenue	13%	11%

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

Advertising. Advertising revenue, which is included in listings revenue, was $22.9 million for the year ended December 31, 2001, representing a 64% decrease over revenue of $63.9 million for 2000. The decrease in advertising revenues was attributable to the downturn in the online advertising market and reduced demand and prices for these products.

Licensing. Licensing revenue was $14.9 million for the year ended December 31, 2001, representing a 24% decrease from revenue of $19.6 million for 2000. The decrease in licensing revenue is attributable primarily to an unusually high number of expedited links ordered by Microsoft in 2000 in support of a major re-launch and marketing campaign of its portals which resulted in $1.4 million of additional licensing revenue in 2000. In 2001, the Microsoft activity returned to its normal levels. The decline was also caused by a 3% decline in the delivery of URLs under our agreement with Microsoft which resulted in a decrease of $1.8 million in licensing revenue for the year ended December 31, 2001.

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

In 2000 and 2001, listings cost of revenue was comprised solely of payments to our distribution partners. Of these partners, our agreement with Microsoft is the most significant arrangement pursuant to which the costs increase as revenue increases. Due to the low level of listings revenue in 2000, the Company’s distribution payments to Microsoft were in the lowest tier of the Microsoft agreement. The payment to Microsoft accounted for $0.9 million of the listings cost of revenue in 2000.

In 2001, due to the 248% increase in listings revenue, at the end of the year, the Company’s payments were in a higher tier of the Microsoft agreement. This significantly increased our payment to Microsoft, which accounted for $3.0 million of the listings cost of revenue in 2001 and was an increase of 329% from 2000.

Advertising. Advertising cost of revenues, which are included in listings cost of revenues, was $5.1 million for the year ended December 31, 2001, representing a 5% decrease over cost of revenue of $5.4 million for 2000. The decrease in advertising cost of revenues was primarily attributable to the decline in the commission expense associated with the resale of advertising contracts that existed in 2000, partially offset by an increase in the costs of our in-house advertising employees and related expenses in the first half of 2001.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$1,453	$1,652	14%
Other sales and marketing expense	84,030	39,170	(53)%

Total sales and marketing expense	$85,483	$40,822	(52)%
As % of revenue	76%	49%

The decline in annual expense as well as expense as a percentage of revenues resulted from an overall decrease in distribution costs, the termination of distribution agreements, a reduction in employee related expenses resulting from the January 2001 restructuring, and a reduction in corporate marketing and branding related spending

Product Development. Product development expenses changed as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$958	$1,170	22%
Other product development expense	35,220	28,954	(18)%

Total product development expense	$36,178	$30,124	(17)%
As % of revenue	32%	36%

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

General and Administrative. General and administrative expenses changed as follows from 2000 to 2001 (dollar figures are in thousands):

	Year Ended December 31,		% change
	2000	2001
Amortization of deferred stock compensation	$1,034	$414	(60)%
Other general and administrative expense	11,273	10,285	(9)%

Total general and administrative expense	$12,307	$10,699	(13)%
As % of revenue	11%	13%

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

Asset Impairment and Restructuring Charges. In January 2001, LookSmart announced a restructuring of its management and operations. The costs associated with these activities resulted in a one-time charge of $9.4 million. This included charges related to the exit from non-core businesses, such as Inside The Web and LookSmart Live! (write-off of $6.0 million in goodwill and capitalized development costs), the termination of certain marketing contracts (write-off of $1.2 million in prepaid advertising), and a reduction in staff of 172 employees ($2.2 million in severance and related employee payments). . Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. In April 2001, the Company recognized an impairment charge of $2.4 million related to goodwill from the 1999 Guthy-Renker Internet asset purchase. In December 2001, LookSmart recognized goodwill impairment charges totaling $4.0 million due to the decision to exit certain non-core businesses. The charges consisted of write-offs of goodwill from the BeSeen.com acquisition ($1.0 million) and the remaining goodwill from the Guthy-Renker purchase ($3.0 million). Asset impairment and restructuring charges were $15.8 million in 2001. LookSmart incurred no asset impairment and restructuring charges in 2000.

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

	Three Months Ended
	Mar 31, 2001	June 30, 2001	Sept 30, 2001	Dec. 31, 2001	Mar 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
Revenues:
Listings	$6,422	$8,089	$9,140	$12,063	$13,426	15,230	18,747	27,256
Advertising	8,515	6,830	4,501	3,008	2,573	1,708	1,384	432
Licensing	5,125	2,924	3,421	3,398	3,709	3,791	3,635	3,564
Ecommerce	7,971	525	499	528	342	231	—	—

Total revenues	28,033	18,368	17,561	18,997	20,050	20,960	23,766	31,252
Cost of revenues:
Listings	1,246	1,971	2,321	3,331	3,682	6,567	8,406	13,068
Advertising	1,343	1,341	1,250	1,181	1,374	1,349	1,527	1,348
Ecommerce	5,009	329	221	240	63	1	—	—

Total cost of revenues	7,598	3,641	3,792	4,752	5,119	7,917	9,933	14,416

Gross profit	20,435	14,727	13,769	14,245	14,931	13,043	13,833	16,836
Operating expenses:
Sales and marketing	17,268	9,513	7,723	6,318	7,182	4,254	4,364	4,986
Product development	9,105	7,097	8,081	5,841	7,017	5,163	5,108	5,851
General and administrative	3,157	2,849	2,825	1,868	2,696	2,294	2,794	2,477
Amortization of goodwill	1,843	1,358	524	905	—	—	—	—
Asset impairment and restructuring charges	9,434	2,357	—	4,049	—	—	—	—

Total operating expenses	40,807	23,174	19,153	18,981	16,895	11,711	12,266	13,314

Income (loss) from operations	(20,372)	(8,447)	(5,384)	(4,736)	(1,964)	1,332	1,567	3,522
Non-operating income (expense), net	(3,891)	(5,001)	(4,655)	(3,974)	(2,414)	(2,128)	(2,035)	30,944

Income (loss) before income taxes	(24,263)	(13,448)	(10,039)	(8,710)	(4,378)	(796)	(468)	34,466
Income tax benefit (expense)	(32)	(44)	21	(79)	(14)	(10)	1	103

Income (loss) from continuing operations	(24,295)	(13,492)	(10,018)	(8,789)	(4,392)	(806)	(467)	34,569
Loss from discontinued operations	(262)	(253)	(163)	(2,295)	(972)	—	—	—
Net Income (loss)	$(24,557)	$(13,745)	$(10,181)	$(11,084)	$(5,364)	$(806)	$(467)	$34,569

Basic net income (loss) per share	$(0.27)	$(0.15)	$(0.11)	$(0.12)	$(0.06)	$(0.01)	$(0.00)	$0.36
Diluted net income (loss) per share	$(0.27)	$(0.15)	$(0.11)	$(0.12)	$(0.06)	$(0.01)	$(0.00)	$0.34

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

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS)

(In Thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Listings	$92,250	$68,091	$81,329
Licensing	19,618	14,868	14,699

Total revenues	111,868	82,959	96,028

Total listings cost of revenues	17,478	19,783	37,385

Gross profit	94,390	63,176	58,643
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,453, $1,652 and $1,003 in 2000, 2001 and 2002, respectively)	85,483	40,822	20,786
Product development (includes stock-based compensation of $958, $1,170 and $1,133 in 2000, 2001 and 2002, respectively)	36,178	30,124	23,139
General and administrative (includes-stock based compensation of $1,034, $414 and $245 in 2000, 2001 and 2002, respectively)	12,307	10,699	10,261
Amortization of goodwill	6,411	4,630	—
Asset impairment and restructuring charges	—	15,840	—

Total operating expenses	140,379	102,115	54,186

Income (loss) from operations	(45,989)	(38,939)	4,457
Non-operating income (expense):
Other expense, net	(1,803)	(154)	(461)
Interest income	7,149	3,490	915
Interest expense	(9,129)	(11,295)	(4,938)
Gain from extinguishment of debt	—	—	32,558
Share of joint venture loss	(10,944)	(9,562)	(3,707)

Income (loss) from continuing operations before income taxes	(60,716)	(56,460)	28,824
Income tax benefit (expense)	(163)	(134)	80

Income (loss) from continuing operations	(60,879)	(56,594)	28,904
Loss from discontinued operations	(1,711)	(2,973)	(972)

Net income (loss)	(62,590)	(59,567)	27,932

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities during the period	(255)	334	(1)
Change in translation adjustment	(185)	(145)	458

Comprehensive income (loss)	$(63,030)	$(59,378)	$28,389

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS)

(In Thousands, except per share data)

(continued)

	Year Ended December 31,
	2000	2001	2002
Net income (loss) per common share:

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(0.62)	$0.30
Loss from discontinued operations	(0.02)	(0.03)	(0.01)

Net income (loss)	(0.70)	(0.65)	0.29

Diluted net income (loss) per share:
Income (loss) from continuing operations	(0.68)	(0.62)	0.28
Loss from discontinued operations	(0.02)	(0.03)	(0.01)

Net income (loss)	$(0.70)	$(0.65)	$0.27

Weighted average shares outstanding used in per share calculation—basic	89,111	91,815	96,874
Weighted average shares outstanding used in per share calculation—diluted	89,111	91,815	103,197

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1999	86,267	$86	$211,305	$(3,904)	$(87,935)	$119,552
Common stock issued upon exercise of stock options	2,911	3	2,737	—	—	2,740
Common stock issued for acquisitions	636	1	18,309	—	—	18,310
Common stock issued upon exercise of warrants	1,414	1	1,822	(1,822)	—	1
Common stock issued for employee stock purchase plan	341	1	1,953	—	—	1,954
Unearned compensation—Zeal acquisition	—	—	—	(3,764)	—	(3,764)
Stock-based compensation	—	—	(1,744)	5,046	—	3,302
Stock options issued to non-employees	—	—	157	—	—	157
Unrealized loss on securities	—	—	—	(255)	—	(255)
Translation adjustment	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(62,590)	(62,590)

Balance at December 31, 2000	91,569	92	234,539	(4,884)	(150,525)	79,222
Common stock issued upon exercise of stock options	1,047	1	331	—	—	332
Common stock issued for acquisitions	68	—	—	—	—	—
Common stock issued upon exercise of warrants	2	—	—	—	—	—
Common stock issued for employee stock purchase plan	318	—	232	—	—	232
Stock-based compensation	—	—	(261)	3,497	—	3,236
Unrealized gain on securities	—	—	—	334	—	334
Translation adjustment	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(59,567)	(59,567)

Balance at December 31, 2001	93,004	93	234,841	(1,198)	(210,092)	23,644
Common stock issued upon exercise of stock options	2,414	2	2,722	—	—	2,724
Common stock issued for acquisitions	4,584	4	7,850	—	—	7,854
Common stock issued for employee stock purchase plan	403	—	659	—	—	659
Common stock issued to BT for forgiveness of debt	1,000	1	2,499	—	—	2,500
Common stock issued in connection with Futurecorp disposal	16	—	41	—	—	41
Unearned compensation – Wisenut acquisition	—	—	—	(378)	—	(378)
Stock-based compensation	—	—	539	1,837	—	2,376
Stock options issued to non-employees	—	—	93	—	—	93
Unrealized gain on securities	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	458	—	458
Net income	—	—	—	—	27,932	27,932

Balance at December 31, 2002	101,421	$100	$249,244	$718	$(182,160)	$67,902

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LookSmart has two operating segments: listings and licensing. The Company exited its ecommerce segment after the second quarter of 2002 and ceased reporting its advertising segment we no longer manage advertising as a separate product as it is immaterial to the financial statements.

The segment information is presented following the new structure for comparative purposes. As of December 31, 2001 and 2002, accounts receivable by segments are as follows (in thousands):

	December 31,
	2001	2002
Listings	$12,304	$18,814
Licensing	99	—

Total	12,403	18,814
Allowance for doubtful accounts	(3,109)	(2,962)

Accounts receivable, net	$9,294	$15,852

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

As of December 31, 2001 and 2002, deferred revenue by segments is as follows (in thousands):

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	December 31,
	2001	2002
Listings	$659	$3,983
Licensing	8,493	3,815

Total	$9,152	$7,798

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosures provisions of SFAS No. 148.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The allocation of the purchase price was to tangible and intangible assets, unearned compensation and liabilities assumed. Approximately $6.5 million was allocated to existing search technology and $0.1 million was allocated to an existing customer contract. These amounts were determined through established valuation techniques in the technology industry. Technology acquired was amortized over a seven-year period and the acquired customer contract was amortized through November 2002, when the contract expired.

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

The following pro forma results of operations reflect the combined results of LookSmart and Wisenut for years ended December 31, 2001 and December 31, 2002, as if the business combination occurred as of the beginning of each respective year.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Year Ended December 31,
	2001	2002
Revenue	$83,336	$96,098

Net income (loss)	(63,915)	26,378

Earnings (loss) per share – basic	(0.70)	0.27

Earnings (loss) per share – diluted	$(0.70)	$0.26
Weighted average shares outstanding used in per share calculation – basic	91,815	96,874
Weighted average shares outstanding used in per share calculation – diluted	91,815	103,197

3.	Property and Equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2002
Computer equipment	$15,948	$18,077
Furniture and fixtures	1,413	1,276
Software	3,102	4,040
Leasehold improvements	3,131	2,931

	23,594	26,324
Less accumulated depreciation and amortization	13,322	16,920

Property and equipment, net	$10,272	$9,404

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2000	2001	2002
Federal statutory rate	(34)%	(34)%	34%
Permanent differences	3.2	11.9	9.3
State taxes, including permanent differences	(4.7)	(3.8)	1.5
Change in valuation allowance	33.8	24.5	(44.1)
Other	2.0	3.8	(0.9)

Total	0.3%	2.4%	(0.2)%

8.	Commitments and contingencies:

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at December 31, 2002 are as follows (in thousands):

	Operating Leases		Operating Leases, Net of Sublease Income
Year:	$		$
2003		4,673		4,036
2004		4,472		3,938
2005		4,595		4,595
2006		4,641		4,641
2007		4,663		4,663
Thereafter		8,720		8,720

Total		$31,764		$30,593

Rent expense under all operating leases for 2000, 2001, and 2002 amounted to $2.3 million, $2.7 million and $4.2 million (net of sublease income of $2.1 million, $2.3 million and $1.4 million), respectively. Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

As of December 31, 2002, there were outstanding warrants to purchase 2,014,760 shares of common stock, as follows:

Date of grant	Number of warrants	Exercise price per share	Expires
May 1998	1,500,000	$2.50	May 2003
September 1998	480,000	$0.42	September 2003
June 1999	14,070	$1.25	June 2004
October 2000	20,690	$5.00 to $9.04	January 2003 to September 2005

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$ 0.0095–1.0700	5,778,696	8.90	$0.7905	1,679,809	$0.5953
1.1600–1.4375	4,939,261	8.51	$1.3428	2,364,691	$1.3586
1.4500–2.5000	6,561,405	6.20	$2.1740	2,782,430	$2.4263
2.5300–20.0000	1,058,928	8.99	$3.7021	209,474	$5.0037
30.8750–30.8750	500	6.73	$30.8570	406	$30.8750

$ 0.0095–30.8750	18,338,790	7.83	$1.6032	7,036,810	$1.7088

As of December 31, 2000 and 2001, there were 3,098,183 and 5,351,323 options exercisable, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan. At December 31, 2002, a total of 1,750,000 shares of common stock were reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. In January 2003, the Board of Directors authorized an additional 250,000 shares to be added to the Plan, bringing the total authorized shares to 2,000,000. As of December 31, 2002, 1,120,951 shares have been issued under the 1999 Purchase Plan and 629,049 shares remain available for purchase.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In 2000 and 2001, the Company received $0.8 million and $0.4 million, respectively from QSound Labs, Inc. for advertising sales. In the second quarter of 2001, the Company sold the remainder of its equity investment in QSound.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Dissolution of Joint Venture – In the first quarter of 2003, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. As part of the dissolution and settlement, LookSmart received net assets of $1.3 million along with the ongoing operating and revenue generating relationships contained in these subsidiaries in exchange for a nominal consideration.

Grub Acquisition – In January 2003, Looksmart acquired intellectual property rights from Grub, Inc. and an individual for total consideration of $0.6 million and 217,000 shares of LookSmart common stock valued at $0.7 million.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

LOOKSMART, LTD. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2000:
Allowance for doubtful accounts	$610	$6,150	$2,565	$4,195
Deferred tax valuation allowance	29,066	20,794	—	49,860

Total	$29,676	$26,944	$2,565	$54,055

Year ended December 31, 2001:
Allowance for doubtful accounts	$4,195	$3,329	$4,415	$3,109
Deferred tax valuation allowance	49,860	24,644	—	74,504

Total	$54,055	$27,973	$4,415	$77,613

Year ended December 31, 2002:
Allowance for doubtful accounts	$3,109	$580	$727	$2,962
Deferred tax valuation allowance	74,504	—	13,045	61,459

Total	$77,613	$580	$13,772	$64,421

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on August 5, 2003:

LOOKSMART, LTD.

By:	/s/ DIANNE DUBOIS
Dianne Dubois, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JASON KELLERMAN* Jason Kellerman	Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2003

/s/ DIANNE DUBOIS* Dianne Dubois	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2003

/s/ EVAN THORNLEY* Evan Thornley	Chairman of the Board	August 5, 2003

/s/ ANTHONY CASTAGNA* Anthony Castagna	Director	August 5, 2003

/s/ TERESA DIAL* Teresa Dial	Director	August 5, 2003

/s/ TRACEY ELLERY* Tracey Ellery	Director	August 5, 2003

/s/ MARK SANDERS* Mark Sanders	Director	August 5, 2003

/s/ GREG SANTORA* Greg Santora	Director	August 5, 2003

/s/ EDWARD WEST* Edward West	Director	August 5, 2003

Power of Attorney:

*By:	/s/ MARTIN ROBERTS
Martin Roberts General Counsel, Vice President and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31(8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

10.32(9)	Letter agreement between the Registrant and Peter Adams dated September 17, 2001

10.33	Source Code License Agreement between the Registrant and Viator Ventures, Inc., dated October 26, 2001

10.34++	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

21.1(8)	List of Subsidiaries

23.1	Consent of Independent Accountants

24.1	Power of Attorney (please see the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.