Form 10-Q/A
period 2003-03-31
LOOKSMART LTD
filed 2003-08-05
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

FORM 10-Q

EXPLANATORY NOTE

The Form 10-Q for the quarter ended March 31, 2003 was originally filed on May 15, 2003. This 10-Q/A is being filed to give effect to the revision of (1) Part I, Item 1 – Note 3 to the condensed consolidated financial statements, (2) Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (3) Part II, Item 6 – List of Exhibits.

Except for the Items listed above, no information included in the original 10-Q is amended by this Form10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

3.	Acquisitions

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following pro forma results of operations reflect the combined results of Looksmart and Wisenut for three months ended March 31, 2002, as if the business combination occurred as of the beginning of the year.

Three Months Ended March 31, 2002
Revenue	$20,120
Net loss	(6,918)
Earnings (loss) per share - basic and diluted	(0.07)
Weighted average shares outstanding used in per share calculation - basic and diluted	93,408

Grub, Inc.

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

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

Listings revenues were $29.4 million for the three months ended March 31, 2003, representing an 80% increase over listings revenue of $16.3 million for the three months ended March 31, 2002. The growth is due an 83% increase in URL’s and the addition of 23,000 new customers.Listings revenue accounted for 88% of total revenues for the three months ended March 31, 2003, compared to 82% for the three months ended March 31, 2002.

We believe listings revenues will continue to grow both in absolute dollars and as a proportion of our overall revenues as paid inclusion continues to be adopted by customers as an effective marketing tool. Our listings revenues depend on the number of queries delivered by our distribution partners. Changes in our distribution network may cause listings revenues to fluctuate over time.

Paid clicks increased to 176.2 million for the three months ended March 31, 2003. This consists primarily of 175.0 million listings clicks and 1.1 million advertising clicks and represents an increase of 150% compared to 70.4 million in the three months ended March 31, 2002, which consisted of 61 million listings clicks and 9.4 million advertising clicks. The Company expects paid clicks to increase as we grow our listings business.

Listings revenue per click, the average cost per click to advertisers, decreased slightly to $0.17 per click for the three months ended March 31, 2003 from $0.18 per click for the three months ended March 31, 2002. This decrease was primarily the result of a $0.02 decline in the rates for graphical advertising clicks from the previous year, with an impact of approximately half of $0.01 on the overall revenue per click and the introduction of LookListings Small Business product at $0.15 per click in April 2002, which also had an impact of approximately half of $0.01 on the overall revenue per click. The Company expects revenue per click to remain relatively constant in the near term.

We derived approximately 64% of our listings revenues in the three months ended March 31, 2003 and approximately 33% of our listings revenues in the three months ended March 31, 2002 from our relationship with Microsoft. Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one. The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to the introduction of per-click pricing for our LookListings Small Business listings and distribution of those listings in Microsoft’s search results in the second quarter of 2002, which resulted in 23% of the increase, and the growing popularity of Microsoft’s MSN search service among Internet users and changes in Microsoft’s search service, which resulted in 77% of the increase.

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

Cost of revenues were $16.7 million for the three months ended March 31, 2003, representing an increase of 226% over cost of revenues of $5.1 million for the three months ended March 31, 2002. Of the increase, $8.3 million was attributable to the growth in revenue, $1.6 million was due to higher contractual revenue sharing costs for the listings products due to the tiered structure of our revenue sharing agreements and $1.7 million was due to the introduction of revenue sharing obligations on Small Business Listings clicks with our partners starting in the second quarter of 2002. Our distribution agreement with Microsoft is structured in tiers and provides that we share a greater proportion of our revenue with Microsoft as we receive more revenue, up to certain levels.

Distribution costs as a percentage of revenue increased to 53% for the quarter ended March 31, 2003 from 34% for the three months ended March 31, 2002. 8% of this increase was attributable to the growth in revenue which results in higher contractual revenue sharing costs for the listings products due to the tiered structure of our revenue sharing agreements and 7% was due to revenue sharing obligations on Small Business Listings clicks with our partners which we did not have in the quarter ended March 31, 2002. We expect distribution costs as a percent of revenue to be approximately 53-55% in 2003, assuming no significant changes to our current distribution levels. If we enter into agreements with additional significant distribution partners, average distribution costs as a percentage of revenue may increase.

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

(b) Form 8-K

The Company filed Current Reports on Form 8-K on January 30, 2003 (fourth quarter 2002 financial results), May 5, 2003 (first quarter 2003 financial results), May 28, 2003 (chief financial officer transition) and July 29, 2003 (second quarter 2003 financial results).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2003	LOOKSMART, LTD.

	By:	/s/ Dianne Dubois
Dianne Dubois Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31(8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

10.32(9)	Letter agreement between the Registrant and Peter Adams dated September 17, 2001

10.33(10)	Source Code License Agreement between the Registrant and Viator Ventures, Inc., dated October 26, 2001

10.34(10)++	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(10)	Filed in connection with the Company’s Annual Report on Form 10-K/A filed with the SEC on August 5, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.