Form 10-Q
period 2003-06-30
LOOKSMART LTD
filed 2003-08-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

        As of July 31, 2003, there were 105,424,114 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$57,241	$47,696
Short-term investments	163	3,568
Trade accounts receivable, net	17,840	15,852
Prepaid expenses	1,460	2,048
Other current assets	841	1,866

Total current assets	77,545	71,030
Property and equipment, net	9,470	9,404
Security deposits and other assets	6,023	5,086
Intangible assets, net	6,504	6,182
Goodwill	8,963	8,852

Total assets	$108,505	$100,554
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Long term debt, current portion	$383	$1,188
Trade accounts payable	2,038	3,333
Other accrued liabilities	21,709	18,429
Deferred revenue	5,971	7,798

Total current liabilities	30,101	30,748
Long term debt	1,041	983
Other long term liabilities	—	921

Total liabilities	31,142	32,652
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at June 30, 2003 and December 31, 2002; Issued and Outstanding: 104,601 and 101,421 at June 30, 2003 and December 31, 2002	103	100
Additional paid-in capital	256,038	249,244
Other equity	1,082	718
Accumulated deficit	(179,860)	(182,160)

Total stockholders’ equity	77,363	67,902

Total liabilities and stockholders’ equity	$108,505	$100,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Listings	$34,645	$17,169	$64,078	$33,510
Licensing	3,762	3,791	7,731	7,500

Total revenues	38,407	20,960	71,809	41,010
Cost of revenues	18,788	7,917	35,455	13,036

Gross profit	19,619	13,043	36,354	27,974

Operating expenses:
Sales and marketing	6,292	4,254	11,629	11,436
Product development	7,759	5,163	14,941	12,180
General and administrative	3,552	2,294	6,606	4,990

Total operating expenses	17,603	11,711	33,176	28,606

Income (loss) from operations	2,016	1,332	3,178	(632)
Non-operating income (expense):
Interest and other non-operating income (expense), net	(65)	(1,276)	84	(2,613)
Share of joint venture loss	(307)	(852)	(563)	(1,929)

Income (loss) from continuing operations before income taxes and extraordinary gain	1,644	(796)	2,699	(5,174)
Income tax expense	(485)	(10)	(601)	(24)

Income (loss) from continuing operations before extraordinary gain	1,159	(806)	2,098	(5,198)
Loss from discontinued operations	—	—	—	(972)

Income (loss) before extraordinary gain	1,159	(806)	2,098	(6,170)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	202	—

Net income (loss)	1,159	(806)	2,300	(6,170)
Other comprehensive income (loss):
Change in unrealized gain on securities during the period	—	(4)	—	197
Change in translation adjustment	147	(1)	215	(1)

Comprehensive income (loss)	$1,306	$(811)	$2,515	$(5,974)

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) per share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.01	$(0.01)	$0.02	$(0.06)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS Joint Venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.01	$(0.01)	$0.02	$(0.06)

Weighted average shares outstanding used in per share calculation—basic	102,693	96,690	101,102	96,082
Weighted average shares outstanding used in per share calculation—diluted	110,324	96,690	108,682	96,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,300	$(6,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of joint venture loss	563	1,929
Depreciation and amortization	3,852	3,775
Stock based compensation	1,154	1,462
Loss from sale of assets and other non-cash charges	(15)	226
Loss from discontinued operations	—	972
Extraordinary gain from the purchase of BTLS joint venture entities	(202)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	(1,988)	531
Prepaid expenses	588	655
Other assets	(884)	342
Trade accounts payable	(1,295)	(1,052)
Other accrued liabilities	4,141	2,771
Deferred revenue	(1,827)	(859)

Net cash provided by operating activities	6,387	4,582

Cash flows from investing activities:
Acquisition of assets	(612)	—
Proceeds from sale of short-term investments	3,405	13,347
Funding to joint venture and subsidiaries	(500)	(266)
Restricted cash	—	623
Payments for property, equipment and capitalized software development	(2,533)	(2,296)
Proceeds from the sale of property and equipment	1	94
Business acquisition, cash acquired	—	311

Net cash (used in) provided by investing activities	(239)	11,813

Cash flows from financing activities:
Repayment of notes and leases	(858)	(965)
Proceeds from issuance of common stock	4,040	2,324

Net cash provided by financing activities	3,182	1,359

Effect of exchange rate changes on cash	215	197

Increase in cash and cash equivalents	9,545	17,951
Cash and cash equivalents, beginning of period	47,696	29,766

Cash and cash equivalents, end of period	$57,241	$47,717

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

   Concentration of Business Risk

       The Company derived approximately 65% and 48% of listings revenues in the three months ended June 30, 2003 and 2002, respectively, and 64% and 41% of listings revenues in the six months ended June 30, 2003 and 2002, respectively, from its relationship with Microsoft.  The agreement expires on December 3, 2003.

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

       The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,159	$(806)	$2,300	$(6,170)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	185	(1,438)	1,154	1,462
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,559)	(8,961)	(7,419)	(13,838)

Pro forma net loss	$(3,215)	$(11,205)	$(3,965)	$(18,546)

Basic net loss per share
As reported	$0.01	$(0.01)	$0.02	$(0.06)
Pro forma	$(0.03)	$(0.12)	$(0.04)	$(0.19)
Diluted net income (loss) per share
As reported	$0.01	$(0.01)	$0.02	$(0.06)
Pro forma	$(0.03)	$(0.12)	$(0.04)	$(0.19)

Net Income (Loss) Per Share

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

Segment Information

       Starting on January 1, 2003, the Company has two operating segments: listings and licensing.  The Company exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as it no longer manages advertising as a separate product. With the exception of accounts receivable and deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, the Chief Executive Officer and the Chief Financial Officer, of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments.

       Combined international revenues from the Company’s foreign subsidiaries were less than 10% of total revenue in the six months ended June 30, 2003 and 2002 and were derived from its operations in Australia, Japan and the United Kingdom, all of which were individually less than 10% of total revenue for the three and six months ended June 30, 2003 and 2002.

       As of June 30, 2003 and December 31, 2002, all of the Company’s accounts receivable, intangible assets and goodwill related to the listings segment.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

       As of June 30, 2003 and December 31, 2002, deferred revenue by segments was as follows (in thousands):

	June 30, 2003	December 31, 2002

Listings	$4,855	$3,983
Licensing	1,116	3,815

Total	$5,971	$7,798

Recently Issued Accounting Pronouncements

       In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company anticipates that the adoption of EITF 00-21 will not have a significant impact on its results of operations and financial position.

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

       In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts and is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which will continue to be applied in accordance with their respective effective dates.  The guidance will be applied prospectively.  Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

       Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003.  Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

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

       Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2002 included in its Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

       The allocation of the purchase price was to tangible and intangible assets, unearned compensation and liabilities assumed. Approximately $6.5 million was allocated to existing search technology and $0.1 million was allocated to an existing customer contract. These amounts were determined through established valuation techniques in the technology industry. Technology acquired is amortized over a seven-year period and the acquired customer contract was amortized through November 2002, when the contract expired.

       Under the terms of the acquisition agreement, 1.2 million shares of common stock were placed in an escrow account to secure certain seller representations and warranties for a period of up to 18 months.

       During the three months ended June 30, 2003, 0.4 million escrow shares were released in accordance with the agreement. The fair value of these shares was recorded as goodwill and assigned to the Listings segment.

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

       The following pro forma results of operations reflect the combined results of LookSmart and Wisenut for the six months ended June 30, 2002, as if the business combination occurred as of the beginning of the year.

Six Months Ended June 30, 2002

Revenue	$41,080
Net loss	(7,724)
Earnings (loss) per share – basic and diluted	$(0.08)
Weighted average shares outstanding used in per share calculation – basic and diluted	96,082

Grub, Inc.

       In January 2003, the Company acquired intellectual property rights from Grub, Inc. and an individual for total consideration of $1.3 million, consisting of $0.6 million cash payment, including $12,000 of direct costs and the issuance of 217,000 shares of LookSmart common stock valued at $0.7 million.

       The intellectual property rights are classified as intangible assets on the balance sheet and have an estimated useful life of three years.

4.    Goodwill and Intangible Assets

       The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. The Company has reassessed the expected useful lives of existing intangible assets upon the adoption of SFAS 142 Goodwill and Other Intangible Assets. This reassessment did not result in any significant changes to the useful lives.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

       Goodwill and intangible assets are as follows (in thousands):

	June 30, 2003	December 31, 2002

Goodwill	$11,657	$11,546
Less accumulated amortization	2,694	2,694

Goodwill	$8,963	$8,852

Intangible assets	$9,763	$8,474
Less accumulated amortization	3,259	2,292

Intangible assets, net	$6,504	$6,182

       Intangible asset amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2003 and 2002 and $1.0 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively, and was included in cost of revenue and product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Amortization of Intangibles

2003	$1,758
2004	1,357
2005	1,357
2006	923
2007	923
Thereafter	1,154

5.    Commitments and Contingencies

Legal Proceedings

       In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County.  The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees.  In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners.  In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints.  In November 2002, the Company filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003.  The Company filed an answer to the amended complaint in January 2003.  Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time.  In June 2003, the Company reached a tentative agreement to settle the matter that is subject to the execution of a definitive agreement and approval of the Superior Court.

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

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

6.    Net Income (Loss) Per Share:

       In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator—Basic and diluted:
Net income (loss)	$1,159	$(806)	$2,300	$(6,170)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	102,693	96,690	101,102	96,082
Dilutive common equivalent shares:
Options	6,419	—	6,368	—
Warrants	415	—	415	—
Escrow Shares	797	—	797	—

Shares used to compute diluted EPS	110,324	96,690	108,682	96,082
Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.02	$(0.06)
Diluted	$0.01	$(0.01)	$0.02	$(0.06)

       Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options and warrants as follows (in thousands):

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Options	548	506	569	663
Warrants	32	42	32	134

Total antidilutive shares	580	548	601	797

7.    Related Party Transactions:

       In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment in the BT LookSmart joint venture. The Company also wrote down the investment by $0.3 million. The remaining investment balance at June 30, 2003 is $0.4 million which reflects the estimated value upon final liquidation of the joint venture.

       In April 2002, the Company loaned an executive officer of the Company $0.3 million. The loan is interest-free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount forgiven, plus imputed interest and payments to cover taxes were charged to operations ratably over the life of the loan was $0.1 million for the three and six months ended June 30, 2003, respectively. Due to the resignation of the executive officer, the outstanding unforgiven balance of $0.2 million is due no later than April 30, 2004.

8.    Loss from Discontinued Operations

       In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in the six months ended June 30, 2002.  Revenue included in the loss on disposal was $0 and $0.6 million in the six months ended June 30, 2003 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was $0 and $63,000 in the six months ended June 30, 2003 and 2002, respectively. Loss from discontinued operations was $0 in 2003 and $1.0 million in 2002.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated cost of revenues, expenses and operating results, cost savings, product development efforts, general outlook of our business and industry, opportunities abroad, competitive position, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements for the next 12 months, are inherently uncertain as they are based on our expectations and assumptions concerning future events.  These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our continuing relationship with Microsoft, our ability to expand our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

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

       We distribute our search results across a distribution network by partnering with leading Internet portals, Internet service providers (ISPs), search engines and media companies, primarily Microsoft’s MSN. These companies have increasingly recognized the valuable nature of search services for their web sites.  We offer distribution partners a search solution with two important benefits.  First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users.  Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

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

       Affiliate revenues are included in listings revenue and are based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sale rather than a per-click basis.  Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network.

       Advertising revenues are included in listings revenue and are recognized as impressions or clicks are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of “impressions.” An impression is an appearance of an advertisement in pages viewed by users of the Company’s or its partners’ online properties.

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

       Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation of intangible assets to conform to changes in management’s estimates of future performance.  Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually. The Company did not record a goodwill impairment charge in the first half of 2003. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance.

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

       Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize these costs in accordance with SOP 98-1.

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

       Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. The Company will record a reversal of its allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than the Company has anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

Results of Operations

Revenues

       Starting on January 1, 2003, LookSmart began reporting two operating segments: listings and licensing.  We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product.  For purposes of historical comparison, advertising and  ecommerce are included in the listings segment on our statement of operations for 2003 and 2002.

       Listings.    We derive listings revenues from our LookListings suite of products, including Directory Listings, affiliate partner commissions, Small Business Listings, Sponsored Listings, Index Listings and advertising. Revenues from Directory Listings, Sponsored Listings, Index Listings and Small Business Listings are primarily composed of per-click fees that we charge customers and often also include one-time review fees or set-up fees when generating listings for customers and including them in our directories.

       Listings revenues include revenues generated through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

       Advertising revenues, which are now included in listings revenues, are typically derived from short-term agreements requiring the Company to deliver a minimum number of graphical advertising impressions or clicks over the term of the agreement. We offer advertisers the ability to specify the category of traffic for their advertisements.  Some advertising categories are priced at a premium, depending on the associated economic value, the location of the advertisement on the page and the size of the audience requesting the page.

       Listings revenues were $34.6 million and $64.1 million for the three and six months ended June 30, 2003, representing a 102% and 91% increase over listings revenue of $17.2 million and $33.5 million for the three and six months ended June 30, 2002, respectively. The growth is due to a 54% increase in URL’s as of June 30, 2003 compared to June 30, 2002 and the addition of 17,000 new customers since June 30, 2002. Listings revenue accounted for 90% and 89% of total revenues for the three and six months ended June 30, 2003, compared to 82% for both the three and six months ended June 30, 2002.

       We believe listings revenues will continue to grow both in absolute dollars and as a proportion of our overall revenues as paid inclusion continues to be adopted by customers as an effective marketing tool. Our listings revenues depend on the number of queries delivered by our distribution partners, particularly Microsoft. See below. Changes in our distribution network may cause listings revenues to fluctuate over time.

       Paid clicks increased to 210.3 million and 386.5 million for the three and six months ended June 30, 2003. This represents an increase of 141% and 145% compared to 87.3 million and 157.7 million in the three and six months ended June 30, 2002. The Company expects paid clicks to increase as we grow our listings business. However, paid clicks are dependent on our relationship with Microsoft. See below.

       Listings revenue per click, the average cost per click to advertisers, decreased slightly to $0.16 per click for both the three and six months ended June 30, 2003 from $0.19 per click for the three months ended June 30, 2002 and $0.18 for the six months ended June 30, 2002. Declining rates for our domestic listings resulted in a decline of $0.02 for the three months ended June 30, 2003 and $0.01 for the six months ended June 30, 2003. In addition, the overall revenue per click declined $0.01 for the three and six months ended June 30, 2003 due to the integration of our newly acquired United Kingdom and Japanese subsidiaries, which have historically received listings revenue per click at a slightly lower rate than the United States. The Company expects revenue per click to remain relatively constant in the near term.

       We derived 65% and 64% of our listings revenues in the three and six months ended June 30, 2003 respectively and 48% and 41% of our listings revenues in the three and six months ended June 30, 2002, respectively, from our relationship with Microsoft.  Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one.  The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to the growing popularity of Microsoft’s MSN search service among Internet users and changes in Microsoft’s search service which resulted in more clicks on our search results, contributing 67% and 78% of the increase for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. Revenue associated with our newly acquired United Kingdom and Japan subsidiaries accounted for 12% and 5% of the growth for the three and six months ended June 30, 2003, respectively, compared to the three and six months ended June 30, 2002.

       In the first quarter of 2003, Microsoft announced its intention to increase its investment in its MSN search services, particularly its technology-based crawling and indexing software and algorithmic search capabilities.  Microsoft has indicated that it may combine the current directory  and index layers of search results on its web sites into a single set of search results.  If Microsoft does elect to combine these layers, any renewed distribution agreement would likely result in significantly lower paid clicks and listings revenues.  In any event, we may be unable to renew the distribution agreement on terms that are as favorable as the current agreement, if at all.

       In July 2003, Microsoft conducted a test on a small percentage of searches on its web site in the United Kingdom that eliminated the directory layer of search results in which our listings currently appear.  Microsoft has indicated that it will expand this test across all searches on its web site in the United Kingdom starting as early as September 2003.  The change would significantly reduce the paid clicks we receive in that geographic market during the remainder of the term of the agreement unless Microsoft elects to adopt another of our listings products.  We do not believe this change will be material to our operating results during the remainder of the term of the agreement.

       Microsoft has also indicated that it intends to conduct a similar test on a small percentage of searches on its web site in the United States starting in October 2003.  Microsoft has indicated it does not intend to expand the test in the United States before the expiration of the agreement. Therefore, we do not expect that the test will significantly impact our listings revenues during the remainder of the term of the agreement.  However, the test results will affect Microsoft’s decision to renew the distribution agreement, and whether to continue to distribute some or all of our paid listings after the agreement expires.  Depending on the results of these tests, Microsoft may remove the directory layer in its current form from its web site in the United States at the expiration of the agreement.

       Microsoft has indicated that it will test a variety of alternative implementations during the next several months, some of which may include our paid listings in current and newly-developed formats.  If adopted, these implementations could preserve a majority of our paid clicks and listings revenues.  As a result, it is difficult to determine exactly how any proposed change will affect our revenue after the agreement expires.  If the agreement is not renewed on terms that include the distribution of our paid listings on its MSN search results pages, then our business and financial results will be materially and adversely affected.

       Licensing.    We license our database content to Microsoft and customize it for their use. Licensing revenue was $3.8 million and $7.7 million for the three and six months ended June 30, 2003, respectively, compared to $3.8 million and $7.5 million for the three and six months ended June 30, 2002, respectively. We expect revenues from licensing to fluctuate from period to period because these revenues are dependent upon the terms of our licensing arrangement and the timing of our delivery of URLs during each six-month period. The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on December 3, 2003.

       We are likely to remain dependent upon Microsoft for licensing revenues in the remainder of 2003. Based on our discussions with Microsoft, it is likely that the licensing portion of the agreement will be renewed, but that it will result in less licensing revenue than under the current agreement.  After the agreement expires, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

Cost of Revenues

       Cost of revenues primarily consists of revenue-sharing payments to distribution partners, connectivity costs, sales operations personnel and amortization of certain intangible assets. In cases where there is no LookSmart branding or other direct sales or marketing effort associated with the generation of listings revenues, payments to distribution partners are reflected as cost of revenue. The cost of revenue associated with affiliate partner commissions consists of fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. Cost of revenues also consists of personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Payments to distribution partners for referral of customers to our LookListings program are reflected as sales and marketing expense because LookSmart branding is associated with the promotion of these products.

       Cost of revenues were $18.8 million and $35.5 million for the three and six months ended June 30, 2003, respectively, representing an increase of 137% and 172% over cost of revenues of $7.9 million and $13.0 million for the three and six months ended June 30, 2002, respectively. Distribution costs as a percentage of revenue increased to 53% for both the three and six months ended June 30, 2003 from 42% and 38% for the three and six months ended June 30, 2002, respectively.

       The increases in cost of revenues and distribution costs as a percentage of revenue were primarily attributable to the growth in revenue. This resulted in an increase in our distribution costs of 6% and 7% for the three months ended June 30, 2003 compared to the three and six months ended June 30, 2003 from higher contractual revenue sharing costs due to the tiered structure of a certain of our revenue sharing agreements, most notably with Microsoft. Additionally, our distribution costs increased 3% and 8% for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 related to revenue sharing obligations on Small Business Listings clicks with our partners, which began in the second quarter of 2002. We expect distribution costs as a percent of revenue to be approximately 53-55% in 2003, assuming no significant changes to our current distribution levels. If we enter into agreements with additional significant distribution partners, average distribution costs as a percentage of revenue may increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Amortization of deferred stock compensation	$12	$245	$35	$512
Stock compensation related to variable options	14	(657)	275	118
Bad debt provision (reversal)	475	—	(6)	580
Other sales and marketing expense	5,791	4,666	11,325	10,226

Total sales and marketing expense	$6,292	$4,254	$11,629	$11,436
As % of revenue	16%	20%	16%	28%

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

       Bad debt provision for the three months ended June 30, 2003 increased $0.5 million from the second quarter of 2002 and bad debt provision for the six months ended June 30, 2003 decreased $0.6 million from the six months ended June 30, 2002.

       In the first quarter of 2003, the Company reversed $0.5 million of reserves for bad debts. The reversal was due to the improvement in the Company’s rate of collections and the application of the improved collection rates to the Company’s domestic accounts receivable. In the second quarter of 2003, the Company recorded a bad debt provision of $0.5 million, which related primarily to the accounts receivable of the newly acquired United Kingdom and Japanese subsidiaries.

       Other sales and marketing expenses for the three and six months ended June 30, 2003, increased 24% and 11% from the three and six months ended June 30, 2002. This increase was due primarily to expenses in our newly acquired United Kingdom and Japanese subsidiaries. We expect these costs to remain relatively constant or increase slightly, as revenues increase, for the remainder of the year.

       Product Development.    Product development costs include all costs related to the development and engineering of new products and continued development of our search databases and customer account features. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development expenses were as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Amortization of deferred stock compensation	$39	$279	$88	$523
Stock compensation related to variable options	102	(820)	622	148
Other product development expense	7,618	5,704	14,231	11,509

Total product development expense	$7,759	$5,163	$14,941	$12,180
As % of revenue	20%	25%	21%	30%

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

       The increase in other product development expenses of 34% and 24% for the three and six months ended June 30, 2003 compared to 2002 was due primarily to $1.1 million of additional salary and benefit expenses incurred through June 30, 2003 as we continue to invest in enhancements to our search algorithm, our editorial model and our paid inclusion platform and $1.5 million in costs incurred in the second quarter of 2003 associated with our newly acquired United Kingdom and Japanese subsidiaries. We expect these costs to continue to increase as we develop new products for the remainder of 2003. Where appropriate, we will capitalize these costs in accordance with SOP 98-1.

       General and Administrative.    General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, tax and accounting consulting and professional service fees. General and administrative expenses were as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Amortization of deferred stock compensation	$2	$27	$7	$69
Stock compensation related to variable options	17	(476)	127	85
Other general and administrative expense	3,533	2,743	6,472	4,836

Total general and administrative expense	$3,552	$2,294	$6,606	$4,990
As % of revenue	9%	11%	9%	12%

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

       Other general and administrative expense increased 29% and 34% in the three and six months ended June 30, 2003 compared to 2002, respectively, which was primarily due to an increase of $0.2 million and $0.5 million additional consulting fees related to tax consulting, audit fees and consulting fees related to compliance with the Sarbanes-Oxley Act over the three and six months ended June 30, 2003. In addition, other general and administrative expenses increased $0.4 million and $0.6 million for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 related to the proposed settlement of pending litigation related to our small business product. Other general and administrative expenses may vary significantly over time, due to changes in amounts spent on litigation, tax consulting, Sarbanes-Oxley and other regulatory compliance.

Non-Operating Expenses

       Interest and Other Non-Operating Income (expenses), net. Interest and other non-operating income (expense), net was an expense of $0.1 million and income of $0.1 million for the three and six months ended June 30, 2003, respectively, compared to expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2002, respectively. This decrease was primarily the result of the settlement of the Company’s loan with Transceptgate, a subsidiary of BT in December 2002.

       Share of Joint Venture Loss.    Share of joint venture loss includes LookSmart’s 50% share of the loss of BT LookSmart. The Company recorded $0.3 million and $0.6 million of equity losses for the three and six months ended June 30, 2003, respectively, compared to $0.9 million and $1.9 million in expense recorded in the three and six months ended June 30, 2002, respectively. In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture.  The decrease in the equity losses compared to the prior year was a result of the joint venture winding down operations. The joint venture investment balance at June 30, 2003 approximates the expected distribution of joint venture assets. We do not expect significant gains or losses from the joint venture in the future.

Income Tax Expense

       The provision for income taxes was $0.5 million and $0.6 million for the three and six months ended June 30, 2003 compared to $10,000 and $24,000 for the three and six months ended June 30, 2002.  Our effective tax rate was 30% and 22% for the three and six months ended June 30, 2003, respectively and was due primarily to statutory tax rates associated with doing business in countries where there are no historical losses to offset current income and federal alternative minimum taxes. The Company did not incur tax expense on 2002 U.S. net income due to loss carryforwards and tax credits. Income tax expense for the three and six months ended June 30, 2002 was primarily associated with our Australian operations.  The effective tax rate in the upcoming quarters and for the year ending December 31, 2003 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

Loss from Discontinued Operations

       In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal.  Revenue included in the loss on disposal was $0 and $0.6 million in the six months ended June 30, 2003 and 2002, respectively. Pretax net income (loss) reported in discontinued operations was $0 and $63,000 in the six months ended June 30, 2003 and 2002, respectively.

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

       In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. The Company received net assets of $0.2 million along with the ongoing operating and revenue-generating relationships contained in these entities as part of the dissolution and settlement for nominal consideration. In connection with the acquisition of the joint venture entities, the Company recorded an extraordinary gain of $0.2 million, which represents the fair value of net assets we recorded in excess of the consideration paid upon the acquisition.

Liquidity and Capital Resources

       The Company invests cash pending use in investment grade debt and equity instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of June 30, 2003, the Company had $57.2 million of unrestricted cash, cash equivalents and short-term investments.

       Operating activities provided $6.4 million of cash in the six months ended June 30, 2003 compared to $4.6 million in the six months ended June 30, 2002. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the six months ended June 30, 2003 compared to the same period in 2002.

       Net cash used in investing activities was $0.2 million in the six months ended June 30, 2003, compared to cash provided by investing activities of $11.8 million in the six months ended June 30, 2002. For the six months ended June 30, 2002, the Company sold short-term investments of $13.3 million compared to sales of $3.4 million for the six months ended June 30, 2003. Additionally, investment activity increased during the six months ended June 30, 2003 associated with the acquisition of property and equipment and capitalized software. We expect to invest a total of approximately $6.0 to $7.0 million in capital expenditures in 2003.

       Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2003, compared to $1.4 million for the six months ended June 30, 2002. The cash provided by financing activities in both periods was due primarily to proceeds received from the issuance of common stock in connection with employee stock option exercises.

       We believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for the next 12 months. If operations do not perform as expected, management may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Off-Balance Sheet Arrangements

       We do not have any off balance-sheet arrangements or investments in special purpose entities. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

       We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments primarily consist of the following:

       Capital Lease Obligations—We have one capital lease for the purchase of telephone equipment.

       Operating Lease Obligations—We have operating leases covering facilities in San Francisco, New York and Los Angeles and various international offices. We also have some minor operating leases relating to equipment rentals that amount to less than $0.3 million per year.

       Note Obligations —We have entered into note agreements to finance an insurance policy and to finance tenant improvements.

       Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At June 30, 2003, outstanding letters of credit related to security of building leases and the repayment of a loan to finance insurance premiums and totaled $3.2 million.

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

If we do not renew our distribution agreement with Microsoft after its expiration in December 2003, our business and financial results would be materially and adversely affected

       Microsoft accounted for approximately 73% of our paid clicks and 65% of our listings revenues in the second quarter of 2003. We are likely to remain significantly dependent upon Microsoft for listings revenues in 2003.  Our distribution agreement with Microsoft expires on December 3, 2003.  If we do not renew our distribution agreement with Microsoft, or if we enter a new agreement with reduced or limited distribution of our paid listings, then our listings revenues will decline significantly.

       In the first quarter of 2003, Microsoft announced its intention to increase its investment in its MSN search services, particularly its technology-based crawling and indexing software and algorithmic search capabilities.  Microsoft has indicated that it may combine the current directory and index layers of search results on its web sites into a single set of search results.  If Microsoft does elect to combine these layers, any renewed distribution agreement would likely result in significantly lower paid clicks and listings revenues.  In any event, we may be unable to renew the distribution agreement on terms that are as favorable as the current agreement, if at all.

       In July 2003, Microsoft conducted a test on a small percentage of searches on its web site in the United Kingdom that eliminated the directory layer of search results in which our listings currently appear.  Microsoft has indicated that it will expand this test across all searches on its web site in the United Kingdom starting as early as September 2003.  The change would significantly reduce the paid clicks we receive in that geographic market during the remainder of the term of the agreement unless Microsoft elects to adopt another of our listings products.  We do not believe this change will be material to our operating results during the remainder of the term of the agreement.

       Microsoft has also indicated that it intends to conduct a similar test on a small percentage of searches on its web site in the United States starting in October 2003.  Microsoft has indicated it does not intend to expand the test in the United States before the expiration of the agreement. Therefore, we do not expect that the test will significantly impact our listings revenues during the remainder of the term of the agreement.  However, the test results will affect Microsoft’s decision to renew the distribution agreement, and whether to continue to distribute some or all of our paid listings after the agreement expires.  Depending on the results of these tests, Microsoft may remove the directory layer in its current form from its web site in the United States at the expiration of the agreement.

       Microsoft has indicated that it will test a variety of alternative implementations during the next several months, some of which may include our paid listings in current and newly-developed formats.  If adopted, these implementations could preserve a majority of our paid clicks and listings revenues.  As a result, it is difficult to determine exactly how any proposed change will affect our revenue after the agreement expires.  If the agreement is not renewed on terms that include the distribution of our paid listings on its MSN search results pages, then our business and financial results will be materially and adversely affected.

If we do not renew our licensing agreement with Microsoft after its expiration in December 2003, our business and financial results would be materially and adversely affected

       Revenues from the licensing portion of our agreement with Microsoft accounted for all of our licensing revenues in the second quarter of 2003.  We are likely to remain dependent upon Microsoft for licensing revenues in the remainder of 2003. Based on our discussions with Microsoft, it is likely that the licensing portion of the agreement will be renewed, but that it will result in less licensing revenue than under the current agreement.  After the agreement expires, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

We recently achieved profitability and may not be able to maintain profitability in future quarters

       We reached profitability for the first time in the fourth quarter of 2002. Prior to that time, we incurred net losses in every quarter since inception, including net losses of approximately $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of June 30, 2003, we had an accumulated deficit of $179.9 million. We may be unable to maintain profitability in future quarters, depending on our ability to contain expenses, grow revenues and maintain and expand our distribution network. We expect to spend significant amounts to:

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

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain and expand this network, our ability to generate revenues would be seriously harmed

       Our ability to generate paid clicks depends on the distribution of our listings through our network of portals, ISPs and media companies. Because our revenues depend on clicks on our customers’ listings, growth in our listings business depends on increasing the volume of traffic on our distribution network. We have invested, and will continue to invest, a significant amount of our human and capital resources to expand this network. However, we face competition from other paid listing providers, some of whom have greater technical and capital resources than we do. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

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

Our revenues are concentrated in the listings segment and our growth prospects depend on the success of our listings business; if we were unable to continue to grow revenues in this segment, our results of operations and financial conditions would suffer

       To increase our revenues and maintain profitability, we will need to continue expanding our listings business. Listings accounted for $34.6 million or 90.2% of our revenues in the second quarter of 2003. Our success will depend upon the extent to which advertisers choose to use our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business, our results of operations and financial condition will suffer.

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

We face growing competitive pressures in the search marketing industry which, if this trend towards increasing competitive pressures were to continue, could materially and adversely affect our financial results

       We compete in the relatively new and rapidly evolving paid inclusion industry, which presents many uncertainties that could require us to further refine our business model. Our success will depend on many factors, including our ability to:

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

       The search industry has recently experienced rapid consolidation, particularly with the acquisitions of companies offering algorithmic search indices and paid inclusion programs. In March 2003, Yahoo acquired Inktomi, which offers a paid inclusion program for its algorithmic search index. In April 2003, Overture Services acquired AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. In July 2003, Yahoo announced its intention to acquire Overture Services.  Industry consolidation may result in larger competitors with a greater focus on paid inclusion products. If these industry trends continue, or if we are unable to compete in the paid inclusion industry, our financial results may suffer.

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

       We derive a significant portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of June 30, 2003 was $2.8 million or 15% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions will likely also dilute our existing stockholders

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

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

•

the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•

the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of July 31, 2003, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 16.5 million shares of common stock), or

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

We may need additional capital in the future to support our growth and, if such additional financing is not available to us in the future, our business, liquidity and results of operations will be materially and adversely impacted

       Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

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

Any failure in the performance of our operating systems could harm our business and reputation

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

       We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services.  We also have an agreement with AboveNet Commuincations, Inc. to house equipment for networking and to provide network connectivity services.  Our network connectivity and network hardware infrastructure are fully redundant at separate locations. However, we do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

       Our success depends, in part, on the continued service of our key management personnel. The loss of the services of any of our key employees could adversely affect our business. Our success also depends on our ability to identify, attract, retain and motivate highly skilled search development, technical, marketing and other management personnel. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our business prospects depend on the continued growth in the use of the Internet; if such growth in usage were to subside or stop completely, our business could be materially and adversely impacted

       Our business is dependent upon continued growth in the use of the Internet as a medium for search marketing and commercial transactions. Internet usage for these purposes may not grow at projected rates for various reasons, such as:

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

New regulation of search engines may adversely affect the commercial use of our search service and our financial results

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

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our search service and our financial results

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments of restricted cash. The Company had no derivative financial instruments as of June 30, 2003 or 2002. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

       Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were less than 10% of total revenues in the quarters ended June 30, 2003 and 2002, and were derived entirely from our Australian operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the Australian dollar and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended June 30, 2003 and 2002 were not material.

ITEM 4.      CONTROLS AND PROCEDURES

       Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       Changes in internal control over financial reporting.There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

       In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County.  The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees.  In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners.  In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints.  In November 2002, the Company filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003.  The Company filed an answer to the amended complaint in January 2003.  Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time.  In June 2003, the Company reached a tentative agreement to settle the matter that is subject to the execution of a definitive agreement and approval of the Superior Court.

       The Company is not a party to any other material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 10, 2003, the Company held its annual stockholder meeting. At the meeting, a quorum of the stockholders of the Company considered three proposals: (1) the election of two directors (Jason Kellerman and Greg Santora) to the board of directors, (2) the ratification of the appointment of the Company’s independent accountants, PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2003, and (3) approval of the amended and restated 1998 Stock Plan. The remaining directors Castagna, Dial, Ellery, Sanders, Thornley and West, were incumbent directors who did not stand for election at the meeting. The following table shows the results of the voting on these matters.

Proposal	Description	For	Against	Abstain

1	Nominees for directors:
	Jason Kellerman	61,703,794	—	895,639
	Greg Santora	61,685,620	—	913,813
2	Ratification of PricewaterhouseCoopers as independent accountants	62,364,333	212,871	22,229
3	Approval of Amended and Restated 1998 Stock Plan	54,511,112	7,829,771	258,550

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             Please see the exhibit list following the signature of this report.

             (b)  Form 8-K

             The Company filed Current Reports on Form 8-K on May 5, 2003 (first quarter 2003 financial results), May 28, 2003 (Chief Financial Officer transition plan) and July 29, 2003 (second quarter 2003 financial results).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003
LOOKSMART, LTD.

	By:	/s/ DIANNE DUBOIS

Dianne Dubois Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation
3.2(1)	Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999
10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers
10.2(1)	Amended and Restated 1998 Stock Plan
10.3(1)	1999 Employee Stock Purchase Plan
10.4+(1)	License and Update Agreement with Microsoft Corporation
10.6+(1)	Development Agreement with Cox Interactive Media, Inc.
10.7(3)	Zeal Media, Inc. 1999 Stock Plan
10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan
10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999
10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998
10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998
10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999
10.16(1)	Summary Plan Description of 401(k) Plan
10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000
10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000
10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002
10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002
10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002
10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002
10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002
10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002
10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002
10.31(8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002
10.32(9)	Letter agreement between the Registrant and Peter Adams dated September 17, 2001
10.33(10)	Source Code License Agreement between the Registrant and Viator Ventures, Inc., dated October 26, 2001
10.34++(10)	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003
10.35	Settlement Agreement and Release between the Registrant and Dianne Dubois dated May 27, 2003
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.

(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(10)	Filed in connection with the Company’s Annual Report on Form 10-K/A filed with the SEC on August 5, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.
(++)	Confidential treatment has been requested with respect to portions of the exhibit.