Form 10-Q/A
period 2003-06-30
LOOKSMART LTD
filed 2003-09-15
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

FORM 10-Q

EXPLANATORY NOTE

The Form 10-Q for the quarter ended June 30, 2003 was originally filed on August 14, 2003. This 10-Q/A is being filed to give effect to the revision of Part I, Item 1 – Notes 1 and 3 to the condensed consolidated financial statements.

Except for the Items listed above, no information included in the original 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, we urge you to carefully review and consider the various disclosures made by us in our recent reports filed with the Securities and Exchange Commission, including recent Current Reports on Form 8-K and our future filings with the SEC.

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

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) per share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01	$0.02	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.01	$(0.01	$0.02	$(0.06)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01	$0.02	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS Joint Venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.01	$(0.01)	$0.02	$(0.06)

Weighted average shares outstanding used in per share calculation—basic	102,693	96,690	101,102	96,082
Weighted average shares outstanding used in per share calculation—diluted	110,324	96,690	108,682	96,082

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$1,159	$(806)	$2,300	$(6,170)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	185	(1,438)	1,154	1,462
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,559)	(8,961)	(7,419)	(13,838)

Pro forma net income (loss)	$(3,215)	$(11,205)	$(3,965)	$(18,546)

Basic net loss per share
As reported	$0.01	$(0.01)	$0.02	$(0.06)
Pro forma	$(0.03)	$(0.12)	$(0.04)	$(0.19)

Diluted net income (loss) per share
As reported	$0.01	$(0.01)	$0.02	$(0.06)
Pro forma	$(0.03)	$(0.12)	$(0.04)	$(0.19)

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45, at the beginning of 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table presents details of WiseNut’s assets and liabilities acquired by the Company as of the acquisition date (in thousands):

Cash and cash equivalents	$311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378
Goodwill	969

Net assets acquired	$9,495

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

7. Related Party Transactions:

In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million. The remaining investment balance at June 30, 2003 is $0.4 million, which reflects the estimated value upon final liquidation of the joint venture.

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

We derived 65% and 64% of our listings revenues in the three and six months ended June 30, 2003, respectively, and 48% and 41% of our listings revenues in the three and six months ended June 30, 2002, respectively, from our relationship with Microsoft. Internet search traffic is increasingly concentrated among a small number of portals and ISPs, of which Microsoft is one. The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to the growing popularity of Microsoft’s MSN search service among Internet users and changes in Microsoft’s search service which resulted in more clicks on our search results, contributing 67% and 78% of the increase for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. Revenue associated with our newly acquired United Kingdom and Japan subsidiaries accounted for 12% and 5% of the growth for the three and six months ended June 30, 2003, respectively, compared to the three and six months ended June 30, 2002.

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

The increases in cost of revenues and distribution costs as a percentage of revenue were primarily attributable to the growth in revenue. This resulted in an increase in our distribution costs of 6% and 7% for the three months ended June 30, 2003 compared to the three and six months ended June 30, 2003 from higher contractual revenue sharing costs due to the tiered structure of certain revenue sharing agreements, most notably with Microsoft. Additionally, our distribution costs increased 3% and 8% for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 related to revenue sharing obligations on Small Business Listings clicks with our partners, which began in the second quarter of 2002. We expect distribution costs as a percent of revenue to be approximately 53-55% in 2003, assuming no significant changes to our current distribution levels. If we enter into agreements with additional significant distribution partners, average distribution costs as a percentage of revenue may increase.

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

Income Tax Expense

The provision for income taxes was $0.5 million and $0.6 million for the three and six months ended June 30, 2003 compared to $10,000 and $24,000 for the three and six months ended June 30, 2002. Our effective tax rate was 30% and 22% for the three and six months ended June 30, 2003, respectively, and was due primarily to statutory tax rates associated with doing business in countries where there are no historical losses to offset current income and federal alternative minimum taxes. The Company did not incur tax expense on 2002 U.S. net income due to loss carryforwards and tax credits. Income tax expense for the three and six months ended June 30, 2002 was primarily associated with our Australian operations. The effective tax rate in the upcoming quarters and for the year ending December 31, 2003 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

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

Although we expect our listings revenues to continue to increase as an absolute number and as a percentage of total revenues, this may not occur due to continued weakness in the online advertising market, reductions in advertising expenditures, and downward pressure on advertising rates industry-wide. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find search marketing to be a less effective means of promoting their products or services relative to other advertising media and may reduce or eliminate their expenditures on search marketing. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet.

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

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have an agreement with AboveNet Communications, Inc. to house equipment for networking and to provide network connectivity services. Our network connectivity and network hardware infrastructure are fully redundant at separate locations. However, we do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 15, 2003	LOOKSMART, LTD.

	By:	/s/ MARTIN ROBERTS
Martin Roberts Vice President (Principal Financial Officer)

By:	/s/ ANDY LAVAGNINO
Andy Lavagnino Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31(8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

10.32(9)	Letter agreement between the Registrant and Peter Adams dated September 17, 2001

10.33(10)	Source Code License Agreement between the Registrant and Viator Ventures, Inc., dated October 26, 2001

10.34++(10)	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

10.35(11)	Settlement Agreement and Release between the Registrant and Dianne Dubois dated May 27, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(10)	Filed in connection with the Company’s Annual Report on Form 10-K/A filed with the SEC on August 5, 2003.
(11)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.
(++)	Confidential treatment has been requested with respect to portions of the exhibit.