Form 10-Q/A
period 2003-06-30
LOOKSMART LTD
filed 2003-11-07
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

FORM 10-Q

EXPLANATORY NOTE

The Form 10-Q for the quarter ended June 30, 2003 was originally filed on August 14, 2003 and amended on September 5, 2003. This 10-Q/A is being filed solely for purposes of providing an amended Exhibit 10.34. Except for the exhibit, no information included in the original 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, we urge you to carefully review and consider the various disclosures made by us in our recent filings with the Securities and Exchange Commission, including recent Current Reports on Form 8-K and our future filings with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

LOOKSMART, LTD.

By:	/s/ WILLIAM LONERGAN
William Lonergan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.34++	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(++)	Confidential treatment has been requested with respect to portions of the exhibit.