Form 10-Q
period 2003-09-30
LOOKSMART LTD
filed 2003-11-12
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, there were 106,934,073 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,115	$47,696
Short-term investments	5,143	3,568
Trade accounts receivable, net	21,269	15,852
Prepaid expenses	2,981	2,048
Other current assets	357	1,866

Total current assets	85,865	71,030
Property and equipment, net	8,600	9,404
Security deposits and other assets	6,156	5,086
Intangible assets, net	6,080	6,182
Goodwill	9,111	8,852

Total assets	$115,812	$100,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Other accrued liabilities	$24,495	$18,429
Deferred revenue	5,421	7,798
Trade accounts payable	1,736	3,333
Long term debt, current portion	111	1,188

Total current liabilities	31,763	30,748
Long term debt	1,031	983
Other long term liabilities	—	921

Total liabilities	32,794	32,652
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at September 30, 2003 and December 31, 2002; Issued and Outstanding: 106,273 and 101,421 at September 30, 2003 and December 31, 2002	104	100
Additional paid-in capital	260,809	249,244
Other equity	106	718
Accumulated deficit	(178,001)	(182,160)

Total stockholders’ equity	83,018	67,902

Total liabilities and stockholders’ equity	$115,812	$100,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Listings	$36,700	$20,131	$100,778	$53,641
Licensing	3,600	3,635	11,331	11,135

Total revenues	40,300	23,766	112,109	64,776

Cost of revenues	20,016	9,933	55,471	22,969

Gross profit	20,284	13,833	56,638	41,807

Operating expenses:
Sales and marketing	6,007	4,364	17,636	15,800
Product development	8,396	5,108	23,337	17,288
General and administrative	3,393	2,794	9,999	7,784

Total operating expenses	17,796	12,266	50,972	40,872

Income from operations	2,488	1,567	5,666	935

Non-operating income (expense):
Interest and other non-operating expense, net	(347)	(1,161)	(263)	(3,774)
Share of joint venture loss	—	(874)	(563)	(2,803)

Income (loss) from continuing operations before income taxes and extraordinary gain	2,141	(468)	4,840	(5,642)
Income tax (expense) benefit	(283)	1	(884)	(23)

Income (loss) from continuing operations before extraordinary gain	1,858	(467)	3,956	(5,665)
Loss from discontinued operations	—	—	—	(972)

Income (loss) before extraordinary gain	1,858	(467)	3,956	(6,637)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	202	—

Net income (loss)	1,858	(467)	4,158	(6,637)

Other comprehensive income (loss):
Change in unrealized gain on securities during the period	1	—	1	(1)
Change in translation adjustment	(103)	28	112	426

Comprehensive income (loss)	$1,756	$(439)	$4,271	$(6,212)

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) per share:

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.04	$(0.06)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.02	$(0.00)	$0.04	$(0.07)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.04	$(0.06)
Loss from discontinued operations	—	—	—	(0.01)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.00	—

Net income (loss)	$0.02	$(0.00)	$0.04	$(0.07)

Weighted average shares outstanding used in per share calculation—basic	104,730	97,246	102,596	95,798
Weighted average shares outstanding used in per share calculation—diluted	113,375	97,246	110,208	95,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,158	$(6,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of joint venture loss	563	2,803
Depreciation and amortization	5,833	5,672
Stock based compensation	2,715	1,716
(Income) loss from sale of assets and other non-cash charges	(19)	311
Loss from discontinued operations	—	972
Extraordinary gain from the purchase of BTLS joint venture entities	(202)	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	(5,417)	(962)
Prepaid expenses	(933)	(447)
Other assets	973	177
Trade accounts payable	(1,597)	839
Other accrued liabilities	6,993	4,821
Deferred revenue	(2,377)	(1,072)

Net cash provided by operating activities	10,690	8,193

Cash flows from investing activities:
Acquisition of assets	(612)	—
Purchase of short-term investments	(1,575)	—
Proceeds from sale of short-term investments	—	13,146
Funding to joint venture and subsidiaries	(500)	(1,516)
Restricted cash	—	1,978
Payments for property, equipment and capitalized software development	(4,726)	(4,247)
Proceeds from the sale of property and equipment	1	94
Business acquisition, cash acquired	—	311

Net cash (used in) provided by investing activities	(7,412)	9,766

Cash flows from financing activities:
Repayment of notes and leases	(1,161)	(1,449)
Proceeds from issuance of notes	—	1,622
Proceeds from issuance of common stock	6,190	2,364

Net cash provided by financing activities	5,029	2,537

Effect of exchange rate changes on cash	112	225

Increase in cash and cash equivalents	8,419	20,721
Cash and cash equivalents, beginning of period	47,696	29,766

Cash and cash equivalents, end of period	$56,115	$50,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart helps businesses of all sizes harness the power of search to generate cost-effective sales leads. LookSmart’s suite of listings products enables businesses to reach Internet users through top portals and ISPs.

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

Concentration of Business Risk

The Company derived approximately 66% and 57% of listings revenues in the three months ended September 30, 2003 and 2002, respectively, and 65% and 47% of listings revenues in the nine months ended September 30, 2003 and 2002, respectively, from its relationship with Microsoft. The amended agreement expires on January 15, 2004.

The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on January 15, 2004.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$1,858	$(467)	$4,158	$(6,637)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	1,561	309	2,715	1,771
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,734)	(4,906)	(13,696)	(18,743)

Pro forma net loss	$(1,315)	$(5,064)	$(6,823)	$(23,609)

Basic net income (loss) per share
As reported	$0.02	$(0.00)	$0.04	$(0.07)
Pro forma	$(0.01)	$(0.05)	$(0.07)	$(0.25)

Diluted net income (loss) per share
As reported	$0.02	$(0.00)	$0.04	$(0.07)
Pro forma	$(0.01)	$(0.05)	$(0.06)	$(0.25)

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

Combined revenues from foreign subsidiaries were 13% and 0% of total revenue in the nine months ended September 30, 2003 and 2002 and were derived from its operations in Australia, Japan and the United Kingdom, all of which were individually less than 10% of total revenue for the three and nine months ended September 30, 2003 and 2002.

As of September 30, 2003 and December 31, 2002, all of the Company’s accounts receivable, intangible assets and goodwill related to the listings segment.

As of September 30, 2003 and December 31, 2002, deferred revenue by segments was as follows (in thousands):

	September 30, 2003	December 31, 2002
Listings	$5,399	$3,983
Licensing	22	3,815

Total	$5,421	$7,798

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN No. 45, at the beginning of 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and believes it will not be necessary to include in the Company’s financial statements any assets, liabilities, or activities of BT LookSmart, Ltd., its joint venture with British Telecommunications. The Company will continue to evaluate the impact of FIN No. 46 on the consolidated financial statements and related disclosures.

In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides for certain changes in the accounting treatment of derivative contracts and is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which will continue to be applied in accordance with their respective effective dates. The guidance will be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003. Management believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2002 included in its Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2003, 0.4 million escrow shares were released in accordance with the agreement. The fair value of these shares was determined on the date of the scheduled release from escrow and were recorded as goodwill and assigned to the Listings segment.

The following table presents details of WiseNut’s assets and liabilities acquired by the Company (in thousands):

Cash and cash equivalents	$311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378
Goodwill	1,117

Net assets acquired	$9,643

The following pro forma results of operations reflect the combined results of LookSmart and Wisenut for the nine months ended September 30, 2002, as if the business combination occurred as of the beginning of the year.

Nine Months Ended Septmeber 30, 2002
Revenue	$64,846

Net loss	$(8,191)

Loss per share – basic and diluted	$(0.09)
Weighted average shares outstanding used in per share calculation – basic and diluted	95,798

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

Goodwill and intangible assets are as follows (in thousands):

	September 30, 2003	December 31, 2002
Goodwill	$11,805	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	$9,111	$8,852

Intangible assets	$9,763	$8,474
Less accumulated amortization	3,683	2,292

Intangible assets, net	$6,080	$6,182

Intangible asset amortization expense was $0.4 million and $0.4 million for the three months ended September 30, 2003 and 2002 and $1.4 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively, and was included in cost of revenue and product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2003	$368
2004	1,357
2005	1,357
2006	923
2007	923
Thereafter	1,152

5. Commitments and Contingencies

Legal Proceedings

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints. In November 2002, the Company filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003. The Company filed an answer to the amended complaint in January 2003. Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time. In June 2003, the Company reached a tentative agreement to settle the matter and in October 2003, the Superior Court approved the settlement.

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

6. Net Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator—Basic and diluted:
Net income (loss)	$1,858	$(467)	$4,158	$(6,637)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	104,730	97,246	102,596	95,798
Dilutive common equivalent shares:
Options	7,839	—	6,807	—
Warrants	9	—	8	—
Escrow Shares	797	—	797	—

Shares used to compute diluted EPS	113,375	97,246	110,208	95,798

Net income (loss) per share:
Basic	$0.02	$(0.00)	$0.04	$(0.07)
Diluted	$0.02	$(0.00)	$0.04	$(0.07)

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options and warrants as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Options	164	6,340	527	3,818
Warrants	22	1,438	28	427

Total antidilutive shares	186	7,778	555	4,245

7. Related Party Transactions:

In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million. The remaining investment balance at September 30, 2003 is $0.4 million, which reflects the estimated value upon final liquidation of the joint venture.

In April 2002, the Company loaned an executive officer of the Company $0.3 million. The loan is interest-free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount forgiven, plus imputed interest and payments to cover taxes were charged to operations ratably over the life of the loan was $0.1 million for the three and nine months ended September 30, 2003, respectively. Due to the resignation of the executive officer, the outstanding unforgiven balance of $0.2 million is due no later than April 30, 2004.

8. Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in the nine months ended September 30, 2002. Revenue included in the loss on disposal was $0 and $0.6 million in the nine months ended September 30, 2003 and 2002, respectively. Pretax net loss reported in discontinued operations was $0 and $63,000 in the nine months ended September 30, 2003 and 2002, respectively. Loss from discontinued operations was $0 in 2003 and $1.0 million in 2002.

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

10. Subsequent Event

On October 6, 2003, the Company announced that Microsoft will not renew its distribution and licensing agreement. The Company and Microsoft have agreed to extend the terms of the current agreement through January 15, 2004, after which the agreement will terminate. The Company is evaluating the impact of this event on the carrying value of its goodwill, intangible and long-term assets, and will record any adjustments in the fourth quarter of 2003.

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

Overview

LookSmart search listings enable businesses to reach Internet users through top portals and ISPs. Our suite of listings products provides businesses of all sizes the opportunity to have listings for their company and products included in our distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information.

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

Goodwill and Intangible Assets. We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually. The Company did not record a goodwill impairment charge in the first nine months of 2003. Cash flow forecasts used in evaluation of goodwill and intangibles are based on trends of historical performance and management’s estimate of future performance. The Company will perform an impairment analysis of its goodwill and intangible assets in the fourth quarter of 2003.

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

Results of Operations

Revenues

On October 6, 2003, we announced that Microsoft will not renew its distribution and licensing agreement beyond January 15, 2004.

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

Listings. We derive listings revenues from our suite of listings products, including LookListings, affiliate partner commissions and Sponsored Listings. Revenues from LookListings and Sponsored Listings are primarily composed of per-click fees that we charge customers and often also include one-time review fees or set-up fees when generating listings for customers and including them in our search results.

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

Listings revenues were $36.7 million and $100.8 million for the three and nine months ended September 30, 2003, representing an 82% and 88% increase over listings revenue of $20.1 million and $53.6 million for the three and nine months ended September 30, 2002, respectively. The growth is due to a 215% increase in paid URL’s as of September 30, 2003 compared to September 30, 2002 and the addition of 15,000 new customers since September 30, 2002. Listings revenue accounted for 91% and 90% of total revenues for the three and nine months ended September 30, 2003, compared to 85% and 83% for the three and nine months ended September 30, 2002.

We derived 66% and 65% of our listings revenues in the three and nine months ended September 30, 2003, respectively, and 57% and 47% of our listings revenues in the three and nine months ended September 30, 2002, respectively, from our relationship with Microsoft. The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to changes in Microsoft’s search service which resulted in more clicks on our search results, contributing 77% and 86% of the increase for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Revenue associated with our United Kingdom and Japan subsidiaries accounted for 20% and 8% of the growth for the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002.

We believe listings revenues will decline slightly in the fourth quarter of 2003 due to the removal of our directory layer from the UK MSN page. In addition, we expect revenue to decline significantly in the first quarter of 2004.

Paid clicks increased to 224.1 million and 610.6 million for the three and nine months ended September 30, 2003. This represents an increase of 87% and 120% compared to 119.8 million and 277.5 million in the three and nine months ended September 30, 2002. Due to the removal of our directory layer from the UK MSN page in the fourth quarter of 2003 and the termination of our agreement with MSN on January 15, 2004, we expect paid clicks to decline in 2004.

Listings revenue per click, the average cost per click to advertisers, decreased slightly to $0.16 per click for both the three and nine months ended September 30, 2003 from $0.17 per click for the three months ended September 30, 2002 and $0.18 for the nine months ended September 30, 2002. Declining rates for our domestic listings resulted in a decline $0.01 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In addition, the overall revenue per click declined $0.01 for the three and nine months ended September 30, 2003 due to the integration of our United Kingdom and Japanese subsidiaries. We expect revenue per click to remain relatively constant in the near term.

Licensing. We license our database content to Microsoft and customize it for their use. Licensing revenue was $3.6 million and $11.3 million for the three and nine months ended September 30, 2003, compared to $3.6 million and $11.1 million for the three and nine months ended September 30, 2002. The Company derives all of its licensing revenue from its agreement with Microsoft, which expires on January 15, 2004, after which we expect to have no licensing revenue. After the agreement expires, Microsoft has the right to continue to use the content we delivered during the term of the agreement. Microsoft also has the right to sublicense these rights to others, both during and for up to two years after the term of the agreement.

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

Cost of revenues were $20.0 million and $55.5 million for the three and nine months ended September 30, 2003, respectively, representing an increase of 102% and 142% over cost of revenues of $9.9 million and $23.0 million for the three and nine months ended September 30, 2002, respectively. Distribution costs as a percentage of revenue increased to 54% and 53% for the three and nine months ended September 30, 2003 from 43% and 40% for the three and nine months ended September 30, 2002, respectively.

The increases in cost of revenues and distribution costs as a percentage of revenue were primarily attributable to the growth in revenue, which triggered higher contractual revenue sharing costs due to the tiered structure of certain revenue sharing agreements, most notably with Microsoft. We expect distribution costs as a percent of revenue to be approximately 53-55% in the fourth quarter of 2003 and in 2004, assuming no significant changes to our current distribution levels. If we enter into or exit agreements with additional significant distribution partners, average distribution costs as a percentage of revenue may increase.

Operating Expenses

For purposes of managing our resources, we do not track operating expenses by reportable segment, but treat these as shared overhead of our reportable segments.

Due to the termination of our distribution and licensing agreement with Microsoft on January 15, 2004, we intend to restructure our operations over the next two quarters, which will significantly reduce our operating costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Amortization of deferred stock compensation	$4	$226	$39	$738

Stock compensation related to variable options	420	(64)	695	54

Bad debt expense	64	—	58	580

Other sales and marketing expense	5,519	4,202	16,844	14,428

Total sales and marketing expense	$6,007	$4,364	$17,636	$15,800

As % of revenue	15%	18%	16%	24%

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

Bad debt expense for the three months ended September 30, 2003 increased $0.1 million from the third quarter of 2002 and bad debt expense for the nine months ended September 30, 2003 decreased $0.5 million from the nine months ended September 30, 2002. In the third quarter of 2003, the Company recorded a bad debt expense of $0.1 million, which related primarily to the accounts receivable of the United Kingdom subsidiary. The decrease in the year-to-date expense was due to the improvement in the Company’s rate of collections and the application of the improved collection rates to the Company’s domestic accounts receivable.

Other sales and marketing expenses for the three and nine months ended September 30, 2003, increased 31% and 17% from the three and nine months ended September 30, 2002. This increase was due primarily to additional costs related to our United Kingdom and Japanese subsidiaries. We expect these costs to remain relatively constant for the remainder of the year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Amortization of deferred stock compensation	$32	$255	$120	$778

Stock compensation related to variable options	930	(71)	1,552	77

Other product development expense	7,434	4,924	21,665	16,433

Total product development expense	$8,396	$5,108	$23,337	$17,288

As % of revenue	21%	21%	21%	27%

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

The increase in other product development expenses of 51% and 32% for the three and nine months ended September 30, 2003 compared to 2002 was due to $0.9 million and $2.1 million of additional salary and benefit expense and temporary staff expenses incurred in the three and nine months ended September 30, 2003, a reduction in total capitalized costs of $0.5 million and $0.4 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2003 in additional costs associated with our United Kingdom and Japanese subsidiaries. We expect these costs to remain relatively constant for the remainder of the year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Amortization of deferred stock compensation	$—	$20	$7	$89

Stock compensation related to variable options	182	(52)	309	34

Other general and administrative expense	3,211	2,826	9,683	7,661

Total general and administrative expense	$3,393	$2,794	$9,999	$7,784

As % of revenue	8%	12%	9%	12%

Amortization of deferred stock compensation is related to stock granted to employees at less than market value.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates.

Other general and administrative expense increased 14% and 26% in the three and nine months ended September 30, 2003 compared to 2002, respectively. The increase in expenses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to additional costs associated with our United Kingdom and Japanese subsidiaries. The remaining increase for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to an increase of $0.3 million of additional fees related to tax consulting, audit fees and consulting fees related to compliance with the Sarbanes-Oxley Act in addition to $0.6 million related to the proposed settlement of pending litigation related to our small business product. We expect other general and administrative costs to remain relatively constant for the remainder of the year.

Non-Operating Expenses

Interest and Other Non-Operating Income (expenses), net. Interest and other non-operating income (expense), net was an expense of $0.3 million and $0.3 million for the three and nine months ended September 30, 2003, respectively, compared to expense of $1.2 million and $2.8 million for the three and nine months ended September 30, 2002, respectively. This decrease was primarily the result of the settlement of the Company’s loan with Transceptgate, a subsidiary of BT in December 2002.

Share of Joint Venture Loss. Share of joint venture loss includes LookSmart’s 50% share of the loss of BT LookSmart. The Company recorded $0.0 and $0.6 million of equity losses for the three and nine months ended September 30, 2003, respectively, compared to $0.9 million and $2.8 million in expense recorded in the three and nine months ended September 30, 2002, respectively. In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture. The decrease in the equity losses compared to the prior year was a result of the joint venture winding down operations. The joint venture investment balance at September 30, 2003 approximates the expected distribution of joint venture assets. We do not expect significant gains or losses from the joint venture in the future.

Income Tax Benefit (Expense)

The provision for income taxes was $0.3 million and $0.9 million for the three and nine months ended September 30, 2003 compared to a benefit of $1,000 and expense of $23,000 for the three and nine months ended September 30, 2002. Our effective tax rate was 13% and 18% for the three and nine months ended September 30, 2003, respectively, and was due primarily to statutory tax rates associated with doing business in countries where there are no historical losses to offset current income and federal alternative minimum taxes. The Company did not incur tax expense on 2002 U.S. net income due to loss carryforwards and tax credits. Income tax expense for the three and nine months ended September 30, 2002 was primarily associated with our Australian operations. The effective tax rate in the upcoming quarters and for the year ending December 31, 2003 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal. Revenue included in the loss on disposal was $0 and $0.6 million in the nine months ended September 30, 2003 and 2002, respectively. Pretax net loss reported in discontinued operations was $0 and $63,000 in the nine months ended September 30, 2003 and 2002, respectively.

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

Liquidity and Capital Resources

The Company invests cash pending use in investment grade debt and equity instruments with maturities of less than one year, with the intent to make such funds available for operating purposes. As of September 30, 2003, the Company had $61.3 million of unrestricted cash, cash equivalents and short-term investments.

Operating activities provided $10.7 million of cash in the nine months ended September 30, 2003 compared to $8.2 million in the nine months ended September 30, 2002. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the nine months ended September 30, 2003 compared to the same period in 2002.

Net cash used in investing activities was $7.4 million in the nine months ended September 30, 2003, compared to cash provided by investing activities of $9.8 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Company sold short-term investments of $13.1 million compared to purchases of $1.6 million for the nine months ended September 30, 2003. Additionally, investment activity increased during the nine months ended September 30, 2003 associated with the acquisition of property and equipment and capitalized software from $4.2 million in 2002 to $4.7 million in 2003. We expect to invest a total of approximately $1 million in capital expenditures in fourth quarter of 2003.

Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2003, compared to $2.5 million for the nine months ended September 30, 2002. The cash provided by financing activities in both periods was due primarily to proceeds received from the issuance of common stock in connection with employee stock option exercises.

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

Operating Lease Obligations—We have operating leases covering facilities in San Francisco, New York and Los Angeles and various international offices. We also have some minor operating leases relating to equipment.

Note Obligations —We have entered into a note agreement to finance tenant improvements.

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At September 30, 2003, outstanding letters of credit related to security of building leases of $1.6 million.

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

We likely will not be able to maintain profitability in 2004, which could result in a decline in our stock price

After the fourth quarter of 2003, we likely will not be able to maintain profitability. On October 6, 2003, we announced that Microsoft will not renew its distribution and licensing agreement with us after it expires on January 15, 2004. Our business and financial results will be materially and adversely affected following the end of the MSN relationship. Microsoft accounted for approximately 65% of listings revenues and all of our licensing revenue in the nine months ended September 30, 2003. Accordingly, we likely will be unable to maintain profitability in future quarters.

We reached profitability for the first time in the fourth quarter of 2002. Prior to that time, we incurred net losses in every quarter since inception, including net losses of approximately $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of September 30, 2003, we had an accumulated deficit of $178.0 million.

The extent of our net losses in 2004 will depend on our ability to preserve revenues, develop our distribution network and sources of click traffic, restructure our business in light of the loss of the Microsoft relationship, and contain our expenses. We expect to spend significant amounts to:

•	maintain and expand our network of distribution partners and make revenue sharing payments to our distribution partners,

•	continue to develop and expand our databases of Internet listings, particularly in the U.S., and

•	develop new listings products and enhance our search services.

Because of the foregoing factors, and others outlined in this report, we will likely be unable to maintain profitability on a quarterly or annual basis in 2004.

We may lose customers and our revenue per click may fall as a result of the expiration of the Microsoft agreement in January 2004, which would cause a decline in our revenues

We may lose additional advertisers from our advertiser base and our average revenue per click may fall as a result of the loss of Microsoft as a distribution partner after January 15, 2004. Most of our advertising contracts are short-term in nature and are terminable on short notice. It is difficult to predict whether, and to what extent, we will lose advertisers or advertisers will pay reduced revenues per click after the Microsoft agreement ends. If enough of our advertisers terminate their advertising contracts with us, or if our revenue per click falls significantly, then our listings revenues and results of operations would be materially and adversely affected.

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network after January 2004, our ability to generate revenues would be seriously harmed

Our ability to generate paid clicks depends on the distribution of our listings through our network of portals, ISPs and media companies. Because our revenues depend on clicks on our paid listings, growth in our listings business depends on the volume of traffic on our distribution network. Microsoft accounted for approximately 75% of our paid clicks and 66% of our listings revenues in the third quarter of 2003. Our distribution agreement with Microsoft expires on January 15, 2004. After that time, even if we find alternative distribution partners, our volume of traffic will likely decline significantly. We face competition for traffic sources from other paid listing providers, some of whom have greater technical and capital resources than we do. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our revenues are concentrated in the listings segment and our growth prospects depend on the success of our listings business; if we were unable to find alternative sources of revenue in this segment or contain our costs, our results of operations and financial conditions would suffer

To maintain profitability through the fourth quarter of 2003, and to regain profitability after the end of the Microsoft relationship in January 2004, we will need to continue expanding our listings business or significantly reduce our operating costs. Listings accounted for $36.7 million or 91.1% of our revenues in the third quarter of 2003. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations and financial condition will suffer.

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

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the loss of Microsoft as a distribution partner after January 15, 2004, changes to the terms of our distribution agreements, or changes by our distribution partners in their web sites that affect the number of clicks on our search results,

•	changes in the number of advertisers who purchase our listings, or the number of listings purchased by our large business customers,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the timing of revenue recognition under our listings and licensing contracts,

•	the timing of our entry into and termination of new contracts for distribution and licensing,

•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers, and whether occurring on our web site or the web sites of our distribution partners,

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting, or

•	the timing of our delivery of URL listings under our contract with Microsoft, which will terminate on January 15, 2004. We recognize quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

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

We face growing competitive pressures in the search marketing industry which, if this trend towards increasing competitive pressures were to continue, could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving sponsored search and paid inclusion industry, which presents many uncertainties that could require us to further refine our business model. Our success will depend on many factors, including our ability to:

•	profitably establish and expand our listings product offerings,

•	compete with our competitors, some of whom have greater capital or technical resources than we do,

•	expand and maintain our network of distribution relationships, thereby increasing the amount of traffic using our search results, and

•	attract and retain a large number of advertisers from a variety of industries.

We compete with companies that provide pay-for-placement products, paid inclusion products, and other forms of search marketing, including About.com, AOL Time Warner, Ask Jeeves, FindWhat, Google, Microsoft’s MSN, Terra Lycos and Yahoo. In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have greater capital or technical resources, larger distribution networks or proprietary user bases, longer operating histories and greater brand recognition than we have.

The search industry has recently experienced rapid consolidation, particularly with the acquisitions of companies offering algorithmic search indices and paid inclusion programs. In March 2003, Yahoo acquired Inktomi, which offers a paid inclusion program for its algorithmic search index. In April 2003, Overture Services acquired AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. In October 2003, Yahoo acquired Overture Services. Industry consolidation may result in larger competitors with a greater focus on algorithmic search, sponsored listings or paid inclusion products. If these industry trends continue, or if we are unable to compete in the sponsored listings and paid inclusion industries, our financial results may suffer.

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a significant portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of September 30, 2003 was $2.4 million or 10% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the changes necessary in light of the loss of the Microsoft relationship, it is difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of October 31, 2003, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 18.8 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We have developed custom, proprietary software for use by our editors to create the LookSmart directories, and we also use proprietary and licensed software to crawl the web and index web pages, search the database, distribute our search results and serve associated web pages. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	substantial increases in editorial activity or the number of listings in our search databases,

•	customization of our search results for distribution to particular partners,

•	substantial increases in the number of search queries to our database, or

•	the addition of new products, features or changes in our directory structure, such as the Sponsored Listings product launched in October 2003.

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

Any failure in the performance of our operating systems could harm our business and reputation, which could materially and adversely affect our revenues

Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, power interruptions, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or a decrease in the responsiveness of the web pages that we serve could result in reduced clicks and revenues. A system failure that prevents us from tracking paid clicks or reporting accurate information to our customers’ online accounts could adversely affect our reputation and financial results. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center and editorial department which are both located at our San Francisco, California office. An interruption in our ability to provide customer support and editorial services would adversely affect our business.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart

In the fourth quarter of 2002, we and BT agreed to close our joint venture, BT LookSmart. We are in the process of dissolving the joint venture and may incur unforeseen expenses in connection with the dissolution. Also, we have assumed the operations of BT LookSmart in the United Kingdom and Japan and we may incur costs in excess of the amounts we forecasted in connection with the operation of those businesses.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions will likely also dilute our existing stockholders

Although we currently have no plans, proposals or agreements to make acquisitions, if we are presented with appropriate opportunities, we intend to make acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets or record impairment of goodwill in connection with future acquisitions, which would adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments of restricted cash. The Company had no derivative financial instruments as of September 30, 2003 or 2002. The Company invests in debt instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue and issuer is limited.

Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were 17% and 3% of total revenues in the quarters ended September 30, 2003 and 2002, and were derived from our Australian, United Kingdom and Japanese operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian dollar, the United Kingdom Pound, the Japanese Yen and the United States dollar. The effect of foreign exchange rate fluctuations on the Company for quarters ended September 30, 2003 and 2002 were not material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints. In November 2002, the Company filed a motion to dismiss the claims in the amended complaint. The court denied the motion in January 2003. The Company filed an answer to the amended complaint in January 2003. Plaintiffs have served document and deposition requests, but no other discovery is being sought at this time. In June 2003, the Company reached a tentative agreement to settle the matter and in October 2003 the Superior Court approved the settlement.

The Company is not a party to any other material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Please see the exhibit list following the signature of this report.

(b)	Form 8-K

The Company furnished a Current Report on Form 8-K on July 29, 2003 (second quarter 2003 financial results) and filed Current Reports on Form 8-K on October 6, 2003 (Microsoft non-renewal) and October 28, 2003 (third quarter 2003 financial results).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.4+(1)	License and Update Agreement with Microsoft Corporation

10.6+(1)	Development Agreement with Cox Interactive Media, Inc.

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.21(4)	Employment Agreement with Kevin Berk dated September 29, 2000

10.22(4)	Employment Agreement with Brian Goler dated September 29, 2000

10.24(6)	Secured Promissory Note between LookSmart, Ltd. and Dianne Dubois, dated April 2, 2002

10.25(6)	Side Letter between LookSmart, Ltd. and Dianne Dubois, dated July 16, 2002

10.26+(6)	Amendment No. 4 to the License and Update Agreement between LookSmart, Ltd. and Microsoft Corporation dated as of April 9, 2002

10.27(7)	Letter agreement between the Registrant and Robert Goldberg dated March 4, 2002

10.28(7)	Letter agreement between the Registrant and Brian Cowley dated May 30, 2002

10.29(7)	Letter agreement between the Registrant and Martin Roberts dated July 1, 2002

10.30(7)	Letter agreement between the Registrant and Jason Kellerman dated September 24, 2002

10.31(8)	Settlement Agreement between the Registrant, Transceptgate Ltd., LookSmart Barbados, Inc., BT LookSmart, Ltd. and British Telecommunications Plc., dated December 3, 2002

10.32(9)	Letter agreement between the Registrant and Peter Adams dated September 17, 2001

10.33(10)	Source Code License Agreement between the Registrant and Viator Ventures, Inc., dated October 26, 2001

10.34++(12)	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

10.35(11)	Settlement Agreement and Release between the Registrant and Dianne Dubois dated May 27, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2001.

(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(10)	Filed in connection with the Company’s Annual Report on Form 10-K/A filed with the SEC on August 5, 2003.
(11)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003.
(12)	Filed in connection with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.
(++)	Confidential treatment has been requested with respect to portions of the exhibit.