Form 10-Q/A
period 2003-09-30
LOOKSMART LTD
filed 2003-12-10
CIK 1077866

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

FORM 10-Q

EXPLANATORY NOTE

The Form 10-Q for the quarter ended September 30, 2003 was originally filed on November 12, 2003. This Form 10-Q/A is being filed solely for purposes of amending Part I, Item 1 (Balance Sheet, Note 1, Note 7) and Part I, Item 2 (Management’s Discussion and Analysis, Factors Affecting Operating Results). Except for the portions mentioned above, no information included in the original Form 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the Form 10-Q was originally filed and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, we urge you to carefully review and consider the various disclosures made by us in our recent filings with the Securities and Exchange Commission, including any reports filed since the date this 10-Q was originally filed, and our future filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,115	$47,696
Short-term investments	5,143	3,568
Trade accounts receivable, net	21,269	15,852
Prepaid expenses	2,981	2,048
Other current assets	357	1,866

Total current assets	85,865	71,030
Property and equipment, net	8,600	9,404
Security deposits and other assets	6,156	5,086
Intangible assets, net	6,080	6,182
Goodwill	9,111	8,852

Total assets	$115,812	$100,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued distribution and partner costs	$15,754	$15,129
Other accrued liabilities	8,741	$3,300
Deferred revenue	5,421	7,798
Trade accounts payable	1,736	3,333
Long term debt, current portion	111	1,188

Total current liabilities	31,763	30,748
Long term debt	1,031	983
Other long term liabilities	—	921

Total liabilities	32,794	32,652
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at September 30, 2003 and December 31, 2002; Issued and Outstanding: 106,273 and 101,421 at September 30, 2003 and December 31, 2002	104	100
Additional paid-in capital	260,809	249,244
Other equity	106	718
Accumulated deficit	(178,001)	(182,160)

Total stockholders’ equity	83,018	67,902

Total liabilities and stockholders’ equity	$115,812	$100,554

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

Recently Issued Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides for certain changes in the accounting treatment of derivative contracts and is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which will continue to be applied in accordance with their respective effective dates. The guidance will be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2002, the Company loaned Dianne Dubois, the Company’s then Chief Financial Officer, $0.3 million. The loan is interest-free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount forgiven, imputed interest and tax adjustments charged to operations were $16,000, $11,000 and $44,000, respectively, for the nine months ended September 30, 2003 and $31,000, $9,000 and $0 for the nine months ended September 30, 2002. Due to the resignation of the Chief Financial Officer, the outstanding unforgiven balance of $0.2 million is due no later than April 30, 2004.

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

We believe listings revenues will decline slightly in the fourth quarter of 2003 due to the removal of our directory layer from the UK MSN page. On October 6, 2003, we announced that Microsoft will not renew its distribution and licensing agreement beyond January 15, 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 4.9% of our paid clicks and 5.7% of our listings revenues in the third quarter of 2003, expire on December 11, 2003 and February 24, 2004, respectively. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 4.9% of our paid clicks and 5.7% of our listings revenues in the third quarter of 2003, expire on December 11, 2003 and February 24, 2004, respectively We expect listings revenue to decline significantly in the first quarter of 2004.

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

Due to the termination of our distribution and licensing agreement with Microsoft on January 15, 2004, we intend to restructure our operations over the next two quarters, which will significantly reduce our operating costs. The restructuring will include a reduction of approximately one-half of our employees, and will affect all of our domestic and international offices. As a result, during the fourth quarter of 2003 and during 2004 the Company will incur the costs of severance and related expenditures. The Company is still in the process of determining the overall financial impact of the costs. Such costs will primarily affect operating expenses for sales and marketing and product development. In addition, the Company expects to incur a charge associated with operating lease restructuring for leases which will no longer have economic benefit to the Company in the fourth quarter of 2003 and the first quarter of 2004. Notwithstanding the impact of future restructuring charges, the restructuring of our operations will significantly reduce our operating expenses in 2004. The Company expects that it may undertake additional restructuring in 2004 to further reduce operating expenses, but does not currently have definitive plans for such restructuring.

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

Other general and administrative expense increased 14% and 26% in the three and nine months ended September 30, 2003 compared to 2002, respectively. The increase in expenses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was due to salaries, benefits and facilities costs associated with our United Kingdom subsidiary of $0.3 million and $0.4 million for the three and nine months ended September 30, 2003, and salaries, benefits and facilities costs associated with our Japanese subsidiary of $0.2 million and $0.3 million for the three and nine months ended September 30, 2003, due to the acquisition of these subsidiaries on March 1, 2003. The remaining increase for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to an increase of $0.3 million of additional fees related to tax consulting, audit fees and consulting fees related to compliance with the Sarbanes-Oxley Act in addition to $0.6 million related to the proposed settlement of pending litigation related to our small business product. We expect other general and administrative costs to remain relatively constant for the remainder of the year.

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

Operating activities provided $10.7 million of cash in the nine months ended September 30, 2003 compared to $8.2 million in the nine months ended September 30, 2002. The improvement in cash provided by operating activities is primarily attributable to increased revenue in the nine months ended September 30, 2003 compared to the same period in 2002. The termination of the Company’s distribution and licensing agreement with Microsoft will significantly reduce the Company’s revenue and cash from operating activities in 2004. In order to minimize the impact of the termination on the Company’s liquidity, the Company intends to reduce by approximately one-half the number of employees. The restructuring of our operations will reduce our sales and marketing and product development expenses in 2004 and will partially offset the anticipated reduction in cash from operating activities due to the termination of the agreement with Microsoft. The Company expects that it may undertake additional restructuring in 2004 to reduce operating expenses, but does not currently have definitive plans for such restructuring. The Company does not expect that the termination of its distribution and licensing agreement with Microsoft will have a material impact on its liquidity due to the restructuring plans noted above.

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

We likely will not be able to maintain profitability in 2004, which could result in a decline in our stock price.

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

We may lose customers and our revenue per click may fall as a result of the expiration of the Microsoft agreement in January 2004, which would cause a decline in our revenues.

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

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network after January 2004, our ability to generate revenues would be seriously harmed

Our ability to generate paid clicks depends on the distribution of our listings through our network of portals, ISPs and media companies. Because our revenues depend on clicks on our paid listings, growth in our listings business depends on the volume of traffic on our distribution network. Microsoft accounted for approximately 75% of our paid clicks and 66% of our listings revenues in the third quarter of 2003. Our distribution agreement with Microsoft expires on January 15, 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 4.9% of our paid clicks and 5.7% of our listings revenues in the third quarter of 2003, expire on December 11, 2003 and February 24, 2004, respectively. After that time, even if we find alternative distribution partners, our volume of traffic will likely decline significantly. We face competition for traffic sources from other paid listing providers, some of whom have greater technical and capital resources than we do. We cannot assure you that we will maintain and expand our distribution network on financially favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

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

Any failure in the performance of our operating systems could harm our business and reputation, which could materially and adversely affect our revenues.

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

Date: December 10, 2003

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