Form 10-K
period 2003-12-31
LOOKSMART LTD
filed 2004-03-15
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26357

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2003, was approximately $225,900,245.70. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2004, 108,592,428 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the company which will be filed no later than 120 days after December 31, 2003.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, stock compensation, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain profitability in future quarters, our ability to expand our network of distribution partners, the success of our listings business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.    BUSINESS

Overview

LookSmart is a provider of products for advertisers who wish to pay to be included in relevant web search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and make changes to their listings through the use of password-protected online accounts.

We distribute our products for advertisers on a network of portals, Internet service providers (ISPs), media companies and search engines. These companies have increasingly recognized the valuable nature of search services for their web sites. We develop custom search services for our distribution partners, in some cases providing full-web search and in other cases providing search results only for a commercial segment of searches. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

In 2003, we delivered 852 million paid clicks for our advertising customers from our distribution network. Microsoft’s MSN accounted for 68% of our revenues in 2003. In October 2003, we were informed by Microsoft that it would not renew the distribution and licensing agreement after its expiration in January 2004. MSN remained our primary source of click traffic through the expiration of our distribution agreement in January 2004. One of our greatest challenges for 2004 is to rebuild and diversify our distribution network and develop alternative sources of click traffic to replace the MSN relationship. Going forward, we intend to identify and target under-served and profitable segments of the search market. Once identified, we intend to build both distribution and proprietary traffic and leverage our existing technologies to provide high-quality search services for these segments, and to generate revenue in these segments by providing paid listings and potentially other revenue-generating products.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses find information and purchase goods and services. Search engines are one of the most popular and useful services on the Internet for people seeking to find information about businesses, goods and services. We believe that search engines will continue to play an important role in helping consumers and businesses find one another and facilitating online commerce.

Search engines provide two critical functions. First, they gather, index and store information about companies’ web sites in a database. Second, they provide Internet users with access to the databases by presenting search results in an easy-to-read format with links directly to companies’ web sites. Businesses that want to increase the number of visitors to their web sites have increasingly recognized the value of being included in search results in response to relevant words or phrases. Search marketing has experienced rapid growth in recent years, and we believe that businesses’ demand for paid placement and paid inclusion in relevant search results will continue to grow as this form of direct marketing gains broader acceptance and as Internet users increasingly rely on search engines to find relevant information.

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

Products and Services

LookListings in 2003

Our LookListings products provide businesses of all sizes the opportunity to include listings for their company and product pages in relevant search results, which are distributed across our network of distribution partners. LookSmart delivered a total of 852 million paid clicks, or clicks to a customer’s web site for which LookSmart receives payment, for its customers in 2003.

In 2003, we introduced several improvements to LookListings. In July 2003, we introduced a new LookListings platform that allows both large and small LookListings account holders access to the LookSmart Reporting Center. This easy-to-use online resource enables businesses to monitor the performance of their LookSmart listings, making campaign analysis, management and optimization simpler and more effective. In October 2003, we introduced a bid-for-placement search listings product, which enables advertisers to precisely target their campaigns by bidding for the search terms that are core to their business.

Our LookListings products include both inclusion-targeted listings and keyword-targeted listings. For maximum convenience, our customers may include both inclusion-targeted listings and keyword-targeted listings in a single, unified campaign. Keyword-targeted listings allow advertisers to select specific keywords, or search terms that are relevant to their specific web pages. Upon selecting relevant keywords, advertisers can choose a maximum price they are willing to pay for clicks, thereby controlling the position of their listings in the Sponsored Search section of the search results page. Placement of keyword-targeted listings within the Sponsored Search results depends on the click-through-rate and the maximum CPC, or cost-per-click, the advertiser is willing to pay for the listing’s campaign. We ensure that an advertiser never pays more than it needs to for its keyword-targeted listings by automatically discounting the CPC paid to the minimum value necessary to maintain the advertiser’s position in search results.

Inclusion-targeted listings provide relevant search traffic with the submission of only a URL, title, and description. These listings are displayed in the main body of search results for searches of relevant terms on LookSmart.com and some of our partners’ sites. Each click to an inclusion-targeted listing is billed at a simple, pre-set CPC determined by the advertiser’s business category. Inclusion-targeted listings are occasionally boosted into the Sponsored Search section of the search results page when space is available.

Large LookListings accounts are generally sold directly to advertisers by our sales force or indirectly by advertising agencies, search engine marketing services or other third parties. Our large customers generally purchase tens, hundreds or thousands of listings. Smaller LookListings accounts are primarily sold through an online interface on our web site and involve the payment of monthly fees on a per-click basis. Smaller LookListing account holders may add search listings for multiple pages on their Web sites, including home page, category-level and product-level pages.

Affiliate programs

Our listings business also generates revenues through our participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

FindArticles

In November 2003, we re-launched our FindArticles service, which allows consumers to search a large database of high-quality content from articles and publications. This service is now accessible to consumers from a tab on the LookSmart.com main search page. With little additional capital contribution or operating investment, we have seen a rapid increase in consumer traffic to, and revenue from, this service. We generate revenue from this service by display of our own LookListings paid listings results, and by display of paid listings provided by Google, Inc.

Listings Products 2000-2002

Prior to the changes to LookListings implemented in 2003, all clicks were billed to advertisers at pre-set rates, without reference to the advertiser’s business category and without bidding. LookListings products were divided into large and small business listings.

We launched our large business listings program in the third quarter of 2000 under the name “Subsite Listings”. This product involved the payment by web site owners of a one-time review fee and periodic “pay-per-click” and maintenance payments for the editorial review and inclusion of multiple subsites in LookSmart’s database of search results. “Pay-per-click” payments were payments based on the number of clicks to a customer’s web site from a listing in the LookSmart directory. In 2001, as a result of customer feedback and marketing information, we expanded Subsite Listings into several products, each directed at the needs of a particular segment of our customer base. LookListings for medium and large businesses consisted primarily of Directory Listings, in which LookSmart editors prepared titles and descriptions for multiple pages within the customer’s web site and included the listings in general web search results that were distributed by our distribution partners. LookListings also included Sponsored Listings, in which businesses paid for placement in a separate section of search results entitled “Sponsored Listings” in response to specific keywords, and Index Listings, in which businesses prepared their own site descriptions for inclusion in Inktomi Corporation’s search index.

Small business listings consisted of a paid inclusion product for small and medium-sized businesses launched in April 2002. LookListings Small Business listings were primarily sold through an online interface on our web site and involved the payment of a small listings set-up fee and payment by customers of monthly fees on a per-click basis. Customers then had their listings included in general search results. Small business listings were also occasionally boosted to the Sponsored Listings section of search results in some parts of our distribution network, when their listing was relevant and space was available. We also offered “Add a Category”, in which customers pay a fee to include their listings in an additional relevant category within the LookSmart directories, and “Update Description”, in which customers paid a fee to update their listings to reflect changes to their business or web site. Unlike the Large Business Listings customers, Small Business listings Customers were not able to add multiple listings for one website, such as home page, category- and product-pages.

Our first products directed at small businesses, Express Submit and Basic Submit, were launched in early 2000. With these listings products, businesses paid a fee for review of their web site by LookSmart editors for potential inclusion in the LookSmart directories. We subsequently added additional products to supplement this product line, including “Site Promote”, in which customers were eligible to have listings boosted to the Sponsored Listings section, as well as “Add a Category” and “Update Description” services.

Licensing

Until the licensing portion of our agreement with Microsoft expired on January 15, 2004, we received revenue from licensing and customizing our directories based on Microsoft’s specifications and needs. We provided custom-tailored Internet directory content according to Microsoft’s requests in six-month increments. We do not expect to receive other licensing revenues related to our directories in 2004.

Technology

Our principal assets include our software and systems for creating, building and maintaining the LookSmart index of web sites and directory, and for tracking, analyzing and reporting on our customer campaigns. In 2003, we made significant improvements to these systems, including the acquisition of Grub distributed computing system for crawling and indexing, several improvements to our LookListings product platform, and the roll-out of a bid-for-placement platform. We rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include, but are not limited to, LookSmart, LookListings, Zeal and WiseNut. We also have four patents pending on various aspects of our WiseNut technology.

LookSmart is uniquely positioned in the search industry because it offers an algorithmic search index, an editorial search directory, and a platform for paid search listings, both via paid inclusion and pay-for-placement.

Our crawler-generated search index, which currently consists of approximately 1.2 billion web pages, is based on our WiseNut technology and assets acquired in April 2002 and Grub technology acquired in January 2003. Our WiseNut technology consists of the search index and a proprietary algorithm that searches through the index and compiles the most relevant search results. We have increased the number of listings in the WiseNut index, increased the frequency of updates to the index and improved the relevancy of search results produced by the algorithm.

The LookSmart directory consists of high-quality web pages that have been editorially reviewed and categorized by human editors using our proprietary technology. As of December 31, 2003, our United States directory had approximately 2.6 million high-quality listings and our international directories had approximately 2.1 million high-quality listings. We exclude listings we believe to be pornographic or promote hatred of people based on color, nationality, religion, gender, sexual orientation or any other basis. Internet users can search our directories from the LookSmart web site or the web sites of some of our distribution partners by searching by keyword or browsing through categories and sub-categories.

Our LookListings suite of paid listings products is based on proprietary technology developed over the last three years. In 2003, we delivered 852 million paid clicks to advertisers, and we have increased the options available to advertisers to gain maximum value from their paid listings campaigns with LookSmart.

WiseNut Search Engine

Our WiseNut technology includes software for crawling the web and updating our index of approximately 1.2 billion web pages and a proprietary algorithm that searches the index and compiles relevant search results. Since our acquisition of WiseNut in April 2002, we have increased the number of documents in the index, increased the frequency of updates to the index, increased the flexibility and scalability of the technical architecture, and improved the relevance of search results produced by the algorithm. Our current efforts include continuing to improve the size and coverage of the WiseNut index and the speed and relevance of the WiseNut search engine.

Grub Crawling Technology

Our Grub technology includes a distributed computing platform for crawling and indexing the web by harnessing the unused processing capacity of multiple volunteer’s personal computers. The Grub client software is downloadable from our web site and easily installed on a participant’s personal computer. The client software then reviews a pre-set series of web sites and relays key data back to LookSmart’s servers for compilation into LookSmart’s search index. We have successfully used the software to identify dead links in the WiseNut index, thereby allowing us to remove them from the index. We believe that by automating this removal process, we may be able to achieve substantial gains in the freshness of the index and cost savings over the long term.

Campaign Tracking, Reporting and Service

We have developed a proprietary system to track, analyze, report and optimize customer campaigns. This system collects click data for each listing that we manage for our customers. The system also features proprietary algorithms that seek to discover fraudulent or robotic clicks and ensure accurate customer billing. In addition, we provide each of our LookListings customers with a password-protected online account that enables them to track and analyze their search marketing campaigns using online reports. In 2003, we made significant changes to this proprietary system, implementing bid-for-placement for keyword-targeted listings and allowing advertisers to manage both inclusion-targeted listings and keyword-targeted listings in a single account.

Community Participation

We permit certain Internet users to add non-commercial listings to our English-language directory through our Zeal.com web site. In order to create or edit listings, Internet users must pass tests to determine their qualifications with respect to particular subject matter categories and editorial guidelines. Once these users have demonstrated proficiency in their category and achieved certain quality ratings from other users, we deem them “Zealots” and provide them with access to more advanced tools to add listings and manage categories. To date, Zeal’s community of volunteers has contributed more than 250,000 high quality, non-commercial listings to the directories.

Unified Editorial Model

We have developed a proprietary software application, the Unified Editorial Model, or UEM, used by our editors to create, edit, categorize and place listings in LookSmart’s directories. The UEM also allows Zealots to contribute non-commercial listings in their area of expertise to the LookSmart database. This system has undergone frequent revision and upgrade and multiple editors can use the application simultaneously. In addition to the UEM, we have developed or licensed several algorithms which enable us to extract data from the database, publish this data in various editions of the directory and perform routine maintenance on the database, such as dead link checking.

Distribution Network

We actively pursue relationships with portals, ISPs, media companies, search services and other web sites in order to maintain and increase the distribution of our listings. These relationships are key drivers of our growth because more distribution generally results in more clicks and listings revenues. We develop custom search services for our distribution partners, in some cases providing full-web search and in other cases providing search results only for a commercial segment of searches. In 2003, we delivered 852 million paid clicks for our advertising customers from our distribution network. Microsoft’s MSN accounted for 64% of our listings revenues and remained our primary source of click traffic through the expiration of our distribution agreement in January 2004. One of our greatest challenges for 2004 is to rebuild and diversify our distribution network and develop alternative sources of click traffic to replace the MSN relationship.

International Operations

In 2003, we restructured our international business operations, including both our joint venture with British Telecommunications (BT), BT LookSmart, and our business in Australia. From 2000 through 2002, our international operations in Europe and Asia were conducted by the joint venture, while since 1996 we have operated a wholly-owned subsidiary in Australia. All of these businesses generated the majority of their revenues from listings products, often with slight variations on the versions sold in the United States. For example, in Australia we offered our small business listings product for an annual subscription fee rather than on a pay-per-click basis.

In December 2002, we and BT decided to dissolve the joint venture. In the first quarter of 2003, we assumed ownership of the joint venture’s business operations in the United Kingdom and Japan. As a result, in 2003 revenues from our international businesses constituted 14% of our total revenues. However, following the termination of the MSN contract, we concluded that our ownership of international operations was no longer strategically or financially viable, and we have therefore moved to close or sell these operations. We therefore expect that revenues from our international business will play a much smaller role in 2004 as we continue the process of closing or selling our foreign businesses.

In January 2004 we sold the assets of our Australian business to our yellow pages business partner, Sensis, a division of Telstra Ltd., Australia’s leading telecommunications company. We are in the process of selling or closing, respectively, our Japanese and United Kingdom operations. Following the closure of these offices, we expect that an immaterial portion of our business will be outside of the United States and Canada.

Competition

The search engine field is competitive and rapidly changing. The types of products offered by search firms can be divided into two main types: “paid inclusion” and “pay-for-placement”. LookSmart offers both paid inclusion and pay-for-placement products.

We compete for advertisers on the basis of several factors, including:

•	the relevance and yield of our listings, which generally corresponds with the rate at which clicks convert into sales for our advertisers,

•	the breadth and quality of our distribution network, which determines the volume and quality of the clicks we can deliver to our advertisers,

•	the fees that we charge our advertisers, including cost per-click fees, review or set-up fees and maintenance fees, and

•	the convenience of our services to our advertisers, including the ease of monitoring and making changes to search marketing campaigns.

We face competition from companies that provide one or both types of search marketing services, including About.com, AOL Time Warner, Ask Jeeves, Yahoo!, FindWhat, Google, Microsoft’s MSN, and Terra Lycos. In addition, we compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. Many of our competitors have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and greater brand recognition than we have.

The search industry has recently experienced rapid consolidation. In March 2003, Yahoo! acquired Inktomi, a provider of paid inclusion products and algorithmic search. In October 2003, Yahoo! acquired Overture, a provider of pay-for-placement products, paid inclusion products and algorithmic search. In October 2003, Google announced its intention to acquire Sprinks, a provider of pay-for-placement products. In March 2004, Ask Jeeves announced its intention to acquire Interactive Search Holdings, which operates iWon, Excite, and other search sites. This industry consolidation has resulted in a smaller number of competitors, each of which offers a broader range of pay-for-placement and paid inclusion products. It is difficult to predict whether these industry trends will continue and what impact they may have on our competitive position in the search industry.

Marketing

Marketing activities are important in our efforts to attract additional customers and distribution partners. Our marketing strategy is primarily targeted at the following groups:

•	the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients,

•	business partners, including ISPs, media companies, portals, search engines and other web sites, that partner with LookSmart to enhance the search experience of their users, and

•	online businesses that seek to have their listings included in LookSmart’s search results in order to gain the benefits of search marketing.

Employees

As of December 31, 2003, we had 408 employees worldwide, including 266 in our San Francisco headquarters and 142 in offices elsewhere. As of March 1, 2004, we had 242 employees worldwide, including 195 in our San Francisco headquarters and 47 in offices elsewhere. We have never had a work stoppage, and none of our United States employees is currently represented by a labor union. We consider our relations with our employees to be good.

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

We likely will not be able to regain profitability in 2004, which could result in a decline in our stock price

We likely will not be able to regain profitability in 2004. Our distribution and licensing agreement with Microsoft expired in January 2004, and the expiration of this agreement had a material and adverse effect on our business and financial results. Microsoft accounted for approximately 64% of our listings revenues and all of our licensing revenue in 2003. Accordingly, we likely will be unable to maintain profitability in future quarters.

We reached profitability for the first time in the fourth quarter of 2002. Prior to that time, we incurred net losses in every quarter since inception, including net losses of approximately $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of December 31, 2003, we had an accumulated deficit of $176.4 million.

The extent of our net losses in 2004 will depend on our ability to generate revenues, develop our distribution network and sources of proprietary traffic, restructure our business, and contain our expenses. We expect to spend significant amounts to:

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

We may lose customers and our revenue per click may fall as a result of the expiration of the Microsoft agreement in January 2004, which would cause a decline in our revenues

We may lose additional advertisers from our advertiser base and our average revenue per click may fall as a result of the loss of Microsoft as a distribution partner in January 2004. Advertisers may decide that their return on investment has decreased as a result of the loss of paid clicks from MSN and the shift toward other, less well-known distribution partners. Most of our advertising contracts are short-term in nature and are terminable on short notice. It is difficult to predict whether, and to what extent, we will lose advertisers or advertisers will pay reduced revenues per click because we are no longer a principal source of MSN’s search results. If enough of our advertisers terminate their advertising contracts with us, or if our revenue per click falls significantly, then our listings revenues and results of operations would be materially and adversely affected.

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network, our ability to generate revenues would be seriously harmed

Because our revenues depend on clicks on our paid listings, our listings business depends on the volume of traffic on our distribution network. Microsoft accounted for approximately 64% of our listings revenues in 2003. Our distribution agreement with Microsoft expired in January 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 9.5% of our listings revenues in 2003, expired in December 2003 and February 2004, respectively. As a result of the loss of these partners, our volume of clicks is likely to decline significantly in 2004 compared to 2003.

Our listings revenues are concentrated and substantially dependent on a small number of distribution partners. The loss of any of these partners would likely have a material and adverse effect on our financial results. If any of our key distribution contracts are not renewed, or if they are terminated, we would need to find alternative sources of click traffic or otherwise replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, the search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with such providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our revenues are highly concentrated in the listings business; if we were unable to grow listings revenues, find alternative sources of revenue, and contain our costs, then our results of operations and financial conditions would suffer

To regain profitability, we will need to continue expanding our listings business or significantly reduce our operating costs. Listings accounted for $140.9 million or 90.2% of our total revenues in 2003 and is likely to account for substantially all of our revenues in 2004. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers and partners may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations and financial condition will suffer.

We may incur unexpected costs or delays in restructuring our operations and reducing our costs, which could materially and adversely affect our financial results

In the fourth quarter of 2003, we began to restructure our operations and reduce our costs in light of the loss of the Microsoft relationship. However, we will likely be unable to adjust spending quickly enough to compensate for the expected reduction in revenues in 2004. Also, we may incur unexpected costs, such as the possibility of litigation stemming from workforce reductions, in connection with the restructuring. Our costs are based in part on expectations of future revenues and, to a large extent, are fixed. We may incur restructuring charges and our operating results may vary in future quarters as a result of changes in our expenses and costs.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the loss of Microsoft as a distribution partner in January 2004, changes to the terms of our distribution agreements, or changes by our distribution partners in their web sites that affect the number of clicks on our search results,

•	changes in the number of advertisers who purchase our listings, or the number of listings purchased by our large business customers,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the timing of our entry into and termination of new contracts for distribution,

•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers, and whether occurring on our web site or the web sites of our distribution partners, or

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on them as indicators of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Any failure in the performance of our operating systems could harm our business and reputation, which could materially adversely affect our revenues

Any system failure, whether caused by software failure, power interruptions, unauthorized intruders and hackers, or natural disasters, that causes an interruption in our service or our ability to serve search results and track clicks, could result in reduced clicks and revenues. If we lose key technical personnel or we are unable to scale our system for tracking paid clicks, we may experience an interruption of our listings revenues. A system failure that prevents us from tracking paid clicks or reporting accurate information to our customers’ online accounts could adversely affect our financial results and business reputation.

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center and editorial department, which are both located at our San Francisco, California office. An interruption in our ability to track paid clicks and provide customer support would materially and adversely affect our financial results.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

We make Internet search services available to our users through the use of our proprietary algorithms and databases. This creates the potential for claims to be made against us, either directly or through indemnification provisions in contracts with partners and customers. We are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our listings or services infringe on the rights of others. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters, and we have been subject to purported class action lawsuits in connection with our listings services.

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

We face growing competitive pressures in the search marketing industry, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid listings industry, which presents many uncertainties that could require us to further refine our business model. Our success will depend on many factors, including our ability to:

•	profitably establish and expand our listings product offerings,

•	compete with our competitors, some of whom have greater capital or technical resources than we do,

•	expand and maintain our network of distribution relationships, thereby increasing the volume of clicks to our listings product, and

•	attract and retain a large number of advertisers from a variety of industries.

We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing, including AOL Time Warner, Ask Jeeves, FindWhat, Google (and its AdWords and Sprinks services), Microsoft’s MSN, Terra Lycos and Yahoo (and its Overture service). In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have greater capital or technical resources, larger distribution networks or proprietary user bases, longer operating histories and greater brand recognition than we have.

The search industry has recently experienced rapid consolidation, particularly with the acquisitions of companies offering algorithmic search indices and paid inclusion programs. In March 2003, Yahoo acquired Inktomi, which offers a paid inclusion program for its algorithmic search index. In April 2003, Overture Services acquired AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. In October 2003, Yahoo acquired Overture Services and Google announced its intention to acquire Sprinks from About.com. Industry consolidation may result in larger competitors with a greater focus on algorithmic search, sponsored listings or paid inclusion products. If these industry trends continue, or if we are unable to compete in the sponsored listings and paid inclusion industries, our financial results may suffer.

We may experience downward pressure on our revenue per click, which could have a material and adverse effect on our financial results

We have experienced, and may in the future experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. We compete with other web search services, online publishers and high-traffic web sites, as well as traditional media such as television, radio and print, for a share of our customers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of the search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our products in the future, our financial results may suffer.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the changes necessary in light of the loss of the Microsoft contract, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of February 29, 2004, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 15.8 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, our business, liquidity and results of operations will be materially and adversely impacted

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit directory listings, search the database, distribute our search results and serve associated web pages. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	customization of our search results for distribution to particular partners,

•	substantial increases in the number of search queries to our database,

•	substantial increases in the number of listings in our search databases, or

•	the addition of new products, features or changes in our directory structure.

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

Our business depends on Internet service providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues

Our users, partners and customers depend on ISPs, online service providers and other third parties for access to the LookSmart search results. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have an agreement with AboveNet Communications, Inc. to provide network connectivity services. Our network connectivity and network hardware infrastructure are fully redundant using equipment and connectivity at our Savvis data center and our San Francisco offices. However, we do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in its data center from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends, in part, on the continued service of our key management personnel. The loss of the services of any of our key employees could adversely affect our business. Our success depends on our ability to identify, attract, retain and motivate a highly skilled chief executive officer and search development, technical, marketing and other management personnel. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

If we become subject to employment claims, we could incur liability for damages and incur substantial costs in defending ourselves

Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. We may also be sued in connection with our restructuring and workforce reductions by employees claiming wrongful termination or similar causes of action. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart and closure of our international offices

In the fourth quarter of 2002, we and BT agreed to close our joint venture, BT LookSmart. We are still in the process of dissolving the joint venture, and we have subsequently commenced closing or selling our offices in the United Kingdom and Japan. In January 2004, we sold our Australian business to Sensis, a subsidiary of Telstra. Withdrawal from foreign markets and closure or dissolution of foreign offices may be more time-consuming and costly than we anticipated, and we may incur costs in excess of the amounts we forecasted in connection with these activities.

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

We have acquired businesses and technologies in recent years, including the acquisition of the intellectual property assets of Grub, Inc. in the first quarter of 2003. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of December 31, 2003 was $2.5 million or 10% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

New regulation of search engines may adversely affect the commercial use of our search service and our financial results

The Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users. In 2002, the FTC staff issued guidance on the matter in the form of letters to the petitioner and to members of the industry, including LookSmart. The letters stated the staff’s position on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our distribution partners. The FTC has not yet taken any enforcement action to date against us or any of our distribution partners. If the FTC were to require changes in the labeling or other disclosure of our listings, it may reduce the desirability of our services, and our business could be harmed.

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

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew for two additional five-year periods after the initial term expires.

We currently have two subtenants at our primary headquarters facility in San Francisco. We subleased approximately 18,000 square feet of space through October 2004 at a rate in excess of our obligation under the original lease. We also subleased approximately 5,000 square feet of space through March 2004 (with a month-to-month extension thereafter) at a rate less than our obligation under the original lease. In November 2002, we subleased approximately 5,000 square feet of space at our headquarters facility through October 2003 at a rate less than our obligation under the original lease. In January 2003, we renewed a sublease of approximately 16,000 square feet of space at our headquarters facility through June 2003 at a rate less than our obligation under the original lease.

In 2003, we leased a number of smaller facilities in London, Los Angeles, Melbourne, Montreal, New York, Paris, Sydney and Tokyo. The lease for Paris expired without renewal in May 2003 and the lease for Montreal expired without renewal in January 2004. The remaining lease facilities have various lease terms extending as far as October 2004.

ITEM 3.    LEGAL PROCEEDINGS

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint in Superior Court in San Francisco County containing substantially the same allegations as the prior two complaints. The Company filed an answer to the amended complaint in January 2003. In June 2003, the Company reached a tentative agreement to settle the matter and in October 2003 the Superior Court approved the settlement. The settlement provided that class members receive between zero and 75 free clicks per month through June 12, 2004, depending on when they originally purchased their listings, and that other class members were eligible to receive a cash payment. The period for appeal of the final settlement expired in January 2004 without an appeal being filed by any class members.

We are not a party to any other material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. On March 10, 2004, the closing price of our common stock was $1.74 per share. Chess Depository Interests, or CDIs, which are freely exchangeable for common stock at a rate of 20 CDIs per share of common stock, are quoted on the Australian Stock Exchange under the symbol “LOK.” The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

	HIGH	LOW
2003:
First quarter	$3.52	$1.83
Second quarter	$3.82	$2.00
Third quarter	$4.80	$2.61
Fourth quarter	$3.24	$1.17

2002:
First quarter	$3.45	$1.17
Second quarter	$4.13	$1.37
Third quarter	$1.90	$0.90
Fourth quarter	$2.85	$0.76

LookSmart had approximately 450 holders of record of common stock as of March 1, 2004. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2004 annual meeting of stockholders, and is hereby incorporated by reference into this annual report.

Recent Sales of Unregistered Securities

Since January 1, 2003, we have sold and issued the following unregistered securities:

(1) On January 23, 2003, in connection with the acquisition of substantially all of the assets of Grub, Inc., we issued or reserved for issuance an aggregate of 217,000 shares of common stock.

(2) On April 16, 2003, CIM Investments, Inc. exercised warrants to purchase 1,500,000 shares of common stock via a cashless exercise, which resulted in the issuance of a net of 431,623 shares.

(3) On September 9, 2003, Microsoft Corporation exercised warrants to purchase 480,000 shares of common stock via a cashless exercise, which resulted in the issuance of a net of 420,060 shares.

There were no underwriters employed in connection with any of the foregoing transactions. The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2), Regulation D, Rule 144 of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$156,229	$96,028	$82,959	$111,868	$48,865
Gross profit **	73,156	54,296	63,176	94,390	41,947
Income (loss) from continuing operations *	5,584	28,904	(56,594)	(60,879)	(64,663)
Net income (loss)	5,786	27,932	(59,567)	(62,590)	(64,663)
Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.05	$0.30	$(0.62)	$(0.68)	$(1.42)
Net income (loss)	0.06	0.29	(0.65)	(0.70)	(1.42)
Net income (loss) per share—diluted:
Income (loss) from operations	$0.05	$0.28	$(0.62)	$(0.68)	$(1.42)
Net income (loss)	$0.05	$0.27	$(0.65)	$(0.70)	$(1.42)

	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
Balance Sheet Data:
Working capital	$59,270	$40,282	$34,679	$87,630	$82,688
Total assets	126,092	100,554	86,102	182,396	161,519
Long-term debt and capital lease obligations, net of current portion	283	1,904	35,777	51,214	1,423
Total stockholders’ equity	$86,297	$67,902	$23,644	$79,222	$119,552

*	In 2003, income from continuing operations included a restructuring charge of $4.2 million and the Company’s share of joint venture losses of $0.6 million. Net income in 2003 included an extraordinary gain from the purchase of joint venture entities of $0.2 million. In 2002, income from continuing operations included a gain from the extinguishment of debt of $32.6 million and the Company’s share of joint venture losses of $3.7 million. In 2001, income from continuing operations includes a restructuring charge of $15.8 million, amortization of goodwill of $4.6 million and the Company’s share of joint venture losses of $9.6 million. In 2000, income from continuing operations included amortization of goodwill of $6.4 million. In 1999, income from continuing operations included amortization of goodwill of $5.4 million. For further information on our restructuring charges, refer to Note 13 in our Notes to Consolidated Financial Statements.

**	Prior to 2002, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. In 2002 and 2003, these costs are reflected in cost of revenue. The amount reclassified in 2002 was $4.3 million.

ITEM 7.	MANAGEMENT’SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

Overview

LookSmart is a provider of Internet search solutions for portals, Internet service providers and media companies, as well as a leading provider of marketing products for advertisers who want to be included in relevant search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our broadly distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach millions of users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and request additions or changes to their listings through the use of password-protected online accounts.

We distribute our search results across a distribution network by partnering with leading Internet portals, ISP’s, search engines and media companies. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

In 2003, our primary goal was to deliver record revenue from our suite of LookListings products. We achieved this goal and had record growth each quarter. Our success was heavily driven by our partnership with Microsoft, which concluded in January of 2004.

Excluding our MSN and Inktomi relationships (our agreement with Inktomi concluded in February 2004), our United States paid listings business has grown 63% over the past 12 months, reflecting both the underlying health of the paid search market, and our ability to offer a differentiated product, which attracts both distribution partners and customers.

With the knowledge of the conclusion of our contract with Microsoft, we commenced restructuring our organization to reduce costs and have refocused our efforts on both our core paid listings business and building search related products that are aimed at a much wider distribution and customer base. Our restructuring decisions are being made carefully, with a great deal of focus on the impact on growth options.

Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section titled “Factors Affecting Operating Results.”

Critical Accounting Policies and Estimates

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report.

Revenue Recognition.    The Company generates revenues from listings and licensing. We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product. Revenues associated with listings products, including LookListings and affiliate commissions are generally recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied, and when no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months.

Listings revenue generated from our LookListings platform is primarily composed of per-click fees that we charge customers. The per-click fee charged for inclusion-targeted listings is set by the customer when the account is established. The per-click fee charged for keyword targeted listings is calculated based on the results of online bidding on keywords, up to a maximum cost per keyword set by the customer.

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

Revenues associated with our licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. Payments from Microsoft received in advance of delivery are recorded as deferred revenues. We recognized quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we were required to add to our database during the relevant six-month period. Due to the expiration of our agreement with Microsoft, we will no longer record revenue associated with licensing in 2004.

Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company provides an allowance for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on ongoing credit evaluation. In addition, the Company provides a reserve against revenue for estimated credits resulting from billing adjustments and sales adjustments in the event of product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

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

Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event which significantly changes the Company’s business.

The announcement of the termination of the Company’s distribution and licensing agreement with Microsoft was a triggering event, which required the Company to perform the impairment tests at October 6, 2003, the date of the announcement. The impairment analysis was performed based on discounted future cash flows. The Company did not record an impairment as a result of the event-driven analysis. Cash flow forecasts used in evaluation of long-lived assets were based on trends of historical performance and management’s estimate of future performance.

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

Results of Operations

2003 Revenue Compared to 2002 Revenue

(000’s)	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Listings	$140,886	73%	$81,329	19%	$68,091
Percentage of total revenues	90%		85%		82%
Licensing	15,343	4%	14,699	(1)%	14,868
Percentage of total revenues	10%		15%		18%

Total revenues	$156,229	63%	$96,028	16%	$82,959

Starting on January 1, 2003, LookSmart began reporting two operating segments: listings and licensing. We exited the ecommerce segment after the second quarter of 2002 and ceased reporting the advertising segment after the fourth quarter of 2002, as we no longer manage advertising as a separate product. For purposes of historical comparison, advertising and ecommerce are included in the listings segment on our statement of operations for 2003, 2002 and 2001.

Listings.    Listings revenues in 2003 increased compared to 2002 primarily due to a 45% increase in United States revenue attributable to a 154% increase in paid listings as of December 31, 2003 compared to December 31, 2002 and the addition of 11,000 new customers in the United States since December 31, 2002. International listings revenue increased 661% primarily due to the addition of our United Kingdom and Japanese subsidiaries acquired from our joint venture partner in early 2003. In the fourth quarter of 2003 and 2002, the Company benefited from higher than average revenue growth. The increase was due primarily to a seasonal increase in clicks from the Company’s retail and travel customers.

Paid clicks increased 95% to 852.1 million in 2003 compared to 437.1 million in 2002. The growth is primarily due to a 72% increase in the United States from to the increase in paid listings and new customers. Increased international paid clicks accounted for the remaining overall increase due primarily to the addition of United Kingdom and Japanese subsidiaries.

Listings revenue per click decreased from $0.17 per click in 2002 to $0.16 per click in the first quarter of 2003 and remained at $0.16 throughout 2003. The decline was primarily due to declining rates for our domestic listings.

We derived 64% of our listings revenues in 2003 and 58% of our listings revenues in 2002 from our relationship with Microsoft. The increase in the proportion of our listings revenues attributable to Microsoft was due primarily to changes in Microsoft’s search service, which resulted in more clicks on our search results. Revenue associated with our United Kingdom and Japan subsidiaries accounted for 14% of the growth in 2003.

On October 6, 2003, we announced that Microsoft would not renew its distribution and licensing agreement beyond January 15, 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 7.1% of our paid clicks and 9.5% of our listings revenues in 2003, expired on December 11, 2003 and February 24, 2004, respectively.

We expect significant declines in paid clicks and listings revenue in 2004 due to the conclusion of the agreements described above and the winding down of our international operations. Listings revenue for 2004 is expected to be between $45 million and $50 million.

Licensing.    We exclusively licensed our database content to Microsoft and customized it for their use. The Company derived all of its licensing revenue from its agreement with Microsoft, which expired on January 15, 2004. We expect to have no licensing revenue in 2004. We do not expect additional licensing revenue after the expiration of the Microsoft agreement.

2002 Revenue Compared to 2001 Revenue

Listings.    Listings revenue in 2002 increased over 2001 primarily due to a 694% increase in the number of paid listings included in our database. In the fourth quarter of 2002 and 2001, the Company benefited from higher than average revenue growth. The increase was due primarily to a seasonal increase in clicks from the Company’s retail and travel customers.

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

We derived approximately 58% of our listings revenues in the first quarter of 2002 and approximately 68% of our listings revenues in the fourth quarter of 2002 from our relationship with Microsoft. The increase in the proportion of our paid listings revenues attributable to Microsoft from the first to fourth quarter of 2002 was due primarily to the growing popularity of Microsoft’s MSN search service among Internet users, changes in Microsoft’s search service which resulted in more clicks on our search results, and the addition of LookListings Small Business in Microsoft’s search results in the second quarter of 2002.

Advertising.    Advertising revenue, which is included in listings revenue, was $6.1 million in 2002, representing a decrease of 73% from revenue of $22.9 million in 2001. The decrease was the result of the Company’s de-emphasis of this segment of our business, caused by the downturn in the online advertising market. We experienced a 48% decrease in advertising customers and a 20% decrease in average revenue per click related to our advertising business from the year ended December 31, 2001 to the year ended December 31, 2002.

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

Licensing.    Licensing revenue was $14.7 million in 2002 compared to $14.9 million in 2001.

Cost of Revenue

(000’s)	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Cost of revenue	$83,073	99%	$41,732	111%	$19,783
Percentage of total revenues	53%		43%		24%

Cost of revenue primarily consists of revenue-sharing payments to distribution partners, connectivity costs, sales operations personnel and amortization of certain intangible assets. The cost of revenue associated with affiliate partner commissions consists of fees paid to distribution partners based on the affiliate vendor commissions earned by the Company. Cost of revenue also consists of personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Prior to 2002, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. In 2002 and 2003, these costs are reflected in cost of revenue. We have reclassified the 2002 payments to distribution partners as cost of revenue, and the amount so reclassified in 2002 was $4.3 million.

The increase in cost of revenue in 2003 was primarily attributable to the growth in revenue, which triggered higher contractual revenue sharing costs due to the tiered structure of certain revenue sharing agreements, most notably with Microsoft.

Cost of revenue in 2002 increased over 2001 primarily due to the growth in revenue and the related increase in partner distribution costs for the listings products and revenue sharing.

Cost of revenue in 2002 and 2001 included $5.6 million and $5.1 million, respectively, related to advertising revenue, which primarily consisted of personnel costs of our in-house advertising employees, equipment depreciation, expenses relating to hosting advertising operations and commissions paid to advertising agencies. Cost of revenue in 2002 and 2001 also included $64,000 and $5.8 million, respectively, related to ecommerce revenue.

We expect cost of revenue to significantly decrease as revenues decrease in 2004.

Operating Expenses

For purposes of managing our resources, we do not track operating expenses by reportable segment, but treat these as shared overhead of our reportable segments.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for the Company’s sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation and the provision for and reversals of reserves for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities. Prior to 2002, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. In 2002 and 2003, these costs are reflected in cost of revenue.

Sales and marketing expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Amortization of deferred stock compensation	$39	$833	$1,652
Stock compensation related to variable options	240	170	—
Other sales and marketing expenses	17,646	15,436	39,170

Total sales and marketing expenses	$17,925	$16,439	$40,822
Percentage of total revenues	11%	17%	49%

Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2004 as it becomes fully amortized.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other sales and marketing expenses increased in 2003 primarily due to $2.2 million in additional costs related to our United Kingdom and Japanese subsidiaries. We expect these costs to significantly decrease during the first two quarters of 2004 as we wind down or transition these operations to acquiring entities. We do not anticipate any significant costs related to these subsidiaries after the second quarter of 2004. Additionally, we expect sales and marketing expenses to significantly decline in 2004 due to the reductions in workforce, which occurred in the fourth quarter of 2003 and the first quarter of 2004.

The decline in other sales and marketing expenses in 2002 compared to 2001 was due primarily to the termination of unprofitable advertising distribution agreements in 2002, which resulted in a reduction of $13.1 million and a reduction in corporate marketing and branding-related expenses of $4.5 million. As indicated above, payments to distribution partners were reflected as sales and marketing expense prior to 2002.

Product Development.    Product development costs include all costs related to the development and engineering of new products and continued development of our search databases and additional features for our customer account management platform. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Product development expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Amortization of deferred stock compensation	$145	$901	$1,170
Stock compensation related to variable options	523	232	—
Other product development expenses	29,934	22,006	28,954

Total product development expenses	$30,602	$23,139	$30,124
Percentage of total revenues	20%	24%	36%

Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2004 as it becomes fully amortized.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates.

The increase in other product development expenses in 2003 compared to 2002 included $2.9 million of additional salary and benefit expense from increased headcount and temporary staff expenses incurred. Of this amount, $0.8 million was due to a reduction in total capitalized costs. In 2003, other product development costs included $3.0 million additional costs associated with our United Kingdom and Japanese subsidiaries. We expect these costs to significantly decrease during the first two quarters of 2004 as we wind down or transition these operations to acquiring entities. We do not anticipate any significant costs related to these subsidiaries after the second quarter of 2004. Additionally, we expect product development expenses to significantly decline in 2004 due to the reduction in workforce, which occurred in the fourth quarter of 2003 and the first quarter of 2004.

The decrease in 2002 expenses compared to 2001 resulted from an overall decrease in employee-related expenses and a significant increase in capitalization of costs associated with software developed for internal use.

General and Administrative.    General and administrative expenses include overhead costs such as executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, tax and accounting, consulting and professional service fees.

General and administrative expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Amortization of deferred stock compensation	$7	$103	$414
Stock compensation related to variable options	56	142	—
Other general and administrative expenses	13,183	10,016	10,285

Total general and administrative expenses	$13,246	$10,261	$10,699
Percentage of total revenues	8%	11%	13%

Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2004 as it becomes fully amortized.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates.

Other general and administrative expense increased in 2003 due to an increase of $0.6 million of additional fees related to audit fees and consulting fees related to compliance with the Sarbanes-Oxley Act, $0.6 million in legal fees related to the settlement of litigation related to our small business product and $0.3 million in payroll tax expense related to acquisitions in 2000. In 2003, other general and administrative costs included $1.6 million additional costs associated with our United Kingdom and Japanese subsidiaries. We expect these costs to significantly decrease during the first two quarters of 2004 as we wind down or transition these operations to acquiring entities. We do not anticipate any significant costs related to these subsidiaries after the second quarter of 2004. Additionally, we expect general and administrative employee expenses to significantly decline in 2004 due to the reductions in workforce, which occurred in the fourth quarter of 2003 and the first quarter of 2004. However, we anticipate an increase in professional fees in 2004 related to compliance with the Sarbanes-Oxley Act.

The decrease in 2002 expenses compared to 2001 expenses resulted from the Company’s continuing cost management.

Amortization of Goodwill.    In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, commencing January 1, 2002, the Company ceased amortizing goodwill.

Asset Impairment.    Goodwill and internally developed software associated with Inside the Web and LookSmart Live! were determined to be impaired in the first quarter of 2001 when the Company decided to discontinue offering these services. This resulted in an impairment charge of $6.0 million.

Goodwill related to Guthy-Renker was determined to be impaired in 2001 when the Company renegotiated and ultimately did not renew its agreement with Guthy-Renker Corporation. This resulted in an impairment charge of $5.4 million.

The revenues associated with BeSeen declined during 2001, and the operations related to this acquisition were not expected to be profitable. Accordingly, the Company determined that the BeSeen goodwill was impaired in the fourth quarter of 2001. This resulted in an impairment charge of $1.0 million.

In all the cases described above, the fair value of the goodwill was determined to be zero because the Company was terminating its activity related to these assets and expected no significant cash flows from these operations in the future.

In 2001, we incurred an impairment charge related to prepaid advertising expenses, which were determined to have no value due to the termination of the underlying long-term advertising contracts. This resulted in an impairment charge of $1.2 million.

The announcement of the termination of the Company’s distribution and licensing agreement with Microsoft was a SFAS 142 triggering event, which required the Company to perform impairment tests at October 6, 2003, the date of the announcement. The Company did not record an impairment charge as a result of the event-driven analysis.

The Company reviews goodwill for potential impairment as of December 31 each year and did not record a goodwill impairment charge as a result of the 2002 or 2003 review. The Company will continue to perform the goodwill impairment review annually or more frequently if circumstances warrant a review.

Restructuring Charges.    In January 2001, the Company recorded $2.2 million in severance costs related to a workforce reduction of 172 employees. Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. All severance benefits were paid in 2001 and were classified as restructuring charges on the Statement of Operations.

In November 2003, the Company implemented a restructuring plan to eliminate 115 positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company sales force of 29 positions, a reduction in the Company’s general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. These reductions were designed to significantly reduce costs in 2004. The restructuring included severance charges associated with the reduction in force of $1.1 million and costs related to closing redundant leased facilities of $3.1 million. These costs were classified as restructuring charges on the Statement of Operations, and are included in Operating Expenses. At December 31, 2003, the restructuring accrual included on the Consolidated Balance Sheet was $4.2 million.

If it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates continue to decrease, the actual costs to exit these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

In the first quarter of 2004, the Company announced that it will eliminate an additional 29 positions in the United States. Of the 29 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company sales force of 8 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. This reduction will result in a $0.5 million restructuring charge in the first quarter of 2004. The Company expects to incur restructuring charges related to additional reductions in force and additional costs related to closing redundant leased facilities in 2004.

Non-Operating Income (Expense)

Other Expense, Net.    Other expense, net includes foreign exchange gains and losses and realized gains or losses on investments. Other expense, net was $0.9 million in 2003 compared to $0.5 million in 2002. The increase was due primarily to foreign currency exchange losses related to the international subsidiaries acquired in 2003. Other expense, net increased $0.3 million in 2002 from $0.2 million in 2001 and was comprised of net realized losses on investments.

Interest Income.    Interest income includes income from our cash, cash equivalents and investments. Interest income decreased by $0.3 million in 2003 to $0.6 million. The decrease was primarily the result of lower overall interest rates earned by our investment portfolio. Interest income decreased by 74% to $0.9 million in 2002 from $3.5 million in 2001. The decrease was driven primarily by a reduction in our cash balance due to the partial repayment of the credit facility between LookSmart and Transceptgate, Limited in December 2001 and by lower overall interest rates. In 2004, we expect interest income to decrease due to anticipated uses of cash in 2004.

Interest Expense.    Interest expense primarily includes interest expense on our debt and capital lease obligations. Interest expense decreased by $4.8 million to $0.1 million in 2003. This decrease was primarily the result of the settlement of the Company’s loan with Transceptgate, a subsidiary of British Telecommunications (“BT”), of $35 million in December 2002. Interest expense decreased significantly to $4.9 million in 2002 compared to $11.3 million in 2001. This decrease resulted from the renegotiation and partial repayment of the credit facility between LookSmart and Transceptgate, Limited in December 2001. We expect interest expense to remain at the current level over the next year.

Gain from Extinguishment of Debt.    In December 2002, the Company recorded a gain from extinguishment of its note to Transceptgate of $32.6 million. The gain was related to the dissolution of the BT LookSmart joint venture, and resulted from the forgiveness of the Company’s note payable of $40.2 million to Transceptgate, offset by (a) $3.5 million in cash paid and one million shares of the Company’s common stock, valued at $2.5 million given to Transceptgate, (b) the return of $1.5 million in restricted cash to Transceptgate, and (c) $0.1 million in accounting and legal fees associated with the transaction.

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

In December 2002, LookSmart entered into a settlement agreement with BT to terminate the joint venture. LookSmart and BT are jointly liable for the estimated windup costs of $2.3 million expected to be incurred during the dissolution of the joint venture. These estimated costs were recorded in the fourth quarter of 2002.

The Company recorded $0.6 million of equity losses in 2003 compared to $3.7 million in 2002. The decrease in the equity losses compared to the prior year was a result of the joint venture windup operations. The joint venture investment was $0.4 million at December 31, 2003 approximates the expected distribution of joint venture assets. We do not expect significant gains or losses from the joint venture in the future.

Share of joint venture loss in 2002 was $3.7 million, a decrease of 61% compared to $9.6 million in expense recorded during 2001. The decrease was the result of BT LookSmart’s combined revenue growth and reduced expenses.

Income Tax Benefit (Expense)

(000’s)	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Income tax expense (benefit)	$576	820%	$(80)	(159)%	$134
Percentage of total revenues	0.4%		(0.0)%		0.2%
Effective tax (benefit) rate	9.4		(0.3)		(0.2)

The provision for income taxes was $0.6 million in 2003 compared to a benefit of $80,000 in 2002. Our effective tax rate was 9% in 2003 and was due primarily to statutory tax rates associated with doing business in countries where there are no historical losses to offset current income and the federal alternative minimum tax (AMT). In the fourth quarter of 2003, the Company implemented a tax planning strategy in its international offices, which significantly reduced the overall effective rate for the year, and resulted in a reduction in income tax expense of $0.4 million.

The Company did not incur tax expense on 2002 United States net income due to net operating loss carryforwards and tax credits and the suspension of the AMT limitation of net operating loss carryforward usage. Income tax expense in 2002 was primarily associated with our Australian operations. Income tax expense in 2001 was $0.1 million, and was associated with our Australian operations.

The effective tax rate in the 2004 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal. Revenue included in the loss on disposal was $0.6 million and $2.1 million in 2002 and 2001, respectively. Pretax net income (loss) reported in discontinued operations was $63,000 and $2.1 million in 2002 and 2001, respectively. Loss from discontinued operations was $1.0 million in 2002 and $3.0 million in 2001.

Extraordinary Gain from the Purchase of BTLS Joint Venture Entities

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

Liquidity and Capital Resources

(000’s)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash, cash equivalents, restricted cash and short term investments	69,934	51,264	47,840
Cash flows provided by (used in) operating activities	19,268	12,933	(24,525)
Cash flows from investing activities	(9,635)	6,917	16,516
Cash flows from financing activities	5,808	(2,177)	(14,697)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments related to cost of revenue. Another source of cash is proceeds from the exercise of employee stock options. Looksmart ended 2003 with $69.9 million in cash, cash equivalents and short-term investments, an increase of $18.7 million compared to 2002.

Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of December 31, 2003 and has deemed it to be adequate.

The termination of the Company’s distribution and licensing agreement with Microsoft will significantly reduce the Company’s revenue and cash from operating activities in 2004. In order to minimize the impact of the termination on the Company’s liquidity, in November and December 2003 and January 2004, the Company notified 144 employees in its domestic and international offices that their employment will terminate in 2004. The restructuring of our operations will reduce our sales and marketing and product development expenses in 2004 and will partially offset the anticipated reduction in cash from operating activities due to the termination of the agreement with Microsoft. The Company may undertake additional restructuring in 2004 to reduce operating expenses, but does not currently have definitive plans for such restructuring.

Cash provided by operating activities in 2003 was primarily due to net income, net non-cash related expenses of $9.1 million, an increase in accounts receivable and an increase in accrued liabilities. Accounts receivable increased in 2004 due to significantly higher revenue in the fourth quarter compared to the fourth quarter of 2003. Accrued liabilities increased primarily due to increased accruals for partner payments related to cost of revenue.

During 2002, cash provided by operating activities was primarily due to net income, net non-cash related income of $12.5 million, an increase in accounts receivable due to higher revenue and an increase in accrued liabilities primarily due to increased accruals for partner payments for cost of revenue.

Cash used in operating activities in 2001 was primarily due to net losses, offset by net non-cash items of $41.8 million, an increase in accounts receivable and reductions in accounts payable and accrued liabilities.

Net cash used in and provided by investing activities in 2003, 2002 and 2001 included purchases of equipment and capitalization of costs related to internally developed software. Investment activity in each of the periods also included purchases of short-term investments. Cash provided by investing activities in 2002 and 2001 included the sale of short-term investments. In 2002 and 2001, restricted cash was a net source of funds of $3.7 million compared to $39.6 million in 2001. The release of restricted cash in 2001 was the result of the BT loan restructuring.

In 2003 and 2002, net cash provided by financing activities included proceeds from the exercise of employee stock options of $7.0 million and $3.1 million. Cash used by financing activities in 2002 included the repayment of $5.0 million of the credit facility with Transceptgate, due to the settlement negotiated in December of 2002. In 2001, cash used in financing activities was primarily the result of repayment of the loan to Transceptgate, Limited of $15.4 million.

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

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments primarily consist of the following:

As of December 31, 2003, future payments related to contractual obligations and commercial commitments are as follows:

	December 31, 2003
	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$27,912	$4,850	$9,210	$9,440
Capital leases	65	65	—	—
Note obligations	424	72	143	143

Operating Lease Obligations—We have various operating leases covering facilities in San Francisco, New York and Los Angeles and various international offices.

Capital Lease Obligations—We have one capital lease for the purchase of telephone equipment.

Note Obligations—We have a note agreement to finance tenant improvements.

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At December 31, 2003, we had one outstanding letter of credit related to the repayment of a loan to finance tenant improvements $1.6 million.

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers and distribution partners against claims of intellectual property infringement or other claims made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred significant costs related to performance under these types of indemnities.

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements.

Quarterly Results of Operations

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2003. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this annual report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. The operating results for any quarter should not be considered indicative of results of any future period.

	Three Months Ended
	Dec. 31, 2003		Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Revenues:
Listings	$40,108		$36,700	$34,645	$29,433	$27,688	$20,131	$17,169	$16,341
Licensing	4,012		3,600	3,762	3,969	3,564	3,635	3,791	3,709

Total revenues	44,120		40,300	38,407	33,402	31,252	23,766	20,960	20,050

Cost of revenues **	23,596		21,519	20,126	17,832	15,309	10,512	8,885	7,026

Gross profit	20,524		18,781	18,281	15,570	15,943	13,254	12,075	13,024
Operating expenses:
Sales and marketing	4,295		4,504	4,954	4,172	4,093	3,785	3,286	5,275
Product development	7,265		8,396	7,759	7,182	5,851	5,108	5,163	7,017
General and administrative	3,247		3,393	3,552	3,054	2,477	2,794	2,294	2,696
Asset impairment and restructuring charges	4,234		—	—	—	—	—	—	—

Total operating expenses	19,041		16,293	16,265	14,408	12,421	11,687	10,743	14,988

Income (loss) from operations	1,483		2,488	2,016	1,162	3,522	1,567	1,332	(1,964)
Non-operating income (expense), net	(163)		(347)	(372)	(107)	30,944	(2,035)	(2,128)	(2,414)

Income (loss) before income taxes	1,320		2,141	1,644	1,055	34,466	(468)	(796)	(4,378)
Income tax benefit (expense)	308	*	(283)	(485)	(116)	103	1	(10)	(14)

Income (loss) from continuing operations	1,628		1,858	1,159	939	34,569	(467)	(806)	(4,392)
Loss from discontinued operations	—		—	—	—	—	—	—	(972)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—		—	—	202	—	—	—	—
Net Income (loss)	$1,628		$1,858	$1,159	$1,141	$34,569	$(467)	$(806)	$(5,364)

Basic net income (loss) per share	$0.02		$0.02	$0.01	$0.01	$0.35	$(0.00)	$(0.01)	$(0.06)
Diluted net income (loss) per share	$0.01		$0.02	$0.01	$0.01	$0.33	$(0.00)	$(0.01)	$(0.06)

*	In the fourth quarter of 2003, the Company implemented a tax planning strategy in its international offices, which significantly reduced the overall effective rate for the year, and resulted in a reduction in income tax expense of $0.4 million.

**	In the fourth quarter of 2003, the Company began classifying payments to distribution partners for referral of customers to our LookListings program as costs of revenue. Prior to that, these costs were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. Prior quarters’ balances have been reclassified to conform to the current quarter’s presentation. The amounts reclassified in 2002 were $1.9 million, $1.0 million, $0.5 million and $0.9 million in the first quarter, second quarter, third quarter and fourth quarter, respectively. The amounts reclassified in 2003 were $1.2 million, $1.3 million and $1.5 million in the first quarter, second quarter and third quarter, respectively. This change was made in the fourth quarter of 2003, therefore, there was no reclassification in that quarter.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term investments. The Company had no derivative financial instruments as of December 31, 2003 or 2002. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and current maturities less than twelve months. The amount of credit exposure to any one issue, issuer and type of instrument is limited.

Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were 14% of total revenue in 2003 and less than 10% of revenues in 2002 and 2001, and were derived from our Australian, United Kingdom and Japanese operations. The Company’s international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian dollar, the United Kingdom Pound, the Japanese Yen and the United States dollar.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its Subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    PRICEWATERHOUSECOOPERS LLP

San	Francisco, California

March 5, 2004.

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$63,866	$47,696
Short-term investments	6,068	3,568
Trade accounts receivable, net of allowance for doubtful accounts of $2,504 and $2,962 at December 31, 2003 and 2002	22,265	15,852
Due from related party	—	1,438
Prepaid expenses	2,308	2,048
Other current assets	372	428

Total current assets	94,879	71,030
Property and equipment, net	8,444	9,404
Security deposits and other assets	6,124	5,086
Intangible assets, net	5,713	6,182
Goodwill	10,932	8,852

Total assets	$126,092	$100,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Other accrued liabilities	$26,515	$18,376
Deferred revenue	5,362	7,798
Trade accounts payable	3,600	3,333
Capital lease obligations—current portion	57	63
Notes payable, current portion	44	1,125
Income taxes payable	31	53

Total current liabilities	35,609	30,748
Capital lease obligations	—	63
Long term debt	283	983
Other long term liabilities	3,903	858

Total liabilities	39,795	32,652
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2003 and 2002; Issued and Outstanding: none at December 31, 2003 and 2002	—	—
Common stock, $.001 par value; Authorized: 200,000 at December 31, 2003 and 2002; Issued and Outstanding: 107,808, and 101,421 at December 31, 2003 and 2002	106	100
Additional paid-in capital	261,792	249,244
Other equity	773	718
Accumulated deficit	(176,374)	(182,160)

Total stockholders’ equity	86,297	67,902

Total liabilities and stockholders’ equity	$126,092	$100,554

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Listings	$140,886	$81,329	$68,091
Licensing	15,343	14,699	14,868

Total revenues	156,229	96,028	82,959
Cost of revenues	83,073	41,732	19,783

Gross profit	73,156	54,296	63,176

Operating expenses:
Sales and marketing	17,925	16,439	40,822
Product development	30,602	23,139	30,124
General and administrative	13,246	10,261	10,699
Amortization of goodwill	—	—	4,630
Asset impairment and restructuring charges	4,234	—	15,840

Total operating expenses	66,007	49,839	102,115

Income (loss) from operations	7,149	4,457	(38,939)
Non-operating income (expense):
Other expense, net	(927)	(461)	(154)
Interest income	613	915	3,490
Interest expense	(112)	(4,938)	(11,295)
Gain from extinguishment of debt	—	32,558	—
Share of joint venture loss	(563)	(3,707)	(9,562)

Income (loss) from continuing operations before income taxes and extraordinary gain	6,160	28,824	(56,460)
Income tax (expense) benefit	(576)	80	(134)

Income (loss) from continuing operations before extraordinary gain	5,584	28,904	(56,594)
Loss from discontinued operations	—	(972)	(2,973)

Income (loss) before extraordinary gain	5,584	27,932	(59,567)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	202	—	—

Net income (loss)	5,786	27,932	(59,567)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities during the period	1	(1)	334
Change in translation adjustment	729	458	(145)

Comprehensive income (loss)	$6,516	$28,389	$(59,378)

Net income (loss) per common share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$0.30	$(0.62)
Loss from discontinued operations	—	(0.01)	(0.03)

Net income (loss)	0.06	0.29	(0.65)
Diluted net income (loss) per share:
Income (loss) from continuing operations	0.05	0.28	(0.62)
Loss from discontinued operations	—	(0.01)	(0.03)

Net income (loss)	$0.05	$0.27	$(0.65)

Weighted average shares outstanding used in per share calculation—basic	103,697	96,874	91,815
Weighted average shares outstanding used in per share calculation—diluted	108,739	103,197	91,815

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	91,569	$92	$234,539	$(4,884)	$(150,525)	$79,222
Common stock issued upon exercise of stock options	1,047	1	331	—	—	332
Common stock issued for acquisitions	68	—	—	—	—	—
Common stock issued upon exercise of warrants	2	—	—	—	—	—
Common stock issued for employee stock purchase plan	318	—	232	—	—	232
Stock-based compensation	—	—	(261)	3,497	—	3,236
Unrealized gain on securities	—	—	—	334	—	334
Translation adjustment	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(59,567)	(59,567)

Balance at December 31, 2001	93,004	$93	$234,841	$(1,198)	$(210,092)	$23,644
Common stock issued upon exercise of stock options	2,414	2	2,722	—	—	2,724
Common stock issued for acquisitions	4,584	4	7,850	—	—	7,854
Common stock issued for employee stock purchase plan	403	—	659	—	—	659
Common stock issued to BT for forgiveness of debt	1,000	1	2,499	—	—	2,500
Common stock issued in connection with Futurecorp disposal	16	—	41	—	—	41
Unearned compensation—Wisenut acquisition	—	—	—	(378)	—	(378)
Stock-based compensation	—	—	539	1,837	—	2,376
Stock options issued to non-employees	—	—	93	—	—	93
Unrealized loss on securities	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	458	—	458
Net income	—	—	—	—	27,932	27,932

Balance at December 31, 2002	101,421	$100	$249,244	$718	$(182,160)	$67,902
Common stock issued upon exercise of stock options	4,825	5	6,435	—	—	6,440
Common stock issued for acquisitions	217	1	3,614	—	—	3,615
Common stock issued for employee stock purchase plan	493	—	558	—	—	558
Common stock issued upon exercise of warrants	852	—	913	(913)	—	—
Stock-based compensation	—	—	772	238	—	1,010
Unrealized gain on securities	—	—	—	1	—	1
Translation adjustment	—	—	—	729	—	729
Tax benefit related to stock plans	—	—	256	—	—	256
Net income	—	—	—	—	5,786	5,786

Balance at December 31, 2003	107,808	$106	$261,792	$773	$(176,374)	$86,297

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,786	$27,932	$(59,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of joint venture loss	563	3,707	9,562
Depreciation and amortization	7,836	7,530	14,070
Stock compensation	1,010	2,376	3,236
Impairment of goodwill and intangible assets	—	—	14,488
Loss from discontinued operations	—	972	—
Non-cash accrued interest on debt	—	5,203	—
Debt forgiven	—	(32,558)	—
Net (gains) losses from the sales of property and equipment	—	157	—
Warrants and other non-cash charges	(113)	141	446
Extraordinary gain from the purchase of BTLS joint venture entities	(202)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	(6,413)	(6,820)	9,464
Prepaid expenses	(260)	100	5,574
Other assets	905	(431)	3,553
Trade accounts payable	267	1,134	(5,091)
Other accrued liabilities	12,325	4,802	(15,894)
Deferred revenue	(2,436)	(1,312)	(4,470)
Minority interest	—	—	104

Net cash provided by (used in) operating activities	19,268	12,933	(24,525)

Cash flows from investing activities:
Acquisitions	(612)	311	—
Purchase of short-term investments	(2,500)	(3,450)	(14,653)
Proceeds from sale of short-term investments	—	14,228	4,036
Funding to joint venture and subsidiaries	(500)	(1,766)	(9,250)
Restricted cash	—	3,728	39,569
Payments for property, equipment and capitalized software development	(6,035)	(6,264)	(3,186)
Proceeds from the sale of property and equipment	12	130	—

Net cash provided by (used in) investing activities	(9,635)	6,917	16,516

Cash flows from financing activities:
Proceeds from issuance of notes	—	1,622	1,081
Repayment of notes	(1,190)	(1,927)	(16,450)
Proceeds from loan	—	—	—
Payment to settle debt with Transceptgate	—	(4,999)	—
Proceeds from issuance of common stock	6,998	3,127	672

Net cash provided by (used in) financing activities	5,808	(2,177)	(14,697)

Effect of exchange rate changes on cash	729	257	(145)

Increase (decrease) in cash and cash equivalents	16,170	17,930	(22,851)
Cash and cash equivalents, beginning of period	47,696	29,766	52,617

Cash and cash equivalents, end of period	$63,866	$47,696	$29,766

Supplemental disclosure of cash flow information (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

Nature of Business and Principles of Consolidation

LookSmart (the Company) is a provider of commercial search services and a developer of innovative web search solutions. The Company provides consumers with highly relevant search results through a distribution network that includes LookSmart.com and other portals and ISPs, while delivering targeted sales leads to online businesses.

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

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. Prior to 2002, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. In 2002 and 2003, these costs are reflected in cost of revenue. The amount reclassified in 2002 was $4.3 million.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, other accrued liabilities and income taxes payable are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of debt and notes payable approximates fair value.

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency is their local currency, are translated into United States dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive income (loss).

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in Other Expense, net. Such exchange gains (losses) amounted to $(958,000), ($53,000) and $(14,000) for 2003, 2002, and 2001 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers. All highly liquid instruments with original maturities greater than ninety days and current maturities less than twelve months from the balance sheet date are considered short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2003, the Company’s short-term investments were primarily commercial paper with maturities in excess of 90 days.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset’s useful life are capitalized.

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

The Company’s capitalized software costs were $5.7 million and $3.6 million with related accumulated amortization of $1.5 million and $0.3 million at December 31, 2003 and 2002, respectively. Capitalized software costs are included in other assets and are amortized over two to three years.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. With the adoption of SFAS 142 in the first quarter of 2002, the Company discontinued amortizing the remaining balances of goodwill.

The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

The announcement of the termination of the Company’s distribution and licensing agreement with Microsoft was a SFAS 142 triggering event, which required the Company to perform the impairment tests at October 6, 2003, the date of the announcement. The Company did not record an impairment as a result of the event-driven analysis.

The Company reviews goodwill for potential impairment as of December 31 each year and did not record a goodwill impairment charge as a result of the 2003 review. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

Cash flow forecasts used in evaluation of goodwill and intangibles were based on trends of historical performance and management’s estimate of future performance.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. The Company is currently amortizing acquired intangible assets with definite lives over periods from one to five years and the amortization expense is primarily classified as cost of product revenue in our consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s disposal of FutureCorp is presented as a discontinued operation in compliance with SFAS 144.

The announcement of the termination of the Company’s distribution and licensing agreement with Microsoft was a SFAS 144 triggering event, which required the Company to perform the impairment tests at October 6, 2003, the date of the announcement. The impairment analysis was performed based on discounted future cash flows. The Company did not record an impairment as a result of the event-driven analysis. Cash flow forecasts used in evaluation of long-lived assets were based on trends of historical performance and management’s estimate of future performance.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards SFAS 123 (“SFAS 123”), “Accounting for Stock-based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123 and related Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. (in thousands, except per share data):

	2003	2002	2001
Net income (loss) as reported	$5,786	$27,932	$(59,567)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,010	2,376	3,236
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(18,126)	(23,357)	(33,233)

Pro forma net income (loss)	$(11,330)	$6,951	$(89,564)

Basic net income (loss) per share
As reported	$0.06	$0.29	$(0.65)
Pro forma	$(0.11)	$0.07	$(0.98)
Diluted net income (loss) per share
As reported	$0.05	$0.27	$(0.65)
Pro forma	$(0.11)	$0.07	$(0.98)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Volatility	126%	122%	131%
Risk-free interest rate	2.97%	3.82%	4.56%
Expected lives (years)	4.4	4.4	4.6
Expected dividend yield	—	—	—

The weighted average fair value for options granted was $2.2593, $1.7599 and $1.0367 for 2003, 2002 and 2001, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement. The fair value of options granted to consultants is recorded as consulting expense as services are provided and totaled $0.0 million, $0.1 million and $0.0 million for 2003, 2002 and 2001, respectively.

Net Loss Per Share

Statement of Financial Standards No. 128, “Earnings per Share,” (“SFAS 148”) establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock and the treasury stock method for options and warrants.

Revenue Recognition

The Company generates revenues from listings and licensing. The Company exited the ecommerce segment in 2002 and ceased reporting the advertising segment in 2002, as the Company no longer manage advertising as a separate product. Revenues associated with listings products, including directory listings and affiliate commissions are generally recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied, and when no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months. This estimate is reviewed on an annual basis.

Affiliate revenues are included in listings revenue and are based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, the Company generates revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sale rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network.

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

Revenues associated with our licensing agreement with Microsoft are recognized in the period in which URLs are added to the database and the database is delivered to Microsoft, per the agreement, all performance obligations have been satisfied, and no refund obligations exist. Payments from Microsoft received in advance of delivery are recorded as deferred revenues. The Company recognizes quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we are required to add to our database during the relevant six-month period. As a result, to the extent that we satisfy our database update obligations unevenly, the revenues we recognize under this contract may be skewed on a quarter-to-quarter basis.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.3 million, $0.6 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Development Costs

Costs incurred in the classification and organization of listings within our directories and the development of new products and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Income

The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Comprehensive Income.” The components of the Company’s “Comprehensive income (loss)” include no provision for United States or California State income taxes.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s short-term investments are managed by one institution. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility.

The Company derived approximately 64% of our listings revenues in 2003 and approximately 58% of our listings revenues in 2002 from the Company’s relationship with Microsoft.

The Company derived 100% of the licensing revenues in 2003, 2002 and 2001 from the Company’s relationship with Microsoft.

On October 6, 2003, we announced that Microsoft will not renew its distribution and licensing agreement beyond January 15, 2004.

Segment Information

Starting on January 1, 2003, the Company has two operating segments: listings and licensing. The Company exited the ecommerce segment in 2002 and ceased reporting the advertising segment in 2002, as it no longer manages advertising as a separate product. With the exception of accounts receivable, deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, the Chief Executive Officer and the Chief Financial Officer, of the Company does not include allocations of assets and liabilities or operating costs to the Company’s segments.

Combined revenues from foreign subsidiaries were 14% in 2003 and less than 10% in 2002 and 2001. International revenues in 2003 were derived from the Company’s operations in Australia, Japan and the United Kingdom, all of which were individually less than 10% of total revenue. International revenues in 2002 and 2001 were derived entirely from the Company’s Australian operation and were less than 10% of total revenue.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, all of the Company’s accounts receivable, intangible assets and goodwill related to the listings segment.

As of December 31, 2003 and 2002, deferred revenue by segment is as follows (in thousands):

	December 31,
	2003	2002
Listings	$5,362	$3,983
Licensing	—	3,815

Total	$5,362	$7,798

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN No. 45, at the beginning of 2003, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No 149 (“SFAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts and is effective for contracts entered into or

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which will continue to be applied in accordance with their respective effective dates. The guidance will be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company’s third quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

2.    Acquisitions:

The transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company’s results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on their fair values on the acquisition dates.

WiseNut, Inc.

On April 2, 2002, the Company completed the acquisition of WiseNut, Inc. (“WiseNut”), a search engine technology company. The Company issued 2,646,000 shares of common stock at a price per share of $2.47, assumed 296,000 stock options with a fair value of $0.7 million, incurred direct costs of the transaction in the amount of $0.5 million and recorded a liability in the amount of $0.9 million in exchange for all the outstanding capital stock of WiseNut. Of the total assumed stock options, approximately 132,000 stock options with an intrinsic value of $0.4 million were unvested. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” these unvested options were accounted for as deferred stock-based compensation and are being recognized over their related vesting periods.

The common stock issued was valued in accordance with EITF Issue No. 99-12, “Determination of the measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” using the average of the closing prices of the Company’s common stock for the two days prior to the date of, and the two days after the announcement date of March 12, 2002. The assumed stock options were valued using the Black-Scholes valuation model using a volatility rate of 130%, a risk-free interest rate of 4.3% and an estimated life of four years.

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

Under the terms of the acquisition agreement, 1.9 million shares of common stock were placed in an escrow account to secure certain seller representations and warranties for a period of up to 18 months. In 2003, the escrow shares were released in accordance with the agreement. The fair value of these shares was determined using the average of the closing prices of the Company’s common stock for the two days prior to the date of, and the two days after the announcement date of March 12, 2002, as there were no changes to the number of shares released, and were recorded as goodwill and assigned to the Listings segment.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of WiseNut’s assets and liabilities acquired by the Company (in thousands):

Cash and cash equivalents	$311
Other current assets	165
Fixed assets	1,327
Technology	6,460
Customer contract	80
Accrued liabilities	(195)
Deferred compensation	378
Goodwill	2,939

Net assets acquired	$11,465

The following unaudited pro forma results of operations reflect the combined results of LookSmart and Wisenut for the year ended December 31, 2002, as if the business combination occurred as of the beginning of the year (in thousands, except per share amounts).

Revenue	$96,098
Net income	$26,378
Net income per share —
Basic	$0.27
Diluted	$0.26
Weighted average shares outstanding used in per share calculation —
Basic	96,874
Diluted	103,197

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

3.    Property and Equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$20,682	$18,077
Furniture and fixtures	1,933	1,276
Software	4,090	4,040
Leasehold improvements	2,783	2,931

	29,488	26,324
Less accumulated depreciation and amortization	21,044	16,920

Property and equipment, net	$8,444	$9,404

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost related to assets under capital lease obligations at December 31, 2003 and 2002 was $0.1 million. Accumulated amortization related to assets under capital lease obligations at December 31, 2003 and 2002 was $0.1 million and $8,000, respectively.

Depreciation and amortization expense was $6.1 million, $6.0 million, and $6.7 million for 2003, 2002 and 2001, respectively.

4.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of 3 to 7 years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives.

	December 31,
	2003	2002
Goodwill	$13,626	$11,546
Less accumulated amortization	2,694	2,694

Goodwill, net	$10,932	$8,852

Intangible assets	$9,763	$8,474
Less accumulated amortization	4,050	2,292

Intangible assets, net	$5,713	$6,182

Intangible asset amortization expense was $1.8 million and $1.5 million and $1.4 million for 2003, 2002 and 2001, respectively and was included in product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2004	$1,357
2005	1,357
2006	923
2007	923
2008	923
Thereafter	230

The reconciliation of net income (loss) to adjusted net income (loss) as if there had been no goodwill amortization in any period presented is as follows for the year ended December 31, 2001. There was no goodwill amortization for the years ended December 31, 2002 and 2003 (in thousands, except per share amounts):

Year ended December 31, 2001
Reported net loss	$(59,567)
Goodwill amortization	4,630

Adjusted net loss	$(54,937)

Reported basic and diluted earnings per share:
Reported net loss	$(0.65)
Goodwill amortization	0.05

Adjusted net loss	$(0.60)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation and related expenses	$3,798	$1,960
Restructuring reserve related to severance costs	1,074	—
Accrued distribution and partner costs	17,288	15,129
Other	4,355	1,287

	$26,515	$18,376

6.    Notes Payable:

Future principal payments under notes payable at December 31, 2003 are as follows (in thousands):

Year	Payments
2004	$44
2005	48
2006	53
2007	58
2008	63
Thereafter	61

Total	$327

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2003, the balance of this note was $0.3 million.

7.    Income Taxes:

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax asset:
Net operating losses	$52,931	$51,335
Depreciation and amortization	6,366	7,848
Accruals and reserves	3,906	1,585
Compensation	638	691

Total deferred tax assets	63,841	61,459
Less: valuation allowance	(63,841)	(61,459)

	$—	$—

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company has net operating loss (NOL) carryforwards of approximately $129 million, $95 million and $3 million for federal, state and foreign tax purposes, respectively. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs is subject to annual limitations through the year 2011 due to a greater than 50% change in the ownership of the Company which occurred during 1997 and 1998. These loss carryforwards expire from 2004 to 2017. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $46 million and $42 million for federal and state purposes, respectively.

For the tax years 2003 and 2002, the State of California has suspended the utilization of prior year NOLs. As a result, the Company has offset the taxable income for California for 2003 and 2002 with current and prior year tax credits.

In 2003, the Alternative Minimum Tax (AMT) limitation of NOL usage to 90% of federal tax liability resulted in federal tax of $0.2 million. In 2002, the AMT limitation was suspended.

In the fourth quarter of 2003, the Company implemented a tax planning strategy in its international offices, which significantly reduced the overall effective rate for the year, and resulted in a reduction in income tax expense of $0.4 million.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2003	2002	2001
Federal statutory rate	34%	34%	(34)%
Permanent differences	10.1	9.3	11.9
State taxes, including permanent differences	0.1	1.5	(3.8)
Change in valuation allowance	(43.5)	(44.1)	24.5
Other	8.7	(0.9)	3.8

Total	9.4%	(0.2)%	2.4%

8.    Commitments and contingencies:

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under all operating leases, in total and net of minimum sublease income, at December 31, 2003 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2004	$4,850	$4,472
2005	4,588	4,588
2006	4,622	4,622
2007	4,689	4,689
2008	4,751	4,751
Thereafter	4,412	4,412

Total	$27,912	$27,534

Rent expense under all operating leases for 2003, 2002, and 2001 amounted to $4.5 million, $4.2 million and $2.7 million (net of sublease income of $0.9 million, $1.4 million and $2.3 million), respectively. Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

The Company has a $1.6 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s headquarters.

The above SBLC contains two financial covenants, the first requiring a minimum net worth of $7 million and the second requiring minimum liquid assets, as defined by the agreement, of $40 million. At December 31, 2003, the Company was in compliance with both covenants.

Capital Leases

In November 2002, the Company entered into an agreement for the lease of telephone equipment. At December 31, 2003, the balance of the lease was $0.1 million. The amount outstanding includes interest of $2,000 and has been classified as current as the remaining portion of the lease will be paid during 2004.

Guarantees and Indemnities

The Company adopted FIN 45 at the beginning of 2003. During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution partners in connection with the sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Legal Proceedings

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint containing substantially the same allegations as the prior two complaints. In June 2003, the Company reached a tentative agreement to settle the matter and in October 2003, the Superior Court approved the settlement. All liabilities related to legal expenses have been either paid or recorded in 2003.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture (Note 14), LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

9.    Stockholders’ Equity:

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2003, no shares of preferred stock were issued or outstanding.

Warrants

In 1998, the Company issued a warrant to Cox Interactive Media to purchase 1,500,000 shares of common stock at an exercise price of $2.50 per share as part of a strategic alliance. The warrant was exercised in 2003 for 0.4 million shares.

In 1998, the Company issued a warrant to purchase up to 480,000 shares of common stock at an exercise price of $0.41833 per share in connection with a financing agreement. This warrant was exercised in 2003 for 0.4 million shares.

In 1999, the Company granted warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share to two individuals in connection with their employment. As of December 31, 2003, 87,181 of these warrants had been exercised. Of the remaining 32,819 warrants, 14,070 were vested and 18,749 were expired. The remaining vested warrants expire in June 2004.

In October 2000, the Company acquired Zeal Media and assumed warrants to purchase 21,188 shares of common stock at $9.04 per share in connection with the acquisition. As of December 31, 2003, 7,138 of these warrants had expired, leaving 14,050 warrants vested and outstanding. These warrants expire over a range of dates from April 2005 to September 2005. The fair value of the warrants was recorded as part of the purchase price of Zeal.

As of December 31, 2003, there were outstanding warrants to purchase 28,120 shares of common stock, as follows:

Date of grant	Number of warrants	Exercise price per share	Expires
June 1999	14,070	$1.25	June 2004
October 2000	14,050	$9.04	April 2005 to September 2005

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

Stock-Based Compensation

In connection with the grant of certain stock options to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded stock compensation expense as follows (in thousands):

	2003	2002	2001
Amortization of deferred stock compensation	$819	$1,837	$3,236
Stock compensation related to variable options	191	539	—

Total stock-based compensation	$1,010	$2,376	$3,236

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 19,667,816 and 24,492,647 shares of common stock for issuance under its stock option plans at December 31, 2003 and December 31, 2002, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, 17,227,731 options were outstanding and 2,440,085 shares remained available for grant under the Company’s plans. Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	13,531	$13.26
Granted	15,612	$1.65
Exercised	(1,047)	$0.32
Cancelled	(12,262)	$14.73

Balance at December 31, 2001	15,834	$1.53
Granted	7,880	$1.75
Exercised	(2,414)	$1.13
Cancelled	(2,961)	$1.88

Balance at December 31, 2002	18,339	$1.60
Granted	5,948	$2.73
Exercised	(4,825)	$1.33
Cancelled	(2,234)	$2.10

Balance at December 31, 2003	17,228	$2.00

The Company accounts for employee stock options under APB No. 25 and related interpretations. For 2003, 2002 and 2001, the Company recorded deferred compensation of $0.2 million, $0.4 and $0.0 respectively, for stock option grants related to the options assumed in the WiseNut acquisitions.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$0.0095–1.0700	3,772,169	8.15	$0.8677	1,275,773	$0.7015
1.1600–1.4375	3,231,581	8.16	$1.3364	1,724,640	$1.3425
1.4500–2.5000	5,028,476	5.41	$2.0854	3,446,247	$2.2098
2.5300–20.0000	5,195,005	9.11	$3.1570	956,389	$3.7111
30.8750–30.8750	500	5.73	$30.8570	500	$30.8750

$ 0.0095–30.8750	17,227,731	7.64	$2.0022	7,403,549	$1.9437

As of December 31, 2002 and 2001, there were 7,036,810 and 5,351,323 options exercisable, respectively.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan. At December 31, 2003, a total of 1,750,000 shares of common stock were reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. In January 2003, the Board of Directors authorized an additional 250,000 shares to be added to the Plan, bringing the total authorized shares to 2,000,000. As of December 31, 2003, 1,613,677 shares have been issued under the 1999 Purchase Plan and 386,323 shares remain available for purchase.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Other Equity Items:

Other equity items consist of the following (in thousands):

	December 31,
	2003	2002
Warrants	$—	$913
Unearned Compensation	(107)	(345)
Unrealized gain (loss) on securities	1	—
Translation adjustments	879	150

	$773	$718

11.    Net Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator—Basic and diluted:
Net income (loss)	$5,786	$27,932	$(59,567)
Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	103,697	96,874	91,815
Dilutive common equivalent shares:
Options	5,035	4,756	—
Warrants	7	377	—
Escrow Shares	—	1,190	—
Shares used to compute diluted EPS	108,739	103,197	91,815
Net income (loss) per share:
Basic	$0.06	$0.29	$(0.65)
Diluted	$0.05	$0.27	$(0.65)

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options and warrants as follows (in thousands):

	As of December 31,
	2003	2002	2001
Options	2,202	2,289	15,834
Warrants	34	463	2,015

Total antidilutive shares	2,236	2,752	17,849

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

13.    Asset Impairment and Restructuring Charges

Asset Impairment

Goodwill and internally developed software associated with Inside the Web and LookSmart Live! were determined to be impaired in the first quarter of 2001 when the Company decided to discontinue offering these services. This resulted in an impairment charge of $6.0 million.

Goodwill related to Guthy-Renker was determined to be impaired in 2001 when the Company renegotiated and ultimately did not renew its agreement with Guthy-Renker Corporation. This resulted in an impairment charge of $5.4 million.

The revenues associated with Beseen declined during 2001, and the operations related to this acquisition were not expected to be profitable in the future. Accordingly, the Company determined that the BeSeen goodwill was impaired in the fourth quarter of 2001. This resulted in an impairment charge of $1.0 million.

In all the cases described above, the fair value of the goodwill was determined to be zero because the Company was terminating its activity related to these assets and expected no significant cashflows from these operations in the future.

In 2001, the Company incurred an impairment charge related to prepaid advertising contracts which were determined to have no value due to the termination of the underlying long-term advertising contracts. This resulted in an impairment charge of $1.2 million.

Restructuring Charges

In November 2003, the Company implemented a restructuring plan to eliminate 115 redundant positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company sales force of 29 positions, a reduction in the Company general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. These reductions were designed to significantly reduce costs in 2004.

The restructuring included severance charges associated with the reduction in force of $1.1 million and costs related to closing redundant leased facilities of $3.1 million. These costs were classified as restructuring charges on the Statement of Operations and Comprehensive Income (Loss), and included in Operating Expenses. As of December 31, 2003 the restructuring liability was $4.2 million. Of this amount, $1.1 million was included in accrued liabilities and $3.1 million was included in deferred rent on the Consolidated Balance Sheet. The Company has not recorded any adjustments to the liability and all severance costs will be paid in the first quarter of 2004.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2001, the Company recorded $2.2 million in severance costs related to a workforce reduction of 172 employees. Of the 172 employees, 22 were from operations departments included in Cost of Revenue, 20 were from Sales and Marketing departments, 119 were from Product Development and 11 were from General and Administrative departments. All severance benefits were paid in 2001 and were classified as restructuring charges on the Statement of Operations and Comprehensive Income (Loss).

14.    British Telecommunications Joint Venture:

In February 2000, LookSmart entered into a joint venture agreement with British Telecommunications (BT). LookSmart and BT have equal equity interests in the joint venture, BT LookSmart, which provided localized directory services in Europe and Asia. The Company accounts for its investment in the joint venture using the equity method of accounting. The Company’s share of the joint venture’s net income or loss is reported as non-operating income or expense.

In December 2002, the Company and BT agreed to dissolve the joint venture. In connection with the dissolution, the Company recorded a gain from extinguishment of its note to Transceptgate, Limited of $32.6 million. The gain from extinguishment resulted from the forgiveness of the Company’s note payable of $40.2 million to Transceptgate, Limited, offset by $3.5 million in cash paid and one million shares of the Company’s common stock, valued at $2.5 million given to Transceptgate, along with the return of $1.5 million in restricted cash to Transceptgate, Limited, and $0.1 million in accounting and legal fees associated with the transaction.

In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million. The remaining investment balance at December 31, 2003 is $0.4 million, which reflects the estimated value upon final liquidation of the joint venture.

15.    Supplemental Disclosure of Cash Flow Information (in thousands):

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112	$98	$21,265

Income taxes	$598	$106	$568

Noncash investing and financing activities:
Issuance of stock for settlement of BT loan	$—	$2,500	$—
Issuance of stock for disposal of Futurecorp	—	41	—
Issuance of stock for acquisitions and technology license	3,615	7,854	—
Assets purchased under capital lease	—	131	—
Cashless exercise of warrants	913	—	—

16.    Related Party Transactions:

In 2001, the Company entered into a license agreement with Viator Ventures, Inc., a technology company wholly owned by a former executive officer of the Company. In February 2002, the Company exercised its contractual option to make the license exclusive. As consideration for the exclusivity, the Company paid

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.4 million and issued 300,000 shares of the Company’s common stock valued at $0.7 million to Viator Ventures. The license is classified as property and equipment on the balance sheet and has an estimated useful life of three years.

In 2001, the Company received $0.4 million from QSound Labs, Inc. (Note 12) for advertising sales. In the second quarter of 2001, the Company sold the remainder of its equity investment in QSound.

The Company had an ecommerce agreement with Guthy-Renker Corporation (“GRC”), one of the Company’s stockholders. The ecommerce agreement with GRC terminated pursuant to its terms on April 2, 2002. During 2002, the Company earned $1.0 million in revenue from GRC and paid $18,000 to GRC for marketing and administrative support. During 2001, the Company earned $10.0 million in revenue from GRC. and paid GRC $0.1 million for marketing and administrative support.

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan is interest-free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount forgiven, imputed interest and tax adjustments charged to operations were $16,000, $14,000 and $47,000, respectively, for the year ended December 31, 2003 and $47,000, $13,000 and $33,000 for the year ended December 31, 2002. Due to the resignation of the Chief Financial Officer in 2003, the outstanding unforgiven balance of $0.2 million is due no later than April 30, 2004.

As of December 31, 2002 the Company had a related party receivable of $1.4 million, from BT LookSmart (Note 14), which represented reimbursable distribution costs incurred for paid clicks provided by one of the Company’s distribution partners to BT LookSmart. This amount was classified on the balance sheet as “due from related party”. In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million. The remaining investment balance at December 31, 2003 is $0.4 million, which reflects the estimated value upon final liquidation of the joint venture.

A member of the Company’s Board of Directors became a member of senior management of a significant customer in late 2003. Revenue associated with this customer was less than 5% of total revenue in 2003.

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

17.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 15% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary. The Company modified its plan to allow a discretionary employer match effective January 1, 2004. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $1.1 million, $0.9 million and $0.9 million for 2003, 2002, and 2001, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Loss from Discontinued Operations

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in 2002. Revenue included in the loss from discontinued operations was $0.6 million and $2.1 million in 2002 and 2001, respectively. Pretax net income (loss) reported in discontinued operations was $63,000 and $2.1 million, 2002 and 2001, respectively. Loss from discontinued operations was $1.0 million and $3.0 million in 2002 and 2001, respectively.

19.    Subsequent Events:

Sale of Australian Assets—In January 2004, the Company agreed to sell certain of the assets of its Australian subsidiary, and related intellectual property rights, to a subsidiary of Telstra Corporation Limited for the sum of approximately $ 0.7 million. The Company will continue to operate the subsidiary through the second quarter of 2004.

Restructuring—In the first quarter of 2004, the Company announced that it will eliminate an additional 29 redundant positions in the United States. Of the 29 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company sales force of 8 positions, a reduction in the Company general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. This reduction will result in a $0.5 million restructuring charge in the first quarter of 2004.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

LOOKSMART, LTD. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,195	$3,329	$4,415	$3,109
Deferred tax valuation allowance	49,860	24,644	—	74,504

Total	$54,055	$27,973	$4,415	$77,613

Year ended December 31, 2002:
Allowance for doubtful accounts	$3,109	$580	$727	$2,962
Deferred tax valuation allowance	74,504	—	13,045	61,459

Total	$77,613	$580	$13,772	$64,421

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,962	$—	$457	$2,504
Deferred tax valuation allowance	61,459	2,382	—	63,841

Total	$64,421	$2,382	$457	$66,345

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

(b)  Changes in internal controls.    There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)  Limitations on the Effectiveness of Controls.    Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2004 annual meeting of stockholders (the “2004 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item may be found in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, financial statement schedules, and management contract or compensatory plans or arrangements are filed as part of this report:

(1)	Consolidated Financial Statements: See Index to Financial Statements at Item 8 on page 36 of this report.

(2)	Financial Statement Schedule: See Index to Financial Statements at Item 8 on page 36 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.

All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(b) Reports on Form 8-K

The Company filed the following current reports on Form 8-K in the fourth quarter of 2003: October 6, 2003 (Item 5 – Microsoft non-renewal of License and Distribution Agreement) and October 28, 2003 (Items 5 and 7 – third quarter 2003 financial results).

(c) Exhibits.

See the exhibit list following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 12, 2004:

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erik Riegler and Damian Smith, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAMIAN SMITH Damian Smith	Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ WILLIAM B. LONERGAN William B. Lonergan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ EVAN THORNLEY Evan Thornley	Chairman of the Board	March 12, 2004

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 12, 2004

/s/ TERESA DIAL Teresa Dial	Director	March 12, 2004

/s/ TRACEY ELLERY Tracey Ellery	Director	March 12, 2004

/s/ MARK SANDERS Mark Sanders	Director	March 12, 2004

/s/ GREG SANTORA Greg Santora	Director	March 12, 2004

/s/ EDWARD WEST Edward West	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(4)	WiseNut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.13(1)	Consent to Sublease Agreement with Ninety Park Property LLC, and First Manhattan Consulting Group Inc. for property located at 90 Park Avenue, New York, New York, dated October 22, 1998

10.14(1)	Lease Agreement with Euro Asia Properties Pty Ltd for property located at Level 5, 388 Lonsdale Street, Melbourne, Australia, dated September 1, 1998

10.15(1)	Lease Agreement with Tonicalon Pty Limited for property located at Level 3, 68 Alfred Street, Milsons Point, Sydney, Australia, dated June 1, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.34+(5)	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2003

10.35(6)	Settlement Agreement and Release between the Registrant and Dianne Dubois dated May 27, 2003

10.36	Amendment No. 6 to the Distribution and Licensing Agreement with Microsoft Corporation dated October 1, 2003

10.37	Letter agreement between the Company and William B. Lonergan dated August 13, 2003

10.38	LookSmart, Ltd. Staff Special Severance Plan and Summary Plan Description dated October 1, 2003

21.1	List of Subsidiaries

23.1	Consent of Independent Accountants

24.1	Power of Attorney (please see the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(5)	Filed in connection with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.