Form 10-Q
period 2004-03-31
LOOKSMART LTD
filed 2004-05-10
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 4, 2004, there were 111,665,207 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$37,496	$63,866
Short-term investments	34,083	6,068
Trade accounts receivable, net of allowance for doubtful accounts of $1,908 in at March 31, 2004 and $2,504 at December 31, 2003	11,698	22,265
Prepaid expenses	1,564	2,308
Other current assets	412	372

Total current assets	85,253	94,879
Property and equipment, net	8,177	8,444
Security deposits and other assets	5,932	6,124
Intangible assets, net	5,374	5,713
Goodwill	10,932	10,932

Total assets	$115,668	$126,092

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Long term debt, current portion	$187	$101
Trade accounts payable	5,148	3,600
Other accrued liabilities	18,284	27,125
Deferred revenue and customer deposits	4,523	5,362

Total current liabilities	28,142	36,188
Long term debt	171	283
Other long term liabilities	5,750	3,324

Total liabilities	34,063	39,795
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at March 31, 2004 and December 31, 2003; Issued and Outstanding: 109,731, and 107,808 at March 31, 2004 and December 31, 2003	108	106
Additional paid-in capital	263,909	261,792
Other equity	1,086	773
Accumulated deficit	(183,498)	(176,374)

Total stockholders’ equity	81,605	86,297

Total liabilities and stockholders’ equity	$115,668	$126,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Listings	$27,565	$29,433
Licensing	195	3,969

Total revenues	27,760	33,402

Cost of revenues	16,233	17,832

Gross profit	11,527	15,570

Operating expenses:
Sales and marketing	3,248	4,172
Product development	7,804	7,182
General and administrative	3,999	3,054
Restructuring costs	3,779	—

Total operating expenses	18,830	14,408

Income (loss) from operations	(7,303)	1,162

Non-operating income (expense):
Interest and other non-operating income, net	178	149
Share of joint venture loss	—	(256)

Income (loss) operations before income taxes and extraordinary gain	(7,125)	1,055
Income tax expense	—	(116)

Income (loss) operations before extraordinary gain	(7,125)	939
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	202

Net income (loss)	(7,125)	1,141

Other comprehensive income (loss):
Change in unrealized gain on short-term investments	(2)	293
Change in translation adjustment	294	68

Comprehensive income (loss)	$(6,833)	$1,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS), CONTINUED

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Income (loss) per share:

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.07)	$0.01
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	0.00	0.00

Net income (loss)	$(0.07)	$0.01

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.07)	$0.01
Extraordinary gain from the purchase of BTLS Joint Venture entities, net of tax	0.00	0.00

Net income (loss)	$(0.07)	$0.01

Weighted average shares outstanding used in per share calculation—basic	108,203	100,374
Weighted average shares outstanding used in per share calculation—diluted	108,203	109,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(7,125)	$1,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of joint venture loss	—	256
Depreciation and amortization	1,909	1,872
Stock based compensation	50	969
(Gain) loss from sale of assets and other non-cash charges	378	(1)
Extraordinary gain from the purchase of BTLS joint venture entities	—	(202)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	10,567	18
Prepaid expenses	744	211
Other assets	107	643
Trade accounts payable	1,548	176
Other accrued liabilities	(6,414)	1,657
Deferred revenue and customer deposits	(839)	(963)

Net cash provided by operating activities	925	5,777

Cash flows from investing activities:
Acquisition of assets of Grub, Inc.	—	(612)
Proceeds from sale of short-term investments	—	3,406
Purchases of short-term investments	(28,015)	—
Funding to joint venture	—	(500)
Payments for property, equipment and capitalized software development	(1,656)	(2,299)
Proceeds from the sale of property and equipment	83	1

Net cash used in investing activities	(29,588)	(4)

Cash flows from financing activities:
Repayment of notes	(26)	(428)
Proceeds from issuance of common stock	2,025	1,415

Net cash provided by financing activities	1,999	987

Effect of exchange rate changes on cash	294	68

Increase (decrease) in cash and cash equivalents	(26,370)	6,828
Cash and cash equivalents, beginning of period	63,866	47,696

Cash and cash equivalents, end of period	$37,496	$54,524

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

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. In the first quarter of 2003, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. These costs have been reclassified and are reflected in cost of revenue. The amount reclassified in the first quarter of 2003 was $1.2 million.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s short-term investments are managed by one institution. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility.

The Company derived approximately 32% and 64% of its listings revenues in the three months ended March 31, 2004 and 2003, respectively, from the Company’s relationship with Microsoft.

The Company derived approximately 16% and 3% of its listings revenues in the three months ended March 31, 2004 and 2003, respectively, from its relationship with Mamma.com.

The Company derived 100% of the licensing revenues in 2004 and 2003 from the Company’s relationship with Microsoft.

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards SFAS 123 (“SFAS 123”), “Accounting for Stock-based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123 and related Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(7,125)	$1,141
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	969
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,125)	(4,401)

Pro forma net loss	$(9,200)	$(2,291)

Basic net income (loss) per share
As reported	$(0.07)	$0.01
Pro forma	$(0.09)	$(0.02)

Diluted net income (loss) per share
As reported	$(0.07)	$0.01
Pro forma	$(0.09)	$(0.02)

For purposes of computing pro forma net income (loss), the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

Options vest over several years, and new option awards are generally granted each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Segment Information

In 2003, the Company had two operating segments: listings and licensing. In 2004, the Company will reduce to one operating segment, listings, due to the expiration of the Company’s only licensing agreement with Microsoft in January of 2004.

With the exception of accounts receivable, deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, the Chief Executive Officer and the Chief Financial Officer, the Company did not include allocations of assets and liabilities or operating costs to the Company’s segments in 2003. As of March 31, 2004 and December 31, 2003, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the listings segment.

Combined revenues from foreign subsidiaries were 14% and 7% for the three months ended March 31, 2004 and 2003, respectively, and were derived from the Company’s operations in Australia, Japan and the United Kingdom, all of which were individually less than 10% of total revenue.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46, “Consolidation of Variable Interest Entities”, and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are normal recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any full fiscal year or for any future period.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2003 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

3. Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. The Company has reassessed the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2004	December 31, 2002
Goodwill	$13,626	$13,626
Less accumulated amortization	2,694	2,694

Goodwill	$10,932	$10,932

Intangible assets	$9,763	$9,763
Less accumulated amortization	4,389	4,050

Intangible assets, net	$5,374	$5,713

Intangible asset amortization expense was $0.3 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, and was included in cost of revenue and product development costs. Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2004	$1,018
2005	1,357
2006	923
2007	923
2008	923
Thereafter	230

4. Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	March 31, 2004	December 31, 2003
Accrued compensation and related expenses	$5,284	$3,798
Restructuring accrual related to severance costs and lease obligations	1,814	1,653
Accrued distribution and partner costs	6,699	17,288
Other	4,487	4,386

	$18,284	$27,125

5. Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at March 31, 2004 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2004 remaining amount	$3,576	$3,149
2005	4,588	4,588
2006	4,622	4,622
2007	4,689	4,689
2008	4,751	4,751
Thereafter	4,412	4,412

Total	$26,638	$26,211

The Company has a $1.6 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s headquarters.

The above SBLC contains two financial covenants, the first requiring a minimum net worth of $20 million and the second requiring minimum liquid assets, as defined by the agreement, of $40 million. At March 31, 2004, the Company was in compliance with both covenants.

Guarantees and Indemnities

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

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

Sale of International Assets

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its international subsidiaries, also including related intellectual property rights, for approximately $1.4 million. The company will continue to operate the subsidiaries through transition periods ending later in 2004 and retains the rights to revenues generated on existing customers during these transition periods. No sale has been recorded in the first quarter of 2004 in respect of these agreements as the Company has retained significant risks and rewards of the businesses as it continues to operate them. The income reflecting the cash received has been deferred on the balance sheet within other accrued liabilities.

6. Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator—Basic and diluted:
Net income (loss)	$(7,125)	$1,141

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	108,203	100,374
Dilutive common equivalent shares:
Options	—	7,210
Warrants	—	540
Escrow Shares	—	1,190

Shares used to compute diluted EPS	108,203	109,314

Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities include potential common stock relating to stock options and warrants as follows (in thousands):

	March 31, 2004	March 31, 2003
Options	11,089	496
Warrants	28	32

Total antidilutive shares	11,117	528

7. Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan is interest-free and may be forgiven ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount of imputed interest and tax adjustments charged to operations were $3,000 and $3,000, respectively, for the three months ended March 31, 2004 and the amount forgiven, imputed interest and tax adjustments were $16,000, $4,000 and $32,000 for the three months ended March 31, 2003. Due to the resignation of the Chief Financial Officer in 2003, the outstanding unforgiven balance of $0.2 million is due no later than June 30, 2004.

A member of the Company’s Board of Directors became a member of senior management of a significant customer in late 2003. Revenue associated with this customer was less than 5% of total revenue in the first quarter of 2004.

8. Extraordinary Gain on Acquisition of Joint Venture Entities

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

9. Restructuring Costs

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

The restructuring in the fourth quarter of 2003 included severance charges associated with the reduction in force of $1.0 million and costs related to closing redundant leased facilities of $3.1 million.

In the first quarter of 2004, the Company announced that it eliminated an additional 33 positions worldwide. Of the 33 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company sales force of 12 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.5 million restructuring charge recognized in the first quarter of 2004. All severance costs will be paid by the second quarter of 2004.

Also in the first quarter of 2004, the Company incurred an additional restructuring expense of $3.2 million on further leased facilities that were vacated during the period.

These costs were classified as restructuring charges on the Statement of Operations and Comprehensive Income (Loss), and included in Operating Expenses. As of March 31, 2004 the restructuring liability was $6.8 million. Of this amount, $1.8 million was included in other accrued liabilities and $5.0 million was included in other long-term liabilities on the Consolidated Balance Sheet. All severance costs will be paid by the second quarter of 2004.

A reconciliation of the liability for the restructuring charge of 2003 and the three months ended March 31, 2004 for severance and lease restructuring costs is as follows (in thousands):

	Employee severance Costs	Lease restructuring costs	Total
Total 2003 accrual	$977	$3,161	$4,138
Adjustments to accrual during the quarter ended March 31, 2004	76		76
Additional costs recorded in the quarter ended March 31, 2004	543	3,160	3,703

	1,596	6,321	7,917

Amortization of lease restructuring costs recorded in the quarter ended March 31, 2004		136	136
Cash payments during the quarter ended March 31, 2004	944		944

Balance as of March 31, 2004	$652	$6,185	$6,837

10. Subsequent Event

On April 29, 2004, the Company announced that it had acquired certain assets related to the Net Nanny business from BioNet Systems, LLC, a privately-held company, for a total consideration of $4.9 million, consisting of a $0.9 million cash payment, and the issuance of approximately 2 million shares of LookSmart common stock. The Net Nanny business includes desktop-based online filtering software for consumers and other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

LookSmart is a provider of Internet search solutions for portals, Internet service providers and media companies, as well as a provider of marketing products for advertisers who want to be included in relevant search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our broadly distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach millions of users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and request additions or changes to their listings through the use of password-protected online accounts.

We distribute our search results across a distribution network by partnering with Internet portals, ISP’s, search engines and media companies. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition. Revenues associated with listings products, including LookListings and affiliate commissions are generally recognized once collectibility is established, as delivery of services occurs, once all performance obligations have been satisfied, and when no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months.

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

Revenues associated with our licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. Payments from Microsoft received in advance of delivery are recorded as deferred revenues. We recognized quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we were required to add to our database during the relevant six-month period. Due to the expiration of our agreement with Microsoft, we will no longer recognize revenue associated with licensing after January 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 9.5% of our listings revenues in 2003, expired in December 2003 and February 2004, respectively.

Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company provides an allowance for doubtful accounts receivable based upon expected collectibility, which reflects management’s judgment based on ongoing credit evaluation. In addition, the Company provides an allowance against revenue for estimated credits resulting from billing adjustments and sales adjustments in the event of product returns. The amount of this allowance is evaluated quarterly based upon historical trends.

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

As a result of the repricing of stock options, which primarily occurred in the first quarter of 2001, the Company will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for outstanding repriced stock options, depending on the market price of the Company’s common stock at the end of each quarter until the repriced stock options are vested, cancelled or forfeited.

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

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 31, 2004

During the first quarter of 2004, we continued to focus on two primary operating priorities:

•	Growing our paid listings business. Our core and ongoing business, which no longer includes business associated with Microsoft and our international offices, grew by over 30% from fourth quarter of 2003 to first quarter of 2004. In addition, we have identified and entered the “family-friendly” search market, via the acquisition of Net Nanny and the forthcoming integration of our search and paid listings products into their suite. We believe this acquisition will increase the amount of proprietary traffic we receive and diversify our revenue streams.

•	Reducing our costs. We continued restructuring our organization to reduce costs and have refocused our efforts on both our core paid listings business and building search related products that are aimed at a wider distribution and customer base. Our restructuring decisions are being made carefully, with a great deal of focus on the impact on growth options. We expect these actions to decrease our overall continuing operating expenses to approximately $10.5 million per quarter by third quarter of 2004.

Revenues

(000’s)	Three Months Ended March 31, 2004	% Change 2003 to 2004	Three Months Ended March 31, 2003
Listings	$27,565	(6)%	$29,433
Percentage of total revenues	99%		88%
Licensing	195	(95)%	3,969
Percentage of total revenues	1%		12%

Total revenues	$27,760	(17)%	$33,402

Listings. Listings revenues in the first quarter of 2004 decreased compared to the first quarter of 2003 primarily due to a 54% decrease in listings from our relationship with Microsoft, which was partially offset by a 77% increase in other listings revenue, excluding microsoft and international revenue from the first quarter of 2003 to the first quarter of 2004. This increase was primarily due to the addition of new distribution partners in the first quarter of 2004.

We derived 32% of our listings revenues in the first quarter of 2004 and 64% of our listings revenues in the first quarter of 2003 from our relationship with Microsoft. The decrease was the result of the winding down of our relationship with Microsoft, which began in January of 2004.

We expect our core listings revenue to increase throughout the remainder of 2004 as we add more distribution partners and proprietary traffic to our network. Listings revenue from continuing operations for 2004 is expected to be between $76 million and $81 million.

Licensing. We exclusively licensed our database content to Microsoft and customized it for their use. We derived all of our licensing revenue from our agreement with Microsoft, which expired on January 15, 2004. We do not expect additional licensing revenue in 2004.

Cost of Revenues

(000’s)	Three Months Ended March 31, 2004	% Change 2003 to 2004	Three Months Ended March 31, 2003
Distribution costs	$14,732	(6)%	$15,686
Percentage of listings revenues	53%		53%

Other costs	1,501	(30)%	2,146
Percentage of total revenues	5%		6%

Total cost of revenues	$16,233	(9)%	$17,832

Percentage of total revenues	58%		53%

Cost of revenue consists of (1) revenue-sharing payments to distribution partners and fees paid to distribution partners based on the affiliate vendor commissions and (2) other costs, including connectivity costs, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of certain intangible assets.

The decrease in cost of revenue in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to the decrease in revenue. Distribution costs decreased 6% from the first quarter of 2003 to the first quarter of 2004, in line with the decrease in listings revenue of 6% for the same period.

We expect distribution costs as a percent of listings revenue to remain at approximately 53-55% throughout 2004.

Operating Expenses

For purposes of managing our resources, we do not track operating expenses by reportable segment, but treat these as shared overhead of our reportable segments.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for the Company’s sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation and the provision for reserves for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities.

Sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,
	2004	2003
Amortization of deferred stock compensation	$—	$23
Stock compensation related to variable options	6	261
Bad debt provision	(132)	(481)
Other sales and marketing expense	3,122	4,369

Total sales and marketing expense	$3,248	$4,172
Percentage of total revenue	12%	12%

Amortization of deferred stock compensation was related to stock granted to employees at less than market value.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

In the first quarter of 2003, the Company released $0.5 million of the allowance for bad debts. The release was due to the improvement in the Company’s rate of collections and applying the improved collection rates to the Company’s accounts receivable balance as of March 31, 2003, net of cash collected subsequent to the end of the period. The reversal in the first quarter of 2004 was due to better than expected collections in our international subsidiaries as they wind down their operations.

Other sales and marketing expenses decreased from the first quarter of 2003 to the first quarter of 2004 primarily due to a reduction of $1.0 million in salaries and wages, which was the result of the restructuring activities the fourth quarter of 2003 and the first quarter of 2004. We expect sales and marketing expenses to decrease slightly in during the remainder of 2004 as the full impact of the restructuring activities is realized.

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

Product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,
	2004	2003
Amortization of deferred stock compensation	$23	$49
Stock compensation related to variable options	20	520
Other product development expense	7,761	6,613

Total product development expense	$7,804	$7,182
As % of revenue	28%	22%

Amortization of deferred stock compensation is related to stock granted to employees at less than market value. This expense will continue to decline in 2004 as it becomes fully amortized.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

The net increase in other product development expenses in the first three months of 2004 compared to the first quarter of 2003 included a slight reduction in salaries and wages of $0.2 million due to the restructuring activities in the fourth quarter of 2003, offset by $1.0 million in retention bonuses paid to key employees and a reduction in the amount of capitalized software development costs of $0.5 million. We expect product development expenses to significantly decline during the remainder of 2004 due to the reduction in workforce, which occurred in the fourth quarter of 2003 and the first quarter of 2004.

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

General and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended March 31,
	2004	2003
Amortization of deferred stock compensation	$0	$5
Stock compensation related to variable options	0	110
Other general and administrative expense	3,999	2,939

Total general and administrative expense	$3,999	$3,054
As % of revenue	14%	9%

Amortization of deferred stock compensation related to stock granted to employees at less than market value.

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

Other general and administrative expense increased 36% in first three months of 2004 compared to the first three months of 2003. This was principally the result of a decrease in salaries of $0.1 million, partially offset by non-restructuring separation payments of $0.5 million and $0.3 million loss on sale of fixed assets. We expect general and administrative employee expenses to decline during the remainder of 2004 due to the reductions in workforce, which occurred in the fourth quarter of 2003 and the first two quarters of 2004. However, we anticipate an increase in professional fees in 2004 related to compliance with the Sarbanes-Oxley Act.

Restructuring Costs

In November 2003, the Company implemented a restructuring plan to eliminate 115 positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company sales force of 29 positions, a reduction in the Company’s general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. These reductions were designed to significantly reduce costs in 2004. The restructuring included severance charges associated with the reduction in force of $1.0 million and costs related to closing redundant leased facilities of $3.1 million in the fourth quarter of 2003. During the first quarter of 2004, additional costs of $0.1 million in severance costs were recorded related to the fourth quarter restructuring.

In the first quarter of 2004, the Company announced that it eliminated an additional 33 positions in the worldwide. Of the 33 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company sales force of 12 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. The first quarter 2004 restructuring included severance charges of $0.5 million associated with the reduction in force and costs related to closing of further redundant leased facilities of $3.2 million.

In the second quarter of 2004, the Company announced that it will eliminate an additional 16 positions in the United States. The 16 positions included a reduction in the Company sales force of 3 positions, a reduction in the Company’s general and administrative departments of 3 positions and a reduction in the Company’s product development department of 10 positions. This reduction will result in a $0.4 million restructuring charge in the second quarter of 2004 and $0.1 million in the third quarter of 2004.

The Company does not currently expect to incur further restructuring charges related to additional reductions in force or additional costs related to closing redundant leased facilities in 2004.

If it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates continue to decrease, the actual costs to exit these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

Non-Operating Expenses

Interest and Other Non-Operating expenses, net. Interest and other non-operating expense remained relatively flat for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Share of Joint Venture Loss. In 2003, share of joint venture loss included LookSmart’s 50% share of the loss of BT LookSmart. We do not expect significant additional gains or losses from the joint venture in the future.

Income Tax Expense

The provision for income taxes was $0.0 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2003. The reduction in our income tax expense was due to the net loss incurred in the first quarter of 2004 compared to net income in the first quarter of 2003. Our effective tax rate was 4.6% for the three months ended March 31, 2003 and was due primarily to statutory tax rates associated with our Japan entity.

The effective tax rate in the upcoming quarters and for the year ending December 31, 2004 may vary due to a variety of factors, including but not limited to, losses incurred in the quarters, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and foreign net operating losses, and any non-deductible items related to acquisitions or other non-recurring charges.

Extraordinary Gain on Acquisition of BT LookSmart Entities

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

Sale of International Assets

In the first quarter of 2004, the Company agreed to sell certain of the assets and activities of its international subsidiaries, also including related intellectual property rights for approximately $1.4 million. The Company will continue to operate the subsidiaries through transition periods ending later in 2004 and retains the rights to revenues generated on existing customers during these transition periods. No sale has been recorded in the first quarter of 2004 in respect of these agreements as the Company has retained significant risks and rewards of the businesses as it continues to operate them. The income reflecting the cash received has been deferred on the balance sheet within other accrued liabilities.

Liquidity and Capital Resources

(000’s)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash, cash equivalents, restricted cash and short term investments	$71,579	$69,934
Cash flows provided by operating activities	925	5,777
Cash flows used in investing activities	(29,588)	(4)
Cash flows provided by financing activities	1,999	987

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments included in cost of revenue.

Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of March 31, 2004 and has deemed it to be adequate.

The termination of the Company’s distribution and licensing agreement with Microsoft will significantly reduce the Company’s revenue and cash from operating activities in 2004. In order to minimize the impact of the termination on the Company’s liquidity, between November 2003 and April 2004, the Company notified 164 employees in its domestic and international offices of termination of their employment. The restructuring of our operations will reduce our sales and marketing and product development expenses in 2004 and will partially offset the anticipated reduction in cash from operating activities due to the termination of the agreement with Microsoft.

Cash provided by operating activities in the first quarter of 2004 was primarily due to net income, net non-cash related expenses of $2.3 million, a decrease in accounts receivable of $10.6 million and a decrease in accrued liabilities of $6.4 million. Accounts receivable decreased in the first quarter of 2004 due to lower revenue in the first quarter of 2004 compared to the first quarter of 2003 and improvement in collections. Accrued liabilities decreased primarily due to lower accruals for partner payments related to lower cost of revenue.

Net cash used in investing activities in the first three months of 2004 and 2003 included purchases of equipment and capitalization of costs related to internally developed software of $1.7 million and $2.3 million, respectively. Cash used in investing activities in three months ended March 31, 2004 included the purchase of short-term investments of $28.0 million. Cash used in the three months ended March 31, 2003 included sales of short-term investments of $3.4 million.

In the three months ended March 31, 2004 and 2003, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $2.0 million and $1.4 million, respectively. Cash used by financing activities in the three months ended March 31, 2003 also included the repayment of notes payable of $0.5 million.

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

Note Obligations —We have entered into note agreements to finance tenant improvements.

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At March 31, 2004, outstanding letters of credit related to security of building leases totaled $1.6 million.

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements.

FACTORS AFFECTING OPERATING RESULTS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. You should also review our disclosure under the heading “Forward Looking Statements” for additional risks and uncertainties that could cause our actual results to differ materially from those anticipated.

We likely will not be able to achieve profitability in 2004, which could result in a decline in our stock price

We likely will not be able to achieve profitability in 2004. Microsoft accounted for approximately 64% of our listings revenues and all of our licensing revenue in 2003. We amended our agreement with Microsoft in February 2004, and the subsequent reduced distribution by Microsoft had a material and adverse effect on our business and financial results. Accordingly, we had a net loss of $7.1 million in the first quarter of 2004 and we may be unable to obtain profitability in future quarters.

We reached profitability for the first time in the fourth quarter of 2002. We incurred net losses of approximately $7.1 million in the first quarter of 2004, $6.6 million in the first three quarters of 2002, $59.6 million in 2001, $62.6 million in 2000 and $64.7 million in 1999. As of March 31, 2004, we had an accumulated deficit of $183.5 million.

The extent of our net losses in 2004 will depend on our ability to generate revenues, develop our distribution network and sources of proprietary traffic, restructure our business, and contain our expenses. We expect to spend significant amounts to:

•	maintain and expand our network of distribution partners and make revenue sharing payments to our distribution partners,

•	continue to develop and expand our databases of Internet listings, particularly in the U.S., and

•	develop new listings and other products, and enhance our search services.

Because of the foregoing factors, and others outlined in this report, we will likely be unable to obtain profitability on a quarterly or annual basis in 2004.

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network, our ability to generate revenues would be seriously harmed

Because our revenues depend on clicks on our paid listings, our listings business depends on the volume of traffic on our distribution network. Microsoft accounted for approximately 64% of our listings revenues in 2003. We amended our distribution agreement with Microsoft in February 2004, which has resulted in reduced distribution by Microsoft. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 9.5% of our listings revenues in 2003, expired in December 2003 and February 2004, respectively. As a result of the loss of these partners, our volume of clicks is likely to decline significantly in 2004 compared to 2003.

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

Our revenues are highly concentrated in the listings business; if we were unable to grow listings revenues, find alternative sources of revenue, and contain our costs, then our financial results would suffer

To achieve profitability, we will need to continue expanding our listings business or significantly reduce our operating costs. Listings accounted for $140.9 million or 90.2% of our total revenues in 2003 and for $27.8 million or 99% of our total revenues in the first quarter of 2004. Listings are likely to account for substantially all of our revenues in 2004. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers and partners may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations and financial condition will suffer.

We may incur unexpected costs or delays in restructuring our operations and reducing our costs, which could materially and adversely affect our financial results

In the fourth quarter of 2003, we began to restructure our operations and reduce our costs in light of the expected loss of the Microsoft relationship. However, we will likely be unable to adjust spending quickly enough to compensate for the expected reduction in revenues in 2004. Also, we may incur unexpected costs, such as the possibility of litigation stemming from workforce reductions, in connection with the restructuring. Our costs are based in part on expectations of future revenues and, to a large extent, are fixed. We may incur restructuring charges and our operating results may vary in future quarters as a result of changes in our expenses and costs.

We may lose additional customers and our revenue per click may fall further as a result of reduced distribution by Microsoft, which would cause a decline in our revenues

In February 2004, we amended our agreement with Microsoft. The amended agreement has resulted in reduced distribution of our listings by Microsoft, and allows for termination by either party on short notice. The reduced distribution by Microsoft has resulted in some loss of advertisers and related revenues. We may lose additional advertisers from our advertiser base and our average revenue per click may fall further if Microsoft further reduces or ceases distribution of our listings. Advertisers may decide that their return on investment has decreased as a result of the loss of paid clicks from MSN and the shift toward other, less well-known distribution partners. Most of our advertising contracts are short-term in nature and are terminable on short notice. It is difficult to predict whether, and to what extent, we will lose additional advertisers or advertisers will pay reduced revenues per click because we are no longer a principal source of MSN’s search results. If enough of our advertisers terminate their advertising contracts with us, or if our revenue per click falls significantly, then our listings revenues and results of operations would be materially and adversely affected.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the reduction of Microsoft distribution, changes to the terms of our distribution agreements, or changes by our distribution partners in their web sites that affect the number of clicks on our search results,

•	changes in the number of advertisers who purchase our listings, or the number of listings purchased by our large business customers,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the timing of our entry into and termination of new contracts for distribution,

•	technical difficulties and systems downtime or failures, whether caused by us, third party service providers or hackers, and whether occurring on our web site or the web sites of our distribution partners, or

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting.

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

We face growing competitive pressures in the search marketing industry, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid listings industry, which presents many uncertainties that could require us to further refine our business model. Our success will depend on many factors, including our ability to:

•	profitably establish and expand our listings product offerings,

•	compete with our competitors, some of which have greater capital or technical resources than we do,

•	expand and maintain our network of distribution relationships, thereby increasing the volume of clicks to our listings product, and

•	attract and retain a large number of advertisers from a variety of industries.

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

The search industry has recently experienced rapid consolidation, particularly with the acquisitions of companies offering algorithmic search indices and paid inclusion programs. In March 2003, Yahoo acquired Inktomi, which offers a paid inclusion program for its algorithmic search index. In April 2003, Overture Services acquired AltaVista and the web search unit of FAST Search & Transfer, each of which also offers a paid inclusion program and algorithmic search indices. In October 2003, Yahoo acquired Overture Services and Google announced its acquisition of Sprinks from About.com. Industry consolidation may result in larger competitors with a greater focus on algorithmic search, sponsored listings or paid inclusion products. If these industry trends continue, or if we are unable to compete in the sponsored listings and paid inclusion industries, our financial results may suffer.

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the changes necessary in light of the reduction of the Microsoft distribution, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of March 31, 2004, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 14,303,201 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have an agreement with AboveNet Communications, Inc. to provide network connectivity services. Our network connectivity and network hardware infrastructure are fully redundant using equipment and connectivity at our Savvis data center and our San Francisco offices. However, we do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have deployed firewall hardware at each facility to thwart hacker attacks. We have not developed a disaster recovery plan to respond in the event of a catastrophic loss of our primary systems. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

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

We have acquired businesses and technologies in recent years, including the acquisition of certain assets of BioNet Systems, LLC in the second quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We intend to license to end users certain software we acquired from BioNet Systems, LLC, but we may lack the managerial and technical resources necessary to implement a software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart and closure of our international offices

In the fourth quarter of 2002, we and BT agreed to close our joint venture, BT LookSmart. We are still in the process of dissolving the joint venture, and we have commenced closing our office in the United Kingdom. In January 2004, we sold our Australian business to Sensis, a subsidiary of Telstra. In March 2004, we sold our Japanese business to ValueCommerce Co. Ltd. Withdrawal from foreign markets and closure or dissolution of foreign offices may be more time-consuming and costly than we anticipated, and we may incur costs in excess of the amounts we forecasted in connection with these activities.

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

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and our allowance for doubtful accounts receivable as of March 31, 2004 was $1.9 million or 14% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

New regulation of search engines may adversely affect the commercial use of our search service and our financial results

New laws and regulations applicable to the search engine industry may limit the delivery, appearance and content of our advertising. If such laws are enacted, or if existing laws are interpreted to limit our ability to place advertisements for certain kinds of advertisers, it could and have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on the matter to members of the industry, including LookSmart. The guidance indicated the staff’s position on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. If the FTC or any other regulatory or law enforcement agency were to require changes in the labeling, delivery or content of our listings, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes in our market risk exposures for the quarter ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the exhibit list following the signature page of this report.

(b) Form 8-K

The Company filed a current report on Form 8-K on January 21, 2004 (financial guidance and appointment of Chief Executive Officer.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Bylaws

4.1(4)	Form of Specimen Stock Certificate

4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.39	LookSmart, Ltd. Staff Special Severance Plan and Summary Plan Description, amended as of March 22, 2004

10.40(+)	Amendment No. 7 to the License and Update Agreement between the Registrant and Microsoft Corporation dated as of February 1, 2004

10.41(+)	License Agreement between the Registrant and Mamma.com Enterprises Inc. dated as of March 31, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on July 27, 1999.
(5)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(6)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2002.
(7)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002.
(8)	Filed in connection with the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2003.
(9)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
(10)	Filed in connection with the Company’s Annual Report on Form 10-K/A filed with the SEC on August 5, 2003.
(11)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003.
(12)	Filed in connection with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003.
(+)	Confidential treatment has been requested with respect to portions of the exhibit.