Form 10-Q
period 2004-06-30
LOOKSMART LTD
filed 2004-08-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 2, 2004, there were 112,690,068 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,960	$63,866
Short-term investments	28,202	6,068
Trade accounts receivable, net of allowance for doubtful accounts of $1,893 at June 30, 2004 and $2,504 at December 31, 2003	6,378	22,265
Prepaid expenses	1,171	2,308
Other current assets	762	372

Total current assets	75,473	94,879
Property and equipment, net	7,507	8,444
Other assets	4,246	6,124
Intangible assets, net	6,392	5,713
Goodwill	14,422	10,932

Total assets	$108,040	$126,092

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Long term debt, current portion	$46	$101
Trade accounts payable	1,931	3,600
Other accrued liabilities	10,868	27,125
Deferred revenue and customer deposits	3,483	5,362

Total current liabilities	16,328	36,188
Long term debt	261	283
Other long term liabilities	5,612	3,324

Total liabilities	22,201	39,795
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at June 30, 2004 and December 31, 2003; Issued and Outstanding: 112,700, and 107,808 at June 30, 2004 and December 31, 2003	111	106
Additional paid-in capital	269,663	261,792
Other equity	800	773
Accumulated deficit	(184,735)	(176,374)

Total stockholders’ equity	85,839	86,297

Total liabilities and stockholders’ equity	$108,040	$126,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	2004	2003	2004	2003
Revenues:
Listings	$19,131	$28,816	$42,793	$55,765
Licensing	—	3,756	188	7,704

Total revenues	19,131	32,572	42,981	63,469
Cost of revenues	11,003	17,089	24,826	33,576

Gross profit	8,128	15,483	18,155	29,893

Operating expenses:
Sales and marketing	1,794	3,752	4,549	7,521
Product development	5,991	6,442	13,282	13,063
General and administrative	2,252	3,119	5,363	6,031
Restructuring costs	420	—	4,054	—

Total operating expenses	10,457	13,313	27,248	26,615

Income (loss) from operations	(2,329)	2,170	(9,093)	3,278
Non-operating income (expense):
Interest and other non-operating income (expense), net	52	(396)	147	(1,011)
Share of joint venture loss	—	(307)	—	(563)

Income (loss) from continuing operations before income taxes and extraordinary gain	(2,277)	1,467	(8,946)	1,704
Income tax expense	—	(466)	—	(573)

Income (loss) from continuing operations before extraordinary gain	(2,277)	1,001	(8,946)	1,131
Gain from discontinued operations, net of tax	1,040	158	584	967

Income (loss) before extraordinary gain	(1,237)	1,159	(8,362)	2,098
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	—	202

Net income (loss)	(1,237)	1,159	(8,362)	2,300
Other comprehensive income (loss):
Change in unrealized gain on short-term investments	3	—	1	—
Change in translation adjustment	(310)	147	16	215

Comprehensive income (loss)	$(1,544)	$1,306	$(8,345)	$2,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS), CONTINUED

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	2004	2003	2004	2003
Income (loss) per share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.01	$(0.08)	$0.01
Gain from discontinued operations	0.01	0.00	0.01	0.01
Extraordinary gain from the purchase of BTLS joint venture entities	0.00	0.00	0.00	0.00

Net income (loss)	$(0.01)	$0.01	$(0.08)	$0.02

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.01	$(0.08)	$0.01
Gain from discontinued operations	0.01	0.00	0.01	0.01
Extraordinary gain from the purchase of BTLS Joint Venture entities	0.00	0.00	0.00	0.00

Net income (loss)	$(0.01)	$0.01	$(0.08)	$0.02

Weighted average shares outstanding used in per share calculation—basic	111,235	102,693	109,716	101,102
Weighted average shares outstanding used in per share calculation—diluted	111,235	110,324	109,716	108,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,362)	$2,300
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Share of joint venture loss	—	563
Depreciation and amortization	3,936	3,852
Stock based compensation	61	1,154
Gain from sale of assets and other non-cash charges	(771)	(15)
Extraordinary gain from the purchase of BTLS joint venture entities	—	(202)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	16,059	(1,988)
Prepaid expenses	1,137	588
Other assets	365	(884)
Trade accounts payable	(1,669)	(1,295)
Other accrued liabilities	(14,030)	4,141
Deferred revenue and customer deposits	(1,879)	(1,827)

Net cash (used in) provided by operating activities	(5,153)	6,387

Cash flows from investing activities:
Acquisition of assets of Grub, Inc.	—	(612)
Acquisition of NetNanny	(877)	—
Proceeds from sale of short-term investments	—	3,405
Purchases of short-term investments	(22,133)	—
Funding to joint venture	—	(500)
Payments for property, equipment and capitalized software development	(1,800)	(2,533)
Proceeds from the sale of property and equipment	82	1
Proceeds from sale of discontinued operations	1,484	—

Net cash used in investing activities	(23,244)	(239)

Cash flows from financing activities:
Repayment of notes	(50)	(858)
Proceeds from issuance of common stock	3,557	4,040

Net cash provided by financing activities	3,507	3,182

Effect of exchange rate changes on cash	(16)	215

Increase (decrease) in cash and cash equivalents	(24,906)	9,545
Cash and cash equivalents, beginning of period	63,866	47,696

Cash and cash equivalents, end of period	$38,960	$57,241

Supplemental disclosure of non-cash investing activities:
Issuance of common stock as consideration in a business combination	$4,234	—

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method. As of June 30, 2004, the Company does not have any investments accounted for under either the equity method or the cost method.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. In the first six months of 2003, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense. These costs have been reclassified and are reflected in cost of revenue. The amount reclassified in the first six months of 2003 was $2.5 million.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s short-term investments are managed by one institution. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility.

The Company derived approximately 18% and 14% of its listings revenues in the three and six months ended June 30, 2004 and less than 10% in the three and six months ended June 30, 2003, respectively, from its relationship with Interchange Corporation.

The Company derived approximately 16% and 18% of its listings revenues in the three and six months ended June 30, 2004, respectively, and less than 10% in the three and six months ended June 30, 2003, respectively, from its relationship with Mamma.com.

The Company derived less than 10% and 22% of its listings revenue in the three and six months ended June 30, 2004, respectively, and 69% and 70% of its listings revenues in the three and six months ended June 30, 2003, respectively, from its relationship with Microsoft.

The Company derived 100% of the licensing revenues in 2003 and 2004 from the Company’s relationship with Microsoft.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	2004	2003	2004	2003
Income (loss) as reported	$(1,237)	$1,159	$(8,362)	$2,300
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	11	185	61	1,154
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,379)	(4,559)	(3,504)	(7,419)

Pro forma net loss	$(2,605)	$(3,215)	$(11,805)	$(3,965)

Basic net income (loss) per share:
As reported	$(0.01)	$0.01	$(0.08)	$0.02
Pro forma	(0.02)	(0.03)	(0.11)	(0.04)
Diluted net income (loss) per share:
As reported	$(0.01)	$0.01	$(0.08)	$0.02
Pro forma	(0.02)	(0.03)	(0.11)	(0.04)

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

Segment Information

In 2003, the Company had two operating segments: listings and licensing. As of January 1, 2004, the Company reduced to one operating segment, listings, due to the expiration of the Company’s only licensing agreement with Microsoft in January of 2004.

With the exception of accounts receivable, deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers, the Chief Executive Officer and the Chief Financial Officer, the Company did not include allocations of assets and liabilities or operating costs to the Company’s segments in 2003. As of June 30, 2004 and

December 31, 2003, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the listings segment.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirement for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.

2. Acquisition of NetNanny

On April 22, 2004, the Company acquired the business and certain assets of NetNanny, a division of Bionet Systems LLC, a privately held company, for $850,000 in cash, 1,972,387 million shares of common stock, valued at $4.2 million and $27,000 of costs related to completing the transaction. NetNanny is a desktop-based product, which provides online parental control and content filtering of search results.

The common stock issued was valued at $2.15 per share in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” using the average of the closing prices of the Company’s common stock for the two days prior to and including April 22, 2004, which was prior to the announcement date of April 29, 2004.

Purchased technology and other intangible assets acquired are being amortized over their estimated useful lives of two to six years. The consolidated financial statements include the operating results of NetNanny from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the results of prior periods presented.

The following table summarizes the purchase price allocation. These amounts were determined through established valuation techniques in the technology industry (In thousands):

Accounts receivable, net of reserves	$171
Inventory	34
Purchased technology	510
Goodwill	3,490
Other intangible assets	940

Total assets acquired	5,145
Less: current liability assumed	34

Net assets acquired	$5,111

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

4. Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. The Company performs an annual reassessment of the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. Goodwill and intangible assets are as follows (in thousands):

	June 30, 2004	December 31, 2002
Goodwill	$14,422	$10,932

Intangible assets	$11,213	$9,763
Less accumulated amortization	4,821	4,050

Intangible assets, net	$6,392	$5,713

Intangible asset amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively, and $0.5 and $1.0 for the three and six months ended June 30, 2003, respectively, and are included in cost of revenue and product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2004	$864
2005	1,727
2006	1,197
2007	1,164
2008	1,068
Thereafter	372

5. Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued compensation and related expenses	$2,108	$3,798
Restructuring accrual related to severance costs and current portion of lease obligations	1,463	1,653
Accrued distribution and partner costs	4,136	17,288
Other	3,161	4,386

	$10,868	$27,125

6. Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at June 30, 2004 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2004 remaining amount	$2,365	$2,126
2005	4,588	4,174
2006	4,622	4,553
2007	4,689	4,689
2008	4,751	4,751
Thereafter	4,412	4,412

Total	$25,427	$24,705

The Company has a $1.6 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s headquarters.

The above SBLC contains two financial covenants, the first requiring a minimum net worth of $20 million and the second requiring minimum liquid assets, as defined by the agreement, of $40 million. At June 30, 2004, the Company was in compliance with both covenants.

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

Legal Proceedings

In August 2004, Mario Cisneros and Michael Voight filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint named thirteen search engines or web publishers as defendants (including the Company) and alleged unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from Internet gambling companies. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. The Company has not filed an answer to the complaint.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

7. Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator – basic and diluted:
Income (loss) as reported	$(1,237)	$1,159	$(8,362)	$2,300

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	111,235	102,693	109,716	101,102
Dilutive common equivalent shares:
Options	—	6,419	—	6,368
Warrants	—	415	—	415
Escrow Shares	—	797	—	797

Shares used to compute diluted EPS	111,235	110,324	109,716	108,682

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.08)	$0.02
Diluted	$(0.01)	$0.01	$(0.08)	$0.02

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities include potential common stock relating to stock options and warrants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options	1,364	548	1,832	569
Warrants	45	32	50	32

Total antidilutive shares	1,409	580	1,882	601

8. Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount of imputed interest and tax adjustments charged to operations were $3,000 and $3,000, respectively, for the three months ended June 30, 2004, respectively, and $6,000 and $6,000 for the six months ended June 30, 2004. The amount forgiven, imputed interest and tax adjustments were $0, $3,000 and $3,000 for the three months ended June 30, 2003 and $16,000, $7,000 and $35,000 for the six months ended June 30, 2003. Due to the resignation of the Chief Financial Officer in 2003, the outstanding unforgiven balance of $0.2 million was due no later than June 30, 2004, and has not yet been paid.

A former member of the Company’s Board of Directors became a member of senior management of a significant customer in late 2003. Revenue associated with this customer was less than 5% of total revenue in the first six months of 2004. This member of the Board of Directors resigned in July 2004 due to increasing demands on his time placed on him in his role of Chief Financial Officer of the significant customer.

9. Restructuring Costs

In November 2003, the Company implemented a restructuring plan to eliminate 115 redundant positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company’s sales force of 29 positions, a reduction in the Company general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. The substantial portion of all severance costs have been paid as of June 30, 2004. The restructuring in the fourth quarter of 2003 included severance charges associated with the reduction in force of $1.0 million and costs related to closing redundant leased facilities of $3.1 million. These reductions were designed to significantly reduce costs in 2004.

In the first quarter of 2004, the Company announced that it eliminated an additional 33 positions worldwide. Of the 33 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company’s sales force of 12 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.5 million restructuring charge recognized in the first quarter of 2004. All severance costs have been paid as of June 30, 2004. Also in the first quarter of 2004, the Company incurred an additional restructuring expense of $3.2 million on further leased facilities that were vacated during the period.

In the second quarter of 2004, the Company announced that it eliminated an additional 14 positions in the United States, which included a reduction in the Company’s sales force of 3 positions, a reduction in the Company’s general and administrative departments of 4 positions and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.4 million restructuring charge recognized in the second quarter of 2004. All severance costs will be paid by the end of the third quarter of 2004.

These costs were classified as restructuring charges on the Statement of Operations and Comprehensive Income (Loss), and included in Operating Expenses. As of June 30, 2004 the restructuring liability was $6.6 million. Of this amount, $1.5 million was included in other accrued liabilities and $5.1 million was included in other long-term liabilities on the Consolidated Balance Sheet.

A reconciliation of the liability for the restructuring charge of 2003 and the six months ended June 30, 2004 for severance and lease restructuring costs is as follows (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Total 2003 restructuring charges	$977	$3,161	$4,138
Reclassification of deferred rent	—	165	165

Accrual at December 31, 2004	977	3,326	4,303
Adjustments to accrual during the period ended June 30, 2004	76	—	76
Additional restructuring costs	963	3,160	4,123
Reclassification of deferred rent	—	192	192

	2,016	6,678	8,694
Amortization of lease restructuring costs	—	(413)	(413)
Cash payments	(1,692)	—	(1,692)

Balance at June 30, 2004	$324	$6,265	$6,589

10. Extraordinary Gain on Acquisition of Joint Venture Entities

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

11. Gain on Discontinued Operations

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its international subsidiaries for approximately $1.5 million. The assets include fixed assets with a carrying value of $0.1 million and intellectual property rights with a carrying value of zero. The Company continued to operate the subsidiaries through transition periods ending in the second quarter of 2004 and retained the rights to revenues generated on existing customers and significant risks and rewards of the businesses during these transition periods. The gain on the disposal of the operations is shown net of adjustments of $0.4 million for transition expenses.

In the second quarter of 2004, substantially all of the Company’s ongoing involvement in the international operations ceased and the Company recognized the gain from discontinued operations of $1.0 million, substantially all of which related to the gain on disposal.

Pretax net income (loss) from discontinued operations includes approximately $0.4 related to the reversal of the allowance for bad debts in the second quarter of 2004, as substantially all accounts have been collected in certain locations.

Revenue and pretax net income from international operations, previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	2004	2003	2004	2003
Revenue	$2,126	$5,835	$6,036	$8,340

Pretax net income (loss) (excluding gain on disposal)	17	177	(439)	995
Tax impact	—	(19)	—	(28)
Gain on disposal	1,023	—	1,023	—

Net gain from discontinued operations	$1,040	$158	$584	$967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, integration of our search services into recent acquired products to differentiate us from our competitors, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

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

Revenues associated with our licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. Payments from Microsoft received in advance of delivery were recorded as deferred revenues. We recognized quarterly licensing revenues under this contract based on the number of URL listings added to our database during the quarter relative to the total number of URL listings we were required to add to our database during the relevant six-month period. Due to the expiration of our agreement with Microsoft, we will no longer recognize revenue associated with licensing after January 2004. In addition, our distribution agreements with About.com’s Sprinks and Yahoo’s Inktomi, which collectively accounted for approximately 9.5% of our listings revenues in 2003, expired in December 2003 and February 2004, respectively.

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

Goodwill and Intangible Assets. We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, and the fair value and recoverability of these assets. The majority of intangible assets are amortized over two to seven years, the period of expected benefit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event which significantly changes the Company’s business.

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

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs on a regular basis, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize these costs in accordance with SOP 98-1.

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

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 30, 2004

During the second quarter of 2004, we continued to focus on three primary operating priorities:

•	Growing our paid listings business. Our core and ongoing business, which no longer includes business associated with Microsoft and our international offices, grew by 7% from first quarter of 2004 to second quarter of 2004 and by 74% from second quarter of 2003 to second quarter of 2004. In the second quarter of 2004 we added 14 new distribution partners. We also acquired the NetNanny software business in the second quarter.

•	Reducing our costs. We completed our cost reduction efforts, which refocused our efforts on both our core paid listings business and building search related products that are aimed at a wider distribution and customer base. We ended the second quarter with a total headcount of 150 people. We expect to continue to focus on managing our operating expenses throughout 2004.

•	Focus on our core business. During the second quarter, we continued winding down our international operations. The results of those operations are now included in the Gain from Discontinued Operations line in our income statement and are not included in the following discussion and analysis of our operations for the three and six months ended June 30, 2004 and June 30, 2003.

Revenues

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Listings	$19,131	$28,816	(34)%	$42,793	$55,765	(23)%
Percentage of total revenues	100%	88%		100%	88%
Licensing	—	3,756	(100)%	188	7,704	(98)%
Percentage of total revenues	0%	12%		0%	12%

Total revenues	$19,131	$32,572	(41)%	$42,981	$63,469	(32)%

Listings. Listings revenues in the three and six months ended June 30, 2004 decreased compared to the three and six months ended June 30, 2003 due primarily to the winding down of our relationship with Microsoft, which began in January of 2004. This decrease was partially offset by a 74% increase in our core, non-Microsoft, revenue, primarily due to the addition of new distribution partners in the first and second quarters of 2004.

We derived less than 10% and 21% of our listings revenues in the three and six months ended June 30, 2004, respectively, and 69% and 70% of our listings revenues in the three and six months ended June 30, 2003, respectively, from our relationship with Microsoft.

We expect our core, non-Microsoft, listings revenue to increase throughout the remainder of 2004 as we add more distribution partners and proprietary traffic to our network. Listings revenue from continuing operations for 2004 is expected to be between $77 million and $80 million.

Licensing. We exclusively licensed our database content to Microsoft and customized it for their use. We derived all of our licensing revenue from our agreement with Microsoft, which expired on January 15, 2004. We do not expect additional licensing revenue in 2004.

Cost of Revenues

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Traffic acquisition costs	$9,699	$15,504	(37)%	$22,115	$30,322	(27)%
Percentage of listings revenues	51%	54%		52%	54%
Other costs	1,304	1,585	(18)%	2,711	3,254	(17)%
Percentage of total revenues	7%	5%		6%	5%

Total cost of revenues	$11,003	$17,089	(36)%	$24,826	$33,576	(26)%

Cost of revenue consists of (1) revenue-sharing payments to distribution partners and fees paid to distribution partners based on the affiliate vendor commissions, or traffic acquisition costs, and (2) other costs, including connectivity costs, personnel costs of our sales operations employees, including stock-

based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of certain intangible assets.

The decrease in cost of revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily attributable to the decrease in revenue and the associated decrease in revenue-sharing payments to partners.

We expect traffic acquisition costs as a percent of listings revenue of approximately 53-55% throughout 2004.

Operating Expenses

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

Sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30		Percent Change

	2004	2003		2004	2003
Stock compensation related to variable options	(8)	14		(2)	275
Bad debt provision	69	158		170	(323)
Other sales and marketing expenses	1,733	3,580		4,381	7,569

Sales and marketing	$1,794	$3,752	(52)%	$4,549	$7,521	(40)%
Percentage of total revenues	9%	12%		11%	12%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

In the first quarter of 2003, the Company released $0.3 million of the allowance for bad debts. The release was due to the improvement in the Company’s rate of collections and applying the improved collection rates to the Company’s accounts receivable balance as of March 31, 2003, net of cash collected subsequent to the end of the period. Bad debt was 4% of selling costs in the three and six months ended June 30, 2004. We expect bad debt to decline during the remainder of 2004 as we continue to focus on improving our collections.

Other sales and marketing expenses decreased primarily due to a reduction of $1.7 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and $2.9 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, in salaries, wages and benefits, which was the result of the Company’s restructuring activities. In addition, marketing expenses declined $0.1 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and $0.2 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This reduction was due to the Company’s overall cost reductions efforts. We expect sales and marketing expenses to decrease slightly during the remainder of 2004 as the full impact of the restructuring activities is realized.

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

Product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change

	2004	2003		2004	2003
Stock compensation related to variable options	(7)	102		13	622
Other product development expenses	5,998	6,340		13,269	12,441

Total product development expenses	$5,991	$6,442	(7)%	$13,282	$13,063	2%
Percentage of total revenues	31%	20%		31%	21%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

The decrease other product development expense for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 included a reduction in salaries and benefits of $1.3 million offset by a write off in the second quarter of $0.8 million in software previously capitalized for projects that were cancelled in the second quarter as they related to projects that are not aligned with our 2004 operating plan. We do not anticipate additional write offs during 2004.

The increase in other product development expenses in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was due primarily to a reduction in salaries and benefits of $2.7 million due to the restructuring activities starting in the fourth quarter of 2003, offset by $0.9 million in retention bonuses paid to key employees in 2004 and by the write off in the second quarter of $0.8 million in software previously capitalized for projects that were cancelled in the second quarter. We expect other product development expenses to decrease slightly during the remainder of 2004 as the full impact of the restructuring activities is realized.

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

General and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Stock compensation related to variable options	—	17		—	127
Other general and administrative expenses	2,252	3,102		5,363	5,904

Total general and administrative expenses	$2,252	$3,119	(28)%	$5,363	$6,031	(33)%
Percentage of total revenues	12%	10%		12%	10%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

Other general and administrative expense decreased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to a decrease in salaries of $0.5 million and a decrease in professional services of $0.4 million. Other professional services in the second quarter of 2003 related to settlement litigation expenses. The decrease in expenses in the six months ended June 30, 2004 compared to June 30, 2003 was due to a decrease in salaries and benefits of $0.8 million and a decrease in professional services of $0.9 million, primarily related to legal settlement expenses in the first half of 2003, partially offset by non-restructuring separation payments of $0.5 million and $0.3 million loss on sale of fixed assets, both of which occurred in the first quarter of 2004. We expect other general and administrative expenses to decrease slightly in during the remainder of 2004 as the full impact of the restructuring activities is realized. However, we anticipate an increase in professional fees in 2004 related to compliance with the Sarbanes-Oxley Act.

Restructuring Costs

In November 2003, the Company implemented a restructuring plan to eliminate 115 positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company’s sales force of 29 positions, a reduction in the Company’s general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. These reductions were designed to significantly reduce costs in 2004. The restructuring included severance charges associated with the reduction in force of $1.0 million and costs related to closing redundant leased facilities of $3.1 million in the fourth quarter of 2003. During the first quarter of 2004, additional costs of $0.1 million in severance costs were recorded related to the fourth quarter restructuring.

In the first quarter of 2004, the Company announced that it eliminated an additional 33 positions in the worldwide. Of the 33 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company’s sales force of 12 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. The first quarter 2004 restructuring included severance charges of $0.5 million associated with the reduction in force and costs related to closing of further redundant leased facilities of $3.2 million.

In the second quarter of 2004, the Company announced that it eliminated an additional 14 positions in the United States, which included a reduction in the Company’s sales force of 3 positions, a reduction in the Company’s general and administrative departments of 4 positions and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.4 million restructuring charge recognized in the second quarter of 2004. All severance costs will be paid by the end of the third quarter of 2004.

The Company does not currently expect to incur significant further restructuring charges related to additional reductions in force or additional costs related to closing redundant leased facilities in the remainder of 2004. We believe we are sufficiently resourced to carry out our operating plan for the remainder of 2004.

If it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

Non-Operating Expenses

Interest and Other Non-Operating expenses, net. Interest and other non-operating expense decreased significantly in 2004 compared to 2003 due to the reduction in foreign currency translation expenses and expenses related to the BTLS joint venture.

Share of Joint Venture Loss. In 2003, share of joint venture loss included LookSmart’s 50% share of the loss of BT LookSmart. We do not expect significant additional gains or losses from the joint venture in the future.

Income Tax Expense

The reduction in our income tax expense was due to the net loss incurred in the three and six months ended June 30, 2004 compared to net income in the three and six months ended June 30, 2003.

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

Gain on Discontinued Operations

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its international subsidiaries for approximately $1.5 million. The assets include fixed assets with a carrying value of $0.1 million and intellectual property rights with a carrying value of zero. The Company continued to operate the subsidiaries through transition periods ending in the second quarter of 2004 and retained the rights to revenues generated on existing customers and significant risks and rewards of the businesses during these transition periods. The gain on the disposal of the operations is shown net of adjustments of $0.4 million for transition expenses.

In the second quarter of 2004, substantially all of the Company’s ongoing involvement in the international operations ceased and the Company recognized the gain from discontinued operations of $1.0 million, substantially all of which related to the gain on disposal.

Pretax net income (loss) from discontinued operations includes approximately $0.4 related to the reversal of the allowance for bad debts in the second quarter of 2004, as substantially all accounts have been collected in certain locations.

Revenue and pretax net income from international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	2004	2003	2004	2003
Revenue	$2,126	$5,835	$6,036	$8,340

Pretax net income (loss) (excluding gain on disposal)	17	177	(439)	995
Tax impact	—	(19)	—	(28)
Gain on disposal	1,023	—	1,023	—

Net gain from discontinued operations	$1,040	$158	$584	$967

Liquidity and Capital Resources

(000’s)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash, cash equivalents and short term investments	$67,162	$69,934
Cash flows provided by (used in) operating activities	(5,153)	6,387
Cash flows used in investing activities	(23,244)	(239)
Cash flows provided by financing activities	3,507	3,182

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments, which are included in cost of revenue.

Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of June 30, 2004 and has deemed it to be adequate.

The termination of the Company’s distribution and licensing agreement with Microsoft significantly reduced the Company’s revenue and cash from operating activities in the six months ended June 30, 2004. In order to minimize the impact of the termination on the Company’s liquidity, we restructured our operations and significantly reduced our operating expenses in 2004, which has partially offset the reduction in cash from operating activities due to the termination of the agreement with Microsoft.

Cash used in operating activities in the first half of 2004 was $5.2 million compared to cash provided by operating activities in the first half of 2003 of $6.4 million. This decrease was primarily due to the net loss and a decrease in accrued liabilities of $14.0 million caused by lower accruals for partner payments related to lower cost of revenue. This decrease was offset by net non-cash related expenses of $3.2 million, and a decrease in accounts receivable of $16.1 million. Accounts receivable decreased in the first half of 2004 due to lower revenue compared to the first half of 2003 and improvement in collections.

Net cash used in investing activities in the first half of 2004 and 2003 included purchases of equipment and capitalization of costs related to internally developed software of $1.8 million and $2.5 million, respectively, and the purchase of NetNanny, which used $0.9 million in cash. This was partially offset by proceeds from the sale of discontinued operations of $1.5 million. Cash used in investing activities in six months ended June 30, 2004 included the purchase of short-term investments of $22.1 million. Cash used in the six months ended June 30, 2003 included sales of short-term investments of $3.4 million.

In the six months ended June 30, 2004 and 2003, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $3.5 million and $4.0 million, respectively. Cash used by financing activities in the six months ended June 30, 2003 also included the repayment of notes payable of $0.9 million.

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

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At June 30, 2004, outstanding letters of credit related to security of building leases and security for payroll processing totaled $2.0 million. In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes except as noted above.

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

We may be unable to achieve profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

Microsoft accounted for approximately 64% of our listings revenues and all of our licensing revenue in 2003. The loss of a substantial portion of our Microsoft listings revenues and all of our licensing revenues in the first half of 2004 materially and adversely affected our financial results. We had a net loss of $8.4 million in the first half of 2004 and as of June 30, 2004, our accumulated deficit was $184.7 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it.

Our ability to achieve and maintain profitability in future quarters will depend largely on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, maintain or expand our advertiser base, and generate additional paid clicks. We may be unable to do so because of increased competition from other search services, because of the other risks identified in this report, or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to develop and expand our databases of Internet listings, particularly in the U.S., and to develop new listings and other products, and enhance our search services. Because of the foregoing factors, and others outlined in this report, we will likely be unable to obtain profitability on a quarterly or annual basis in 2004.

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network, our ability to generate revenues would be seriously harmed

Our revenues are generated by paid clicks, which depends on the volume of search traffic on our distribution network. We have in the past, and may in the future, be unable to maintain key partners in our distribution network. In the fourth quarter of 2003 and first quarter of 2004, we lost distribution relationships with Microsoft’s MSN, Yahoo’s Inktomi and About.com’s Sprinks. As a result of the loss of these partners, our volume of clicks is likely to decline significantly in 2004 compared to 2003.

Our agreements with the largest network partners account for a significant portion of our revenues. Our two largest network partners accounted for approximately 32% of our revenues in the first half of 2004. If any of our key distribution contracts are not renewed, or if they are terminated, we would need to find alternative sources of click traffic or otherwise replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, the search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with such providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the reduction of Microsoft distribution, the gain or loss of other key distribution partners, or changes by our distribution partners in the implementation of search results on their web sites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	systems downtime on our web site or the web sites of our distribution partners, or

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on past financial results as an indicator of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our financial results are highly concentrated in the listings business; if we were unable to grow listings revenues and find alternative sources of revenue, then our financial results would suffer

Listings accounted for 99% of our revenues in the first six months of 2004 and will likely account for substantially all of our revenues in 2004. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers and partners may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations and financial condition will suffer.

Any failure in the performance of our operating systems could harm our business and reputation, which could materially adversely affect our revenues

Any system failure that interrupts our search service, whether caused by computer viruses, software failure, power interruptions, unauthorized intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking paid clicks is dependent upon certain key personnel and software. If we lose such personnel or experience a failure of key software, we may be unable to track paid clicks and invoice our customers. Any of these events could adversely affect our financial results and business reputation.

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center and editorial department, which are both located at our San Francisco, California office. An interruption in our ability to serve search results, track paid clicks, and provide customer support would materially and adversely affect our financial results.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our listings. We have occasionally reduced invoices or refunded revenue to our customers due to click-through fraud, and we expect to do so in the future. Click-through fraud occurs when a person or robot software clicks on a listing displayed on a web site for some reason other than to view the underlying content. If we are unable to stop this fraudulent activity, these refunds may increase. If we find new evidence of past fraudulent clicks we may have to issue refunds retroactively of amounts previously paid by our advertisers, yet we may still have to pay revenue share to our network partners. This would negatively affect our profitability, and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

If we account for employee stock options using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. Currently, we do not recognize compensation expense for stock options other than amortization of deferred stock-based compensation amounts relating to options assumed in purchase business combinations and options accounted for under the variable method. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have on-going accounting charges significantly greater than those we have recorded under our current method of accounting for stock options.

We may incur unexpected costs or delays in restructuring our operations and reducing our costs, which could materially and adversely affect our financial results

In the fourth quarter of 2003, we began to restructure our operations and reduce our costs in light of the expected loss of the Microsoft relationship. However, we will likely be unable to adjust spending quickly enough to ensure that we are profitable in the foreseeable future. Also, we may incur unexpected costs, such as the possibility of litigation stemming from workforce reductions, in connection with the restructuring. Our costs are based in part on expectations of future revenues and, to a large extent, are fixed. We may incur restructuring charges and our operating results may vary in future quarters as a result of changes in our expenses and costs.

We may lose additional customers and our revenue per click may fall further as a result of reduced distribution by Microsoft, which would cause a decline in our revenues

In February 2004, we amended our agreement with Microsoft. The amended agreement has resulted in reduced distribution of our listings by Microsoft, and allows for termination by either party on short notice. The reduced distribution by Microsoft has resulted in some loss of advertisers and related revenues. We may lose additional advertisers from our advertiser base and our average revenue per click may fall if Microsoft further reduces or ceases distribution of our listings. Advertisers may decide that their return on investment has decreased as a result of the loss of paid clicks from MSN and the shift toward other, less well-known distribution partners. Most of our advertising contracts are short-term in nature and are terminable on short notice. It is difficult to predict whether, and to what extent, we will lose additional advertisers or advertisers will pay reduced revenues per click because we are no longer a principal source of MSN’s search results. If enough of our advertisers terminate their advertising contracts with us, or if our revenue per click falls significantly, then our listings revenues and results of operations would be materially and adversely affected.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters, and we have been subject to purported class action lawsuits in connection with our listings services. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, we are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our listings or services infringe on the rights of others.

Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our insurance may not adequately cover claims of this type, if at all. If a court were to determine that some aspect of our search services or listings infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenues and business. There can be no assurance that our services will not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the changes necessary in light of the reduction of the Microsoft distribution, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of June 30, 2004, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 11.9 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit directory listings, search the database, distribute our search results, compile our search results, and track paid clicks. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

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

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable to maintain sufficient insurance to mitigate the risks, our operating results may be diminished

We contract for insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart and closure of our international offices

In the fourth quarter of 2002, we and BT agreed to close our joint venture, BT LookSmart. We are still in the process of dissolving the joint venture and our other international offices. In January 2004, we sold our Australian business to Sensis, a subsidiary of Telstra. In March 2004, we sold our Japanese business to ValueCommerce Co. Ltd. Withdrawal from foreign markets and closure or dissolution of foreign offices may be more time-consuming and costly than we anticipated, and we may incur costs in excess of the amounts we forecasted in connection with these activities.

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable. Our allowance for doubtful accounts receivable as of June 30, 2004 was $1.9 million, or 23% of our total accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

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

New regulation of search engines may adversely affect the commercial use of our search service and our financial results

New laws and regulations applicable to the search engine industry may limit the delivery, appearance and content of our advertising. If such laws are enacted, or if existing laws are interpreted to limit our ability to place advertisements for certain kinds of advertisers, it could and have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the Justice Department issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. If any government agency were to require changes in the labeling, delivery or content of our listings, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes in our market risk exposures for the three or six months ended June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2002, Legal Staffing Partners, Inc., an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint alleged breach of contract, unfair business practices and false advertising in connection with the launch of the Company’s new Small Business Listings product announced in April 2002. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. In July 2002, Curt Kramer, an express listing customer, filed a proposed class action lawsuit in Superior Court in San Francisco County alleging claims that were substantially similar to those alleged by Legal Staffing Partners. In October 2002, the two plaintiffs agreed to withdraw their complaints and file a single consolidated amended complaint in Superior Court in San Francisco County containing substantially the same allegations as the prior two complaints. The Company filed an answer to the amended complaint in January 2003. In June 2003, the Company reached a tentative agreement to settle the matter and in October 2003 the Superior Court approved the settlement. The settlement provided that class members receive between zero and 75 free clicks per month through June 12, 2004, depending on when they originally purchased their listings, and that other class members were eligible to receive a cash payment. The period for appeal of the final settlement expired in January 2004 without an appeal being filed by any class members. The Company concluded its obligations under the settlement agreement in June 2004.

In August 2004, Mario Cisneros and Michael Voight filed a proposed class action lawsuit in Superior Court in San Francisco County. The complaint named thirteen search engines or web publishers as defendants (including the Company) and alleged unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint sought restitution, unspecified compensatory damages, injunctive relief and attorneys’ fees. The Company has not filed an answer to the complaint.

We are not a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 22, 2004, the Company issued 1,972,387 shares of common stock to BioNet Systems, LLC, in connection with the acquisition of Net Nanny business operations and assets. There were no underwriters employed in connection with the foregoing transaction. The issuance of securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. BioNet Systems LLC acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in such transaction. BioNet Systems LLC either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2004, the Company held its annual stockholder meeting. At the meeting, a quorum of the stockholders of the Company considered two proposals: (1) the election of three directors to the board of directors, and (2) the ratification of the appointment of the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal year ending December 31, 2004. The remaining directors (Ellery, Santora, Thornley and West), were incumbent directors who did not stand for election at the meeting. The following table shows the results of the voting on these matters.

Proposal	Description	For	Against	Abstain
1	Nominees for directors:
	Anthony Castagna	85,164,078	—	953,193
	Teresa Dial	83,760,390	—	2,356,881
	Mark Sanders	83,757,409	—	2,359,862
2	Ratification of PricewaterhouseCoopers as independent registered	85,193,070	753,619	170,582

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Please see the exhibit list following the signature page of this report.

(b)	Form 8-K

The Company filed current reports on Form 8-K on April 29, 2004 (first quarter financial results and Net Nanny acquisition), June 28, 2004 (election of Chair of Board of Directors), July 29, 2004 (second quarter financial results), and August 2, 2004 (resignation of director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(1)	Form of Specimen Stock Certificate
4.2(1)	Second Amended and Restated Investor Rights Agreement dated March 24, 1999
10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers
10.2(1)	Amended and Restated 1998 Stock Plan
10.3(1)	1999 Employee Stock Purchase Plan
10.7(3)	Zeal Media, Inc. 1999 Stock Plan
10.8(4)	Wisenut, Inc. 1999 Stock Incentive Plan
10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999
10.16(1)	Summary Plan Description of 401(k) Plan
10.42(+)	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004
10.43	Letter agreement between the Registrant and its interim chief executive officer dated as of January 22, 2004
10.44	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(+)	Confidential treatment has been requested with respect to portions of the exhibit.