Form 10-Q
period 2004-09-30
LOOKSMART LTD
filed 2004-11-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, there were 113,184,323 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$50,590	$63,866
Short-term investments	3,683	6,068
Trade accounts receivable, net of allowance for doubtful accounts of $1,193 at September 30, 2004 and $2,504 at December 31, 2003	4,787	22,265
Prepaid expenses	1,220	2,308
Other current assets	453	372

Total current assets	60,733	94,879
Property and equipment, net	6,660	8,444
Other assets	3,708	6,124
Long term investments	11,331	—
Intangible assets, net	7,970	5,713
Goodwill	14,422	10,932

Total assets	$104,824	$126,092

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Long term debt, current portion	$47	$101
Trade accounts payable	1,075	3,600
Other accrued liabilities	8,853	27,125
Deferred revenue and customer deposits	2,641	5,362

Total current liabilities	12,616	36,188
Long term debt	249	283
Other long term liabilities	5,172	3,324

Total liabilities	18,037	39,795
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value; Authorized: 200,000 at September 30, 2004 and December 31, 2003; Issued and Outstanding: 113,358, and 107,808 at September 30, 2004 and December 31, 2003	112	106
Additional paid-in capital	270,563	261,792
Other equity	833	773
Accumulated deficit	(184,721)	(176,374)

Total stockholders’ equity	86,787	86,297

Total liabilities and stockholders’ equity	$104,824	$126,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Listings	$17,490	$30,068	$60,283	$85,833
Licensing	—	3,594	188	11,298

Total revenues	17,490	33,662	60,471	97,131

Cost of revenues	9,563	17,885	34,389	51,461

Gross profit	7,927	15,777	26,082	45,670

Operating expenses:
Sales and marketing	1,495	3,597	6,044	11,118
Product development	5,033	7,274	18,315	20,337
General and administrative	1,958	2,558	7,321	8,589
Restructuring costs	98	—	4,152	—

Total operating expenses	8,584	13,429	35,832	40,044

Income (loss) from operations	(657)	2,348	(9,750)	5,626

Non-operating income (expense):
Interest and other non-operating income (expense), net	327	(14)	474	(1,025)
Share of joint venture loss	(100)	—	(100)	(563)

Income (loss) from continuing operations before income taxes and extraordinary gain	(430)	2,334	(9,376)	4,038
Income tax expense	(117)	(236)	(117)	(809)

Income (loss) from continuing operations before extraordinary gain	(547)	2,098	(9,493)	3,229
Gain (loss) from discontinued operations, net of tax	562	(240)	1,146	727

Income (loss) before extraordinary gain	15	1,858	(8,347)	3,956
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	—	202

Net income (loss)	15	1,858	(8,347)	4,158

Other comprehensive income (loss):
Change in unrealized gain on investments	61	1	62	1
Change in translation adjustment	(37)	(103)	(54)	112

Comprehensive income (loss)	$39	$1,756	$(8,339)	$4,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS), CONTINUED

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) per share:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.02	$(0.09)	$0.03
Gain (loss) from discontinued operations	0.00	(0.00)	0.01	0.01
Extraordinary gain from the purchase of BTLS joint venture entities	—	—	—	0.00

Net income (loss)	$0.00	$0.02	$(0.08)	$0.04

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.02	$(0.09)	$0.03
Gain (loss) from discontinued operations	0.00	(0.00)	0.01	0.01
Extraordinary gain from the purchase of BTLS Joint Venture entities	—	—	—	0.00

Net income (loss)	$0.00	$0.02	$(0.08)	$0.04

Weighted average shares outstanding used in per share calculation—basic	112,530	104,730	110,661	102,596
Weighted average shares outstanding used in per share calculation—diluted	113,508	113,375	110,661	110,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,347)	$4,158

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of joint venture loss	100	563
Depreciation and amortization	6,049	5,833
Stock based compensation	38	2,715
Gain from sale of assets and other non-cash charges	(636)	(19)
Extraordinary gain from the purchase of BTLS joint venture entities	—	(202)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable	17,478	(5,417)
Prepaid expenses	1,088	(933)
Other assets	930	973
Trade accounts payable	(2,525)	(1,597)
Other accrued liabilities	(16,521)	6,993
Deferred revenue and customer deposits	(2,721)	(2,377)

Net cash (used in) provided by operating activities	(5,067)	10,690

Cash flows from investing activities:
Acquisitions	(2,116)	(612)
Proceeds from sale of short-term investments	2,385	—
Purchases of short-term investments	—	(1,575)
Purchases of long-term investments	(11,331)	—
Funding to joint venture	—	(500)
Payments for property, equipment and capitalized software development	(2,222)	(4,726)
Proceeds from the sale of property and equipment	82	1
Proceeds from sale of discontinued operations	1,484	—

Net cash used in investing activities	(11,718)	(7,412)

Cash flows from financing activities:
Repayment of notes	(84)	(1,161)
Proceeds from issuance of common stock	3,647	6,190

Net cash provided by financing activities	3,563	5,029

Effect of exchange rate changes on cash	(54)	112

Increase (decrease) in cash and cash equivalents	(13,276)	8,419
Cash and cash equivalents, beginning of period	63,866	47,696

Cash and cash equivalents, end of period	$50,590	$56,115

Supplemental disclosure of non-cash investing activities:

Issuance of common stock as consideration in acquisitions	$5,077	$1,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies:

Nature of Business and Principles of Consolidation

LookSmart (the Company) is a provider of commercial search services and a developer of innovative web search solutions. The Company provides consumers with highly relevant search results through a distribution network that includes LookSmart properties and other portals and ISPs, while delivering targeted sales leads to online businesses.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned partnerships and affiliates are accounted for by the equity method and investments in less than 20% owned affiliates, over which the Company does not exert any significant influence, are accounted for by the cost method. As of September 30, 2004, the Company does not have any investments accounted for under either the equity method or the cost method.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. In the first nine months of 2003, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense. These costs have been reclassified and are reflected in cost of revenue. The amount reclassified in the first three and nine months of 2003 was $1.5 million and $4.0 million, respectively.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s short-term and long-term investments are managed by one institution. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility.

The Company derived approximately 18% and 16% of its listings revenues in the three and nine months ended September 30, 2004, respectively, from its relationship with Interchange Corporation.

The Company derived approximately 15% of its listings revenues in nine months ended September 30, 2004 from its relationship with Mamma.com.

The Company derived 16% of its listings revenue in the nine months ended September 30, 2004, and 68% an 66% of its listings revenues in the three and nine months ended September 30, 2003, respectively, from its relationship with Microsoft.

The Company derived 100% of the licensing revenues in 2003 and 2004 from the Company’s relationship with Microsoft.

Software Revenue Recognition

Beginning in the second quarter of 2004, the Company began recognizing revenue from the sale of software products relating to the acquisition of Net Nanny. Software revenue is recognized upon shipment, provided pervasive evidence of arrangement exists, price is fixed and determinable, collection is determined to be probable and no significant obligations remain on our part. Revenue from distributors is subject to agreements allowing certain rights of return. Accordingly, recognized revenue is reduced by estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. The Company records software licensing revenue, primarily royalties, when partners ship products incorporating Looksmart software, provided collection of such revenue is deemed probable.

See our Form 10-K for a complete discussion of the Company’s revenue recognition policies.

Traffic Acquisition Costs

The Company enters into agreements of varying duration with third party affiliates that integrate the Company’s pay-for-performance search service into their Web sites. There are generally three economic structures of the affiliate agreements: guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

The Company expenses, as cost of revenues, traffic acquisition costs under two methods; agreements with fixed payments are expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metric are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) as reported	$15	$1,858	$(8,347)	$4,158
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(34)	1,561	38	2,715
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(483)	(4,734)	(3,939)	(13,696)

Pro forma net loss	$(502)	$(1,315)	$(12,248)	$(6,823)

Basic net income (loss) per share:
As reported	$0.00	$0.02	$(0.08)	$0.04
Pro forma	(0.00)	(0.01)	(0.11)	(0.06)

Diluted net income (loss) per share:
As reported	$0.00	$0.02	$(0.08)	$0.04
Pro forma	(0.00)	(0.01)	(0.11)	(0.06)

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

With the exception of accounts receivable, deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers of the Company, the Chief Executive Officer and the Chief Financial Officer, did not include allocations of assets and liabilities or operating costs to the Company’s segments in 2003. As of September 30, 2004 and December 31, 2003, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the listings segment.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirement for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-1. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on the consolidated financial position, results of operations or cash flows.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus. The Company does not expect the adoption of EITF 04-08 to have a material impact on the consolidated financial position, results of operations or cash flows.

2. Acquisitions

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

During the quarter ended September 30, 2004, the Company acquired the assets of Furl.net, which consisted primarily of intangible assets related to technology, customer lists, trade name and employees. The asset acquisition did not have a significant impact on total assets of the Company.

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

4. Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. The Company performs an annual reassessment of the expected useful lives of existing intangible assets. This reassessment did not result in any significant changes to the useful lives. Goodwill and intangible assets are as follows (in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$14,422	$10,932

Intangible assets	$13,342	$9,763
Less accumulated amortization	5,372	4,050

Intangible assets, net	$7,970	$5,713

Intangible asset amortization expense was $0.6 million and $1.3 million for the three and nine months ended September 30, 2004, respectively, and $0.4 and $1.4 for the three and nine months ended September 30, 2003, respectively, and are included in cost of revenue and product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2004	$607
2005	2,430
2006	1,825
2007	1,553
2008	1,183
Thereafter	372

5. Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued compensation and related expenses	$1,452	$3,798
Restructuring accrual related to severance costs and current portion of lease obligations	1,351	1,653
Accrued distribution and partner costs	3,373	17,288
Other	2,677	4,386

	$8,853	$27,125

6. Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at September 30, 2004 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2004 remaining amount	$1,164	$1,044
2005	4,588	4,090
2006	4,622	4,553
2007	4,689	4,689
2008	4,751	4,751
Thereafter	4,412	4,412

Total	$24,226	$23,539

The Company has a $1.6 million Standby Letter of Credit (“SBLC”) with a financial institution in support of the building lease of the Company’s headquarters.

The above SBLC contains two financial covenants, the first requiring a minimum net worth of $20 million and the second requiring minimum liquid assets, as defined by the agreement, of $40 million. At September 30, 2004, the Company was in compliance with both covenants.

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

Legal Proceedings

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. The plaintiff has filed a motion for preliminary injunction and served discovery requests. The Company has not yet responded to the complaint, the motion for preliminary injunction, or the discovery requests, as the court has not required any response from the Company, pending a case management conference scheduled for December 2004. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

The Company is not a party to any other material legal proceedings.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture. In the third quarter of 2004, we recorded an adjustment to the receivable from the Joint Venture of $0.1 million based on revised estimates of net realizable value of $0.3 million.

7. Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator – basic and diluted:
Net income (loss) as reported	$15	$1,858	$(8,347)	$4,158

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	112,530	104,730	110,661	102,596
Dilutive common equivalent shares:
Options	978	7,839	—	6,807
Warrants	—	9	—	8
Escrow Shares	—	797	—	797

Shares used to compute diluted EPS	113,508	113,375	110,661	110,208

Net income (loss) per share:
Basic	$0.00	$0.02	$(0.08)	$0.04
Diluted	$0.00	$0.02	$(0.08)	$0.04

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities include potential common stock relating to stock options and warrants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options	3,542	164	3,100	527
Warrants	65	22	55	28

Total antidilutive shares	3,607	186	3,155	555

8. Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company has agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount of imputed interest and tax adjustments charged to operations were $1,000 and $1,000, respectively, for the three months ended September 30, 2004, respectively, and $7,000 and $7,000 for the nine months ended September 30, 2004. The amount forgiven, imputed interest and tax adjustments were $0, $3,000 and $10,000 for the three months ended September 30, 2003 and $16,000, $11,000 and $45,000 for the nine months ended September 30, 2003. Due to the resignation of the Chief Financial Officer in 2003, the outstanding unforgiven balance of $0.2 million was repaid in August 2004.

A former member of the Company’s Board of Directors became a member of senior management of a significant customer in late 2003. Revenue associated with this customer was less than 5% of total revenue in the first nine months of 2004. This member of the Board of Directors resigned in July 2004 due to increasing demands on his time placed on him in his role as senior management of the significant customer.

9. Restructuring Costs

In November 2003, the Company implemented a restructuring plan to eliminate 115 redundant positions worldwide due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 115 positions, 69 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company’s sales force of 29 positions, a reduction in the Company general and administrative departments of 13 positions and an additional reduction in the Company’s product development department of 4 positions. The substantial portion of all severance costs have been paid as of September 30, 2004. The restructuring in the fourth quarter of 2003 included severance charges associated with the reduction in force of $1.0 million and costs related to closing redundant leased facilities of $3.1 million. These reductions were designed to significantly reduce costs in 2004.

In the first quarter of 2004, the Company announced that it eliminated an additional 33 positions worldwide. Of the 33 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company’s sales force of 12 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.5 million restructuring charge recognized in the first quarter of 2004. All severance costs have been paid as of September 30, 2004. Also in the first quarter of 2004, the Company incurred an additional restructuring expense of $3.2 million on further leased facilities that were vacated during the period.

In the second quarter of 2004, the Company announced that it eliminated an additional 14 positions in the United States, which included a reduction in the Company’s sales force of 3 positions, a reduction in the Company’s general and administrative departments of 4 positions and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.4 million restructuring charge recognized in the second quarter of 2004 and $0.1 million restructuring charge recognized in the third quarter of 2004. Substantially all severance costs were paid by the end of the third quarter of 2004.

These costs were classified as restructuring charges on the Statement of Operations and Comprehensive Income (Loss), and included in Operating Expenses. As of September 30, 2004 the restructuring liability was $6.1 million. Of this amount, $1.4 million was included in other accrued liabilities and $4.7 million was included in other long-term liabilities on the Consolidated Balance Sheet.

A reconciliation of the liability for the restructuring charge at December 31, 2003 to the liability as of September 30, 2004 is as follows (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Total 2003 restructuring charges	$977	$3,161	$4,138
Reclassification of deferred rent	—	165	165

Balance at December 31, 2003	977	3,326	4,303

Adjustments to accrual during the period ended June 30, 2004	76	—	76
Additional restructuring costs	963	3,160	4,123
Reclassification of deferred rent	—	192	192

Balance at March 30, 2004	2,016	6,678	8,694

Amortization of lease restructuring costs	—	(413)	(413)
Cash payments	(1,692)	—	(1,692)

Balance at June 30, 2004	$324	$6,265	$6,589

Additional restructuring costs	98	—	98
Reclassification of deferred rent	—	3	3

	422	6,268	6,690
Amortization of lease restructuring costs	—	(307)	(307)
Cash payments	(261)	—	(261)

Balance at September 30, 2004	$161	$5,961	$6,122

10. Extraordinary Gain on Acquisition of Joint Venture Entities

In the first quarter of 2003, the Company recognized an extraordinary gain, net of tax, of $0.2 million in connection with the dissolution of BT LookSmart and the assumption of its Japan and United Kingdom operations. This amount represents the fair value of net assets of the Japan and United Kingdom operating entities of BT LookSmart. The Company acquired these net assets on March 14, 2003 for nominal consideration. The results of these operating entities have been included in the Company’s consolidated financial statements beginning on March 1, 2003.

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

I Pretax net income from discontinued operations for nine months ended September 30, 2004 includes approximately $0.4 million related to the reduction of the allowance for bad debts in the second quarter of 2004, as substantially all accounts have been collected in certain locations, and approximately $1.0 million related to the disposition and write down of certain international assets and the reduction of estimated liabilities in the third quarter of 2004, offset by expenses related to the operations of the entities during the periods.

Revenue and pretax net income (loss) from international operations, previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$6,638	$6,036	$14,978

Pretax net income (loss) (excluding gain on disposal)	562	$(193)	123	802
Tax impact	—	(47)	—	(75)
Gain on disposal	—	—	1,023	—

Net gain (loss) from discontinued operations	$562	$(240)	$1,146	$727

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward looking statements, including but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, including expected increase in proprietary traffic ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, integration of our search services into recent acquired products to differentiate us from our competitors, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business and all other risks described below in the section entitled “Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

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

We recognize software revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments and estimates with regard to future deliverable products and services. Our assumptions and judgments regarding future products and services could differ from actual events, thus materially impacting our financial position and results of operations.

Software revenue is recognized upon shipment, provided pervasive evidence of arrangement exists, price is fixed and determinable, collection is determined to be probable and no significant obligations remain on our part. Revenue from distributors is subject to agreements allowing certain rights of return. Accordingly, recognized revenue is reduced by estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. We record software licensing revenue, primarily royalties, when partners ship products incorporating Looksmart software, provided collection of such revenue is deemed probable.

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

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 30, 2004

During the third quarter of 2004, we focused on the following primary operating priorities:

•	Grow our paid listings business. Our core and ongoing business (excluding MSN and discontinued operations) continued to grow slightly from second quarter of 2004 to third quarter of 2004 and by 82% from third quarter of 2003 to third quarter of 2004. In the third quarter of 2004 we continued to add 8 new distribution partners, totaling 30 new distribution partners in 2004.

•	Differentiate ourselves from our competitors. During the third quarter, we acquired the assets of Furl.net, a web-based archiving service. In addition, we launched an updated version of our family friendly safe search product, including a free downloadable toolbar. Both the software upgrade and the acquisition further improve our ability to differentiate our offerings to our partners and are expected to result in increases in proprietary traffic over the next year.

•	Improve our traffic quality and optimize high quality partners. During the third quarter, we continued to focus on improving our overall traffic quality. We initiated an optimization program to increase the traffic from partners with the highest quality traffic and decrease both traffic and revenue share from the partner with lower quality traffic. This resulted in an overall decrease in traffic acquisition costs of 2% compared the second quarter of 2004.

Revenues

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Listings	$17,490	$30,068	(42)%	$60,283	$85,833	(30)%
Percentage of total revenues	100%	89%		100%	88%
Licensing	—	3,594	(100)%	188	11,298	(98)%
Percentage of total revenues	0%	11%		0%	12%

Total revenues	$17,490	$33,662	(48)%	$60,471	$97,131	(38)%

Listings. Listings revenues in the three and nine months ended September 30, 2004 decreased compared to the three and nine months ended September 30, 2003 due primarily to the winding down of our relationship with Microsoft, which began in January of 2004. This decrease was partially offset by an 82% increase in our core, non-Microsoft, revenue, primarily due to the addition of new distribution partners in the first nine months of 2004 compared to the same period in 2003.

We began recording revenue from the sale of software in the second quarter of 2004. This revenue is included in listings revenue and was less than 5% of total revenue for the three and nine months ended September 30, 2004.

We expect our core listings revenue and software revenue to increase throughout the remainder of 2004 as we add more distribution partners and proprietary traffic to our network. Revenue from continuing operations for 2004 is expected to be between $78.5 million and $80.5 million.

Licensing. In 2003, we exclusively licensed our database content to Microsoft and customized it for their use. We derived all of our licensing revenue from our agreement with Microsoft, which expired on January 15, 2004. We do not expect additional licensing revenue in 2004.

Cost of Revenues

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Traffic acquisition costs	$8,133	$16,172	(50)%	$30,248	$46,494	(35)%
Percentage of listings revenues	47%	54%		50%	54%
Other costs	1,430	1,713	(17)%	4,141	4,967	(17)%
Percentage of total revenues	8%	5%		7%	5%

Total cost of revenues	$9,563	$17,885	(47)%	$34,389	$51,461	(33)%

Cost of revenue consists of traffic acquisition costs, connectivity costs, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of certain intangible assets.

The decrease in traffic acquisition costs in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was primarily attributable to the loss of major partners, including Microsoft, Inktomi and Sprinks. The decrease in traffic acquisition costs as a percent of listings revenue in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was partially attributed to a reduction in international traffic and traffic optimization efforts. In the third quarter of 2004, we made adjustments to our distribution network to remove international traffic from our US domestic network. Accordingly, we reduced our partner payment accrual by $0.4 million related to the international and blocked users established in the prior quarter. We established our accrual based on our best estimate of the impact of this change in business practice. Without this benefit, traffic acquisition costs would have been 49% and 51% in the three and nine months ended September 30, 2004. This reduction from the same period in 2003 reflects our continued efforts to improve our traffic quality and optimizing traffic flow from our partners.

We expect traffic acquisition costs as a percent of listings revenue of approximately 51-53% in the fourth quarter of 2004.

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

Sales and marketing expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Stock compensation related to variable options	$(15)	$420		$(17)	$696
Bad debt provision/(reversal)	(97)	(315)		73	(638)
Other sales and marketing expenses	1,607	3,492		5,988	11,060

Sales and marketing	$1,495	$3,597	(58)%	$6,044	$11,118	(46)%
Percentage of total revenues	9%	11%		10%	11%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

In the third quarter of 2004, we reduced our bad debt allowance by $0.1 million. This reduction reflects an improvement in the historical collection rate applied to our oldest receivables and the overall improvement in DSO to 25 days for the quarter ended September 30, 2004. Bad debt expense for the nine months ended September 30, 2004 reflects the improvement in the third quarter offset by expenses incurred during the first two quarters of the year. We do not expect significant bad debt expense during the fourth quarter of 2004 as we continue to focus on improving our collections.

In the first nine months of 2003, the Company reduced a total of $0.6 million of the allowance for bad debts. The reduction was due to the improvement in the Company’s rate of collections and applying these rates to the amounts outstanding at the end of the periods, net of cash collected subsequent to the end of the periods.

The decline in other sales and marketing expenses was primarily attributable to a reduction of salaries, wages and benefits of $1.9 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and $4.8 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, resulting from the Company’s restructuring activities. In addition, marketing expenses declined $0.1 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and $0.4 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This reduction was due to the Company’s overall cost reductions efforts. We expect sales and marketing expenses to increase slightly in the fourth quarter of 2004.

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

Product development expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Stock compensation related to variable options	$(33)	$930		$(20)	$1,548
Capitalized software development costs	(151)	(478)		6	(1,857)
Other product development expenses	5,217	6,822		18,329	20,646

Total product development expenses	$5,033	$7,274	(31)%	$18,315	$20,337	(10)%
Percentage of total revenues	29%	22%		30%	21%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

Capitalized software development costs include the cost to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily related to a reduction in the number of engineers assigned to capitalizable projects. In the second quarter of 2004, we wrote off $0.8 million in software previously capitalized for projects that were cancelled as they related to projects that were not aligned with our operating plan. We do not anticipate additional write offs during 2004.

The decrease in other product development expenses in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was due primarily to a reduction in salaries and benefits of $1.7 million and $3.2 million, respectively, due to the restructuring activities starting in the fourth quarter of 2003, offset by $0.1 million and $1.0 million in retention bonuses paid to key employees for the three and nine months ended September 30, 2004, respectively. We expect other product development expenses to remain relatively flat in the fourth quarter of 2004.

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

General and administrative expenses changed as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Stock compensation related to variable options	$5	$183		$5	$307
Other general and administrative expenses	1,953	2,375		7,316	8,282

Total general and administrative expenses	$1,958	$2,558	(23)%	$7,321	$8,589	(15)%
Percentage of total revenues	11%	8%		12%	9%

Stock compensation related to variable options is the result of repriced stock options. It is based on the Company’s stock price at the end of the period and will continue to fluctuate as the Company’s stock price fluctuates until the repriced stock options are vested, cancelled or forfeited.

Other general and administrative expense decreased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to a decrease in salaries of $0.4 million due to the restructuring activities starting in the fourth quarter of 2003. The decrease in other general and administrative expenses in the nine months ended September 30, 2004 compared to September 30, 2003 was due to a decrease in salaries and benefits of $0.7 million and a decrease in professional services of $0.7 million, primarily related to legal settlement expenses in the first half of 2003, partially offset by non-restructuring separation payments of $0.5 million and $0.3 million loss on sale of fixed assets, both of which occurred in the first quarter of 2004. We expect other general and administrative expenses to remain relatively flat in the fourth quarter of 2004. However, we may be required to incur additional professional fees in 2004 related to compliance with the Sarbanes-Oxley Act.

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

In the second quarter of 2004, the Company announced that it eliminated an additional 14 positions in the United States, which included a reduction in the Company’s sales force of 3 positions, a reduction in the Company’s general and administrative departments of 4 positions and a reduction in the Company’s product development department of 7 positions. This reduction resulted in a $0.4 million restructuring charge recognized in the second quarter of 2004 and $0.1 million in the third quarter of 2004. All severance costs will be paid by the end of the fourth quarter of 2004.

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

Non-Operating Expenses

Interest and Other Non-Operating income (expense), net. Interest and other non-operating income (expense) increased significantly in 2004 compared to 2003 due to foreign currency transaction gains related to third quarter transfers of cash from our discontinued foreign entities and the reduction of expenses related to the BTLS joint jenture.

Share of Joint Venture Loss. In 2003, share of joint venture loss included LookSmart’s 50% share of the loss of BT LookSmart. We do not expect significant additional gains or losses from the joint venture in the future. In the third quarter of 2004, we recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value.

Income Tax Expense

The reduction in our income tax expense was due to the net loss incurred in the three and nine months ended September 30, 2004 compared to net income in the three and nine months ended September 30, 2003. The charge in the third quarter of 2004 related to revisions of our estimated 2004 federal and state taxes, including the California Alternative Minimum Tax.

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

Pretax net income from discontinued operations for nine months ended September 30, 2004 includes approximately $0.4 million related to the reduction of the allowance for bad debts in the second quarter of 2004, as substantially all accounts have been collected in certain locations, and approximately $1.0 million related to the disposition and write down of certain international assets and the reduction of estimated liabilities in the third quarter of 2004, offset by expenses related to the operations of the entities during the periods.

Revenue and pretax net income (loss) from international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$6,638	$6,036	$14,978

Pretax net income (loss) (excluding gain on disposal)	562	$(193)	123	802
Tax impact	—	(47)	—	(75)
Gain on disposal	—	—	1,023	—

Net gain from discontinued operations	$562	$(240)	$1,146	$727

Liquidity and Capital Resources

(in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows provided by (used in) operating activities	$(5,067)	$10,690
Cash flows used in investing activities	(11,718)	(7,412)
Cash flows provided by financing activities	3,563	5,029

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments, which are included in cost of revenue.

Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of September 30, 2004 and has deemed it to be adequate.

The termination of the Company’s distribution and licensing agreement with Microsoft significantly reduced the Company’s revenue and cash from operating activities in the nine months ended September 30, 2004. In order to minimize the impact of the termination on the Company’s liquidity, we restructured our operations and significantly reduced our operating expenses in 2004, which has partially offset the reduction in cash from operating activities due to the termination of the agreement with Microsoft.

The decrease in cash generated in operating activities in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to the net loss and a decrease in accrued liabilities of $23.5 million, offset by a decrease in accounts receivable of $22.9 million and decreases non-cash related expenses of $3.3 million. Accounts receivable decreased in the first nine months of 2004 due to lower revenue compared to 2003 and improvement in collections.

Net cash used in investing activities in the first nine months of 2004 and 2003 included purchases of equipment and capitalization of costs related to internally developed software of $2.2 million and $4.7 million, respectively, and the payments made for acquisitions of $2.1 million. This was partially offset by proceeds from the sale of discontinued operations of $1.5 million. Cash used in investing activities in nine months ended September 30, 2004 included the purchase of long term investments of $11.3 million, offset by sales of short term investments of $2.4 million. Cash used in the nine months ended September 30, 2003 included purchases of short-term investments of $1.6 million.

In the nine months ended September 30, 2004 and 2003, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $3.6 million and $6.2 million, respectively. Cash used by financing activities in the nine months ended September 30, 2003 also included the repayment of notes payable of $1.2 million.

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

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At September 30, 2004, outstanding letters of credit related to security of building leases and security for payroll processing totaled $2.0 million. In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2003, we believe that there have been no significant changes except as noted above.

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

We may be unable to achieve operating profitability in the foreseeable future, and if we achieve operating profitability, we may be unable to maintain it, which could result in a decline in our stock price

Microsoft accounted for approximately 64% of our listings revenues and all of our licensing revenue in 2003. The loss of substantially all of our Microsoft revenues in the first half of 2004 materially and adversely affected our financial results. We had a net loss of $8.3 million in the first nine months of 2004 and as of September 30, 2004, our accumulated deficit was $184.7 million. We may be unable to achieve operating profitability in the foreseeable future and, if we regain operating profitability, we may be unable to maintain it.

Our ability to achieve and maintain operating profitability in future quarters will depend largely on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, expand our proprietary traffic sources, and expand our advertiser base. We may be unable to do so because of increased competition from other search services, because of the other risks identified in this report, or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to invest in product development and search technologies, and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve and maintain operating profitability in the future.

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

Our five largest network partners accounted for approximately 48% of our revenues in the first nine months of 2004. If any of our key distribution contracts expire or terminate, we would need to find alternative sources of click traffic or otherwise replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, the search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. Some of our competitors are able to offer higher revenue share payments to traffic sources than we offer. We face the risk that we might be unable to negotiate and sign agreements with such providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our financial results are highly concentrated in the listings business; if we were unable to grow listings revenues and find alternative sources of revenue, then our financial results would suffer

Listings accounted for 99% of our revenues in the first nine months of 2004 and will likely account for substantially all of our revenues in 2004. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, editorial and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers and partners may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations and financial condition will suffer.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the gain or loss of key distribution partners, or changes in the implementation of search results on partner web sites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	systems downtime on our web site or the web sites of our distribution partners, or

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting.

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

We have largely completed documenting our internal controls and are completing our internal control testing. We have discovered, and may in the future discover, gaps and deficiencies in our internal controls over financial reporting, including our controls over revenue accounting, accounts payable, billing and reporting, and financial analysis of business results. We have implemented controls to address some of these gaps and deficiencies and are in the process of remediating the remaining gaps and deficiencies that we have identified. We are subject to the risk that we may not identify all the gaps and deficiencies in our internal financial controls in a timely manner and, as a result, may report a material weakness in our future periodic reports. Further, our remediation efforts may not be sufficient to cure the gaps and deficiencies we have identified. Any failure to identify areas that require remediation, or any failure to implement required new or improved controls, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Any failure in the performance of our operating systems could harm our business and reputation, which could materially adversely affect our revenues

Any system failure that interrupts our search service, whether caused by computer viruses, software failure, power interruptions, unauthorized intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking paid clicks is dependent upon certain key personnel and software. If we lose such personnel or experience a failure of software, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation.

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center and editorial department, which are located at our San Francisco, California office. An interruption in our ability to serve search results, track paid clicks, and provide customer support would materially and adversely affect our financial results.

If we fail to detect click fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our listings. We have occasionally reduced invoices or refunded revenue to our customers due to click-through fraud, and we expect to do so in the future. Click-through fraud occurs when a person or robot software clicks on a listing for some reason other than to view the underlying content. If we are unable to stop this fraudulent activity, these refunds may increase. If we find new evidence of past fraudulent clicks we may have to issue refunds retroactively of amounts previously paid by our advertisers, yet we may still have to pay revenue share to our network partners. This would negatively affect our profitability, and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our listings because the fraudulent clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our listings, which could lead to loss of advertisers and revenue.

If we account for employee stock options using the fair value method, it could significantly reduce our net income

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning after June 15, 2005 and subsequent reporting periods. Currently, we do not recognize compensation expense for stock options, other than amortization of deferred compensation related to options assumed in purchase business combinations and options accounted for under the variable method. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have on-going accounting charges significantly greater than those we have recorded under our current method of accounting for stock options.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters, and we have been subject to two purported class action lawsuits in connection with our listings services. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, we are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our services infringe on the rights of others.

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

We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing, including AOL Time Warner, Ask Jeeves, FindWhat, Google (and its AdWords and Sprinks services), Microsoft’s MSN, and Yahoo (and its Overture service). In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories and greater brand recognition than we have.

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

We may experience downward pressure on our revenue per click, which could have a material and adverse effect on our financial results

We have experienced, and may in the future experience, downward pressure on advertising prices in the industry due to cost-cutting efforts by businesses and the increasing amount of advertising inventory becoming available on the Internet. We compete with other web search services, online publishers and high-traffic web sites, as well as traditional media such as television, radio and print, for a share of our customers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search marketing. Acceptance of search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If our average revenue per click falls in the future, our financial results may suffer.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the changes necessary in light of the reduction of the Microsoft distribution, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by CDI holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of November 1, 2004, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 14.1 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, our liquidity and results of operations will be materially and adversely impacted

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit listings, compile and distribute our search results, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

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

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable to maintain sufficient insurance to mitigate the risks, our operating results may be diminished

We purchase insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims or unexpected events. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of insurance increases, our operating results will be negatively affected.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled search development, technical, sales, and management personnel. The loss of the services of any of our key employees could adversely affect our business. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

We have acquired businesses and technologies in recent years, including the acquisition of certain assets from BioNet Systems, LLC in the second quarter of 2004 and from Furl.net in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We intend to license to end users certain software we acquired from BioNet Systems, LLC, but we may lack the managerial and technical resources necessary to implement a software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates.

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

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable. Our allowance for doubtful accounts receivable as of September 30, 2004 was $1.2 million, or 20% of our gross accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

New litigation or regulation of search engines may adversely affect the commercial use of our search service and our financial results

New laws and regulations applicable to the search engine industry may limit the delivery, appearance and content of our advertising. If such laws are enacted, or if existing laws are interpreted to limit our ability to place advertisements for certain kinds of advertisers, it could and have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the Justice Department issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. If any government agency were to require changes in the labeling, delivery or content of our listings, or if we are subject to civil penalties or injunctions regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress is considering new legislation to regulate Internet privacy, and the Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet users may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

Our search engine places information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific users with a particular advertisement and to limit the number of times a user is shown a particular advertisement. Although some Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K filed in March 2004, we believe that there have been no significant changes in our market risk exposures for the three or nine months ended September 30, 2004.

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

(b) Changes in internal controls. During the last fiscal quarter, we identified gaps and deficiencies in our internal controls over financial reporting, including our controls over revenue accounting, accounts payable, billing and reporting, and financial analysis of business results. We have implemented controls to address some of these gaps and deficiencies and are in the process of remediating the remaining gaps and deficiencies that we have identified.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. The plaintiff has filed a motion for preliminary injunction and served discovery requests. The Company has not yet responded to the complaint, the motion for preliminary injunction, or the discovery requests, as the court has not required any response from the Company, pending a case management conference scheduled for December 2004. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

We are not a party to any other material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2004, the Company issued 536,049 shares of common stock to Furl LLC in connection with the acquisition of Furl.net business and assets. There were no underwriters employed in connection with the foregoing transaction. The issuance of securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Furl acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificate issued in such transaction. Furl either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6. EXHIBITS

Please see the exhibit list following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Date: November 9, 2004	By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Bylaws

4.1(1)	Form of Specimen Stock Certificate

4.2(6)	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(4)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.45(5)	Employment offer letter between the Registrant and its chief executive officer dated as of September 24, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed in connection with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.
(3)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on, December 7, 2000.
(4)	Filed in connection with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(5)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004.
(6)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004.