Form 10-K
period 2004-12-31
LOOKSMART LTD
filed 2005-03-16
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 OR
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2004, was approximately $211,996,761. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2005, 113,750,931 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 2004.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, international businesses, competitive position, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain profitability in future quarters, our ability to expand our network of distribution partners, the success of our listings business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.    BUSINESS

Overview

LookSmart is a provider of products for advertisers who wish to pay to be included in relevant web search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and make changes to their listings through the use of password-protected online accounts.

We distribute our listings products on a network of portals, Internet service providers (ISPs), media companies and search engines. These companies have increasingly recognized the valuable nature of search services for their web sites. We develop custom search services for our distribution partners, in some cases providing full-web search and in other cases providing search results only for a commercial segment of searches. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

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

Products and Services

LookListings

Our LookListings products provide advertisers the opportunity to include listings for their company and product pages on relevant search results pages, which are distributed across our network of distribution partners. We delivered a total of 482 million paid clicks, or clicks to a customer’s web site for which we received payment, for our customers in 2004.

In 2004, we launched the LookListings application programming interface, or API. The API allows advertisers to tie their systems into our LookListings advertiser portal, the Advertiser Center, so that they can easily and automatically manage a large numbers of listings with us. We also increased the timeliness of our click tracking and advertiser reporting system, so that advertisers are now able to access their spend information as quickly as one hour after clicks occur. Finally, we rolled out a keyword pricing tool to enable our customers to have greater visibility into the keyword bidding process.

Our LookListings products include both keyword-targeted listings and paid inclusion listings. For maximum convenience, our customers may include both paid inclusion listings and keyword listings in a single, unified campaign. Keyword listings allow advertisers to select specific keywords, or search terms that are relevant to their specific web pages. Upon selecting relevant keywords, advertisers can choose a maximum price they are willing to pay for clicks, thereby influencing the position of their listings in the Sponsored Search section of the search results page. Placement of keyword-targeted listings within the Sponsored Search results depends on the click-through-rate and the maximum CPC, or cost-per-click, the advertiser is willing to pay for the listing’s campaign. For keyword listings, we ensure that an advertiser never pays more than needed by automatically discounting the CPC paid to the minimum value necessary to maintain the advertiser’s position in search results.

Paid inclusion listings provide relevant search traffic with the submission of only a URL, title, and description. These listings are displayed in the main body of search results for searches of relevant terms on LookSmart.com and some of our partners’ sites. Each click to a paid inclusion listing is billed at a simple, pre-set CPC. Paid inclusion listings are boosted into the Sponsored Search section of the search results page when space is available.

Large LookListings accounts are generally sold directly to advertisers by our sales force or indirectly by advertising agencies, search engine marketing services or other third parties. Our large customers generally purchase thousands of listings and pay fees on a monthly per-click basis. Smaller LookListings accounts are primarily sold through an automated online interface on our web site and involve the payment of monthly fees on a per-click basis. Smaller LookListings account holders may add search listings for multiple pages on their Web sites, including home page, category-level and product-level pages.

Affiliate programs

We generate revenues through our participation in online affiliate programs, which are programs operated by affiliate network services (such as LinkShare or Commission Junction) or online merchants in which we are paid a fee for a participating merchant’s acquisition of new customer orders. By participating in affiliate programs, we generate revenues when users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

FindArticles

Our FindArticles service allows consumers to search a large database of high-quality content from articles and publications. This service is accessible to consumers from www.findarticles.com and consumers often find FindArticles content through other search engines. We generate revenue from this service in the form of commissions for purchases of premium content, per-click fees on our own paid listings, and revenue sharing from clicks on paid listings provided by Google, Inc.

Net Nanny

In April 2004, we acquired Net Nanny, a software product for family-friendly web surfing, from BioNet Systems, LLC. This software enables consumers to set web access parameters for specific family members. In September 2004, we released Net Nanny 5.1, which includes family-safe filtered search, an Internet monitor, web site filtering, time limits, chat recording, newsgroup blocking and privacy controls. We currently sell Net Nanny software through our web site at www.netnanny.com and through our network of authorized distributors.

Furl.net

In July 2004, we acquired the Furl.net service, an online bookmarking service, from Furl, LLC. The Furl service, available at www.furl.net and through a downloadable toolbar, allows members to simply and securely save copies of any web page. Users can instantly find what they need by searching their online personalized categories and archives from any computer. In addition, Furl users can publicly share their bookmarked web pages and help other users find those web pages.

Evolution of LookListings: 2000-2003

In 2000, we launched our first paid listings products, Express Submit and Basic Submit, and our first per-click listings product, Subsite Listings. With Express Submit and Basic Submit, businesses paid a fee for review of their web site by LookSmart editors for potential inclusion in the LookSmart directories. We subsequently added additional products to supplement this product line, including “Site Promote”, in which customers were eligible to have listings boosted to the Sponsored Listings section, as well as “Add a Category” and “Update Description” services. Subsite Listings involved the payment by web site owners of a one-time review fee and periodic per-click and maintenance payments for the review and inclusion of multiple subsites in our search results.

In 2001, as a result of customer feedback and marketing information, we expanded Subsite Listings into several products, each directed at the needs of a particular segment of our customer base. For medium and large businesses, LookSmart editors prepared titles and descriptions for multiple pages within the customer’s web site and included the listings in search results. LookListings also included Sponsored Listings, in which businesses paid for placement in a separate section of search results entitled “Sponsored Listings” in response to specific keywords, and Index Listings, in which businesses prepared their own site descriptions for inclusion in a distribution partner’s search index.

In 2002, we launched LookListings Small Business listings, a paid inclusion product available through an online interface for a small set-up fee and monthly per-click fees. Customers then had their listings included in general search results. Small business listings were also occasionally boosted to the Sponsored Listings section of search results in some parts of our distribution network, when their listing was relevant and space was available. We also offered “Add a Category”, in which customers pay a fee to include their listings in an additional relevant category within the LookSmart directories, and “Update Description”, in which customers paid a fee to update their listings to reflect changes to their business or web site.

In 2003, we introduced several improvements to LookListings. In July 2003, we introduced the LookSmart Reporting Center, an easy-to-use online resource that enables businesses to monitor the performance of their

LookSmart listings, making campaign analysis, management and optimization simpler and more effective. In October 2003, we introduced our first bid-for-placement listings service, which enables advertisers to precisely target their campaigns by bidding for the search terms that are core to their business.

Licensing

Our licensing agreement with Microsoft expired in the first quarter of 2004. Prior to that time, we received revenue from licensing and customizing our directories based on Microsoft’s specifications and needs. We received no other licensing revenues related to our directories in 2004.

Technology

Our principal assets include our software and systems for crawling the web, storing and indexing web page information, updating the index, handling search queries, serving search results, and for tracking, analyzing and reporting on customer campaigns. We rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookListings®, LookSmart®, Net Nanny®, WiseNut® and Zeal®. We also have patents pending on various aspects of our WiseNut search technology.

Advertiser Center

We have developed a proprietary system, the Advertiser Center, to track, analyze, report and optimize customer campaigns. The Advertiser Center collects click data for each listing that we manage for our customers, filters out fraudulent clicks through our TrueLead fraud detection system, and provides accurate customer billing. In addition, we provide each of our LookListings customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports.

Search Technology

Our commercial search technology includes software for providing high-volume search results, building and updating indexes, and incorporating maximum CPC and click-through-rate in the placement of listings in search results, updated throughout the day.

Our WiseNut search technology includes software for crawling the web and updating our index of approximately one billion web pages and a proprietary algorithm that searches the index and compiles relevant search results. Since our acquisition of WiseNut in 2002, we have increased the number of documents in the index, increased the frequency of updates to the index, increased the flexibility and scalability of the technical architecture, and improved the relevance of search results produced by the algorithm. In 2004, we made core engineering improvements to greatly expand the capacity of the system and reduce the cost of delivering search results to less than one-tenth of what it had been previously.

We also developed new search technology using our Furl.net personal bookmarking service following our acquisition of the Furl.net business in July 2004. If a Furl user archives a web page, our servers automatically crawl that web page and include it in our updated web search index. Our unique ranking algorithm also makes use of proprietary WiseNut and Furl data to improve the relevance of these web search results.

Crawling Technology

Our Grub crawling technology includes a distributed computing platform for crawling and indexing the web by harnessing the unused processing capacity of multiple volunteers’ personal computers. The Grub client software is downloadable from our web site and easily installed on a volunteer’s personal computer. The client software then reviews a pre-set series of web sites and relays key data back to LookSmart’s servers for compilation into LookSmart’s search index. We have successfully used the software to identify dead links in the

WiseNut index, thereby allowing us to remove them from the index. We believe that by automating this removal process, we may be able to achieve substantial gains in the freshness of the index and cost savings over the long term.

Distribution Network

We actively pursue relationships with portals, ISPs, media companies, search services and other web sites in order to maintain and increase the distribution of our listings. These relationships are key drivers of our growth because more distribution generally results in more clicks and listings revenues. We develop custom search services for our distribution partners, in some cases providing full-web search and in other cases providing search results only for a commercial segment of searches. In 2004, we delivered 482 million paid clicks for our advertising customers from our distribution network.

One of the biggest challenges for our business development team has been to rebuild the distribution network after the end of our contractual relationship with Microsoft’s MSN in the first quarter of 2004. Prior to the expiration of the agreement, MSN accounted for approximately two-thirds of our listings revenues and was our largest source of click traffic. Since that time, we have added dozens of smaller distribution partners to our network in an effort to rebuild and diversify our sources of distribution. As a result, in 2004 only three distribution partners were responsible for more than 10% of our listings revenues: ePilot, Mamma.com and Search123. One of our greatest challenges for 2005 is to continue to diversify our distribution network and develop new sources of click traffic.

Competition

The search engine industry is competitive and rapidly changing. The types of advertising services offered by search engines include paid placement listings, paid inclusion listings, locally-relevant listings, contextual listings and wireless listings. In addition, we compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. Our competitors include Amazon’s A9, AOL Time Warner, Ask Jeeves, FindWhat, Google, Microsoft’s MSN and Yahoo!, all of whom have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and/or greater brand recognition than we have.

We compete on two main fronts: the advertising market and the distribution market. We compete for advertisers against other search engines, Internet companies, and other media and publishers on the basis of several factors, including:

•	the price we charge for our listings, which is primarily on a per-click basis, and the advertisers’ perception of the return on investment of our search listings compared to other advertising products,

•	the rate at which paid clicks convert into sales for advertisers,

•	the volume of clicks we can deliver to advertisers, and

•	the convenience of our services to our advertisers, including the ease of monitoring campaigns, the usability of the Advertiser Center, the ease of making changes to campaigns, and the types of performance data we provide our advertisers.

We compete for distribution partners against other search engines on the basis of several factors, including:

•	the revenue we are able to share with distribution partners, which depends on the rate at which queries are matched by paid listings and on the advertising yield generated from such listings,

•	the speed and ease of providing results to partners, and

•	the ability to private-label or co-brand search results pages for partners.

International Operations

In 2004, we largely completed the closure of our international businesses. From 2000 through 2002, our international operations in Europe and Asia were conducted by our joint venture with British Telecommunications, BTLookSmart. We also operated a subsidiary in Australia from 1996 until early 2004. All of these businesses generated the majority of their revenues from listings products, often with slight variations on the versions sold in the United States. In December 2002, we and BT decided to dissolve the joint venture. In the first quarter of 2003, we assumed ownership of the joint venture’s business operations in the United Kingdom and Japan. Following the termination of the MSN contract in the first quarter of 2004, we concluded that our international businesses were no longer strategically or financially viable. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004.

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

Employees

As of December 31, 2004, we had 144 employees, including 140 in our San Francisco headquarters and four elsewhere. We have never had a work stoppage, and none of our employees is currently represented by a labor union. We consider our relations with our employees to be good.

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

We may be unable to achieve operating profitability in the foreseeable future, and if we achieve operating profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $9.6 million in 2004 and as of December 31, 2004, our accumulated deficit was $186 million. We may be unable to achieve operating profitability in the foreseeable future and, if we regain operating profitability, we may be unable to maintain it. Our ability to achieve and maintain operating profitability will depend on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, expand our proprietary traffic sources, and expand our advertiser base. We may be unable to do so because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to invest in product development, marketing and search technologies, and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve and maintain operating profitability in the future.

We rely primarily on our network of distribution partners to generate paid clicks; if we were unable to maintain or expand this network, our ability to generate revenues would be seriously harmed

In 2004, substantially all of our revenues came from search traffic on our distribution network. We have in the past, and may in the future, be unable to maintain key partners in our distribution network. For example, in early 2004 we lost Microsoft’s MSN, Inktomi and About.com’s Sprinks as partners, which was the primary cause of the decrease in paid clicks from 2003 to 2004. Our distribution network is still concentrated, with our five largest network partners accounting for approximately 51% of our revenues in 2004. If we lose any significant portion of our distribution network, we would need to find alternative sources of click traffic to replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, the search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

Our financial results are highly concentrated in the listings business; if we were unable to grow listings revenues and find alternative sources of revenue, our financial results would suffer

Listings accounted for 100% of our revenues in 2004 and will likely account for substantially all of our revenues in 2005. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Some of our products will require both modification of existing software and systems and the creation or acquisition of new software and systems. We may lack the managerial, capital and technical resources necessary to expand our product offerings in a timely manner. Even if we expand our product offerings, customers and partners may not adopt our products at projected rates. For these and other reasons, these initiatives may not generate sufficient revenues to reach our profitability goals. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations, financial condition and/or liquidity will suffer.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and match rate, or rate at which paid listings are matched against search queries, due to various factors. In the fourth quarter of 2004, for example, our average revenue per click and match rate decreased due to the loss of a few large advertisers and a reduction in average spend per advertiser. We may experience decreases in revenue per click or match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or match rate fall for any reason, or if we are unable to grow our revenue per click and match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our advertiser base; if our advertiser base and average advertiser spend continues to fall, our financial results would suffer

In 2004, our distribution network shifted from being predominantly dependent on MSN to being a more diversified network of smaller distribution sources. As a result of the change in distribution, a number of larger advertisers in our advertiser base either stopped purchasing LookListings or reduced their average spend. In the fourth quarter of 2004, this resulted in a decrease in our average revenue per click and match rate. Our future growth depends on our ability to build an advertiser base that corresponds with the characteristics of our distribution network. If our sales and marketing efforts are insufficient, or if we are unable to build an advertiser base at projected rates, we may be unable to meet our financial guidance, and our stock price would likely suffer.

Any failure in the performance of our key operating systems could materially and adversely affect our revenues

Any system failure that interrupts our search service, whether caused by computer viruses, software failure, power interruptions, unauthorized intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking and invoicing clicks is dependent upon a proprietary software platform. If we lose key personnel or experience a failure of software, this system may fail. In such event, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation.

If we fail to detect and remove fraudulent clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Click fraud is an increasing problem for the Internet advertising industry, and we are exposed to the risk of fraudulent clicks on our paid listings. Click fraud occurs when a person or robotic software clicks on a paid listing for some reason other than to view the underlying content. We have from time to time credited invoices or refunded revenue to our customers due to click fraud, and we expect to continue to do so in the future. The perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our search network. If our fraud detection systems are insufficient, or if we find new evidence of past fraudulent clicks, we may have to issue credits or refunds retroactively to our advertisers, yet we may still have to pay revenue share to our network partners. This would negatively affect our profitability and hurt our brand. If fraudulent clicks are not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our listings because the fraudulent clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our listings, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the gain or loss of key distribution partners, or changes in the implementation of search results on partner web sites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the effect of accounting for our headquarters office lease in San Francisco, which reflects our management’s assumptions about the subleasing market,

•	systems downtime on our Advertiser Center, our web site or the web sites of our distribution partners, or

•	the effect of variable accounting for stock options, which requires that we book an operating expense in connection with some of our outstanding stock options at the end of each quarter, depending on the closing price of our common stock on the last trading day of the quarter and the number of stock options subject to variable accounting.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on past financial results as an indicator of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled software development, technical, sales, and management personnel. The loss of the services of any of our key employees could adversely affect our business. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income

The Company is required to adopt SFAS 123R (accounting for stock options using the fair value method of accounting) in the third quarter of 2005, which will likely increase our compensation expenses related to stock options. The adoption of SFAS 123R will likely have a significant adverse impact on our financial statements and net income per share.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Allegations are made against us from time to time concerning these types of matters, and we are currently subject to two purported class action lawsuits in connection with our listings services. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, we are obligated under some agreements to indemnify our partners in the event that they are subject to claims that our services infringe on the rights of others.

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

We face growing competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid search industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing, including AOL Time Warner, Ask Jeeves, FindWhat, Google (and its AdWords and Sprinks services), Microsoft’s MSN, and Yahoo! (and its Overture service). In the paid inclusion field, we compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories and greater brand recognition than we have.

If we do not introduce new products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to develop new products and services and adapt to new business environments and competition in order to reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert Web traffic away from our search network. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods, and might cause our profitability to decline significantly. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new products and services may not be broadly adopted by customers, in which case we would eventually need to obtain additional financing or cease operations.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the operational changes required by the reduction of the Microsoft distribution channel resulting from the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by Chess Depository Interest (CDI) holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of March 2, 2005, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 12.0 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have an agreement with AboveNet Communications, Inc. to provide network connectivity services. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have developed a 30-day disaster recovery plan to respond in the event of a catastrophic loss of our critical, revenue-generating systems. We have an agreement with Raging Wire, Inc. in Sacramento, California to provide co-location and networking services for our critical systems in such an event. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure.

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

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions will likely also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets or record impairment of goodwill in connection with future acquisitions, which would adversely affect our operating results.

We have acquired businesses and technologies in recent years, including the acquisition of certain assets from BioNet Systems, LLC in the second quarter of 2004 and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We intend to license to end users certain software we acquired from BioNet Systems, LLC, but we may lack the managerial and technical resources necessary to implement a software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates.

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

We may be unable to collect invoiced amounts from some of our customers, which could materially and adversely impact our business

We derive a portion of our revenues from the sale of listings to companies that represent credit risks. Some of our customers have gone out of business, have limited operating histories or are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable. Our allowance for doubtful accounts receivable as of December 31, 2004 was $1.5 million, or 27% of our gross accounts receivable. We may continue to have these difficulties in the future, and if a significant part of our customer base experiences financial difficulties or is unable or unwilling to pay our search marketing fees for any reason, our business will suffer.

New litigation or regulation of search engines may adversely affect the commercial use of our search service and our financial results

New laws and regulations applicable to the search engine industry may limit the delivery, appearance and content of our advertising. If such laws are enacted, or if existing laws are interpreted to limit our ability to place advertisements for certain kinds of advertisers, it could and have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet, which could affect our sales of advertisements for such products. If any new law or government agency were to require changes in the labeling, delivery or content of our listings, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart and closure of our international offices

We are still in the process of dissolving our joint venture, BT LookSmart, and our other international offices. Withdrawal from foreign markets and closure or dissolution of foreign offices may be more costly than we anticipated, possibly involving employment-related litigation or tax audits. If we incur costs in excess of the amounts we forecasted in connection with these activities, our financial results would be materially and adversely affected.

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

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew for two additional five-year periods after the initial term expires. We currently have two subtenants at our primary headquarters facility in San Francisco. We subleased approximately 18,000 square feet of space through February 2006 at a rate less than our obligation under the original lease. We also subleased approximately 6,500 square feet of space through December 2005 at a rate less than our obligation under the original lease.

In 2004, we also leased office space in London, Los Angeles, Melbourne, Montreal, New York, Sydney and Tokyo. All of these office leases have expired and these branches were closed in 2004, except for our Los Angeles office lease, which runs until December 2005.

ITEM 3.    LEGAL PROCEEDINGS

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests. The Company filed a demurrer to the complaint, which was overruled in January 2005. The Company filed an answer to the complaint in February 2005. The Company also filed a motion to strike certain allegations regarding claims for restitution, which is scheduled for hearing in April 2005. The court has ordered the parties to meet and confer regarding appropriate discovery for plaintiffs’ motion for preliminary injunction. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and three other parties filed a lawsuit on behalf of a proposed nationwide class of advertisers in Circuit Court in Miller County, Arkansas. The complaint names eleven search engines or web publishers as defendants (including the Company) and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The Company was served with the complaint in March 2005. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. On March 1, 2005, the closing price of our common stock was $1.02 per share. Chess Depository Interests, or CDIs, which are freely exchangeable with shares of common stock at a ratio of 1:1, are quoted on the Australian Stock Exchange under the symbol “LOK.” The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

	HIGH	LOW
2004:
First quarter	$2.23	$1.52
Second quarter	$2.57	$1.86
Third quarter	$2.11	$1.36
Fourth quarter	$2.24	$1.48
2003:
First quarter	$3.52	$1.83
Second quarter	$3.82	$2.00
Third quarter	$4.80	$2.61
Fourth quarter	$3.24	$1.17

LookSmart had approximately 430 holders of record of common stock as of March 1, 2005. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2005 annual meeting of stockholders, and is hereby incorporated by reference into this annual report.

Recent Sales of Unregistered Securities

In 2004, we sold and issued the following unregistered securities:

(1) On April 22, 2004, in connection with the acquisition of the Net Nanny business assets of BioNet, LLC, we issued or reserved for issuance to BioNet LLC an aggregate of 1,972,387 shares of common stock.

(2) On July 29, 2004, in connection with the acquisition of substantially all of the assets of Furl, LLC, we issued or reserved for issuance to Furl, LLC an aggregate of 536,049 shares of common stock.

There were no underwriters employed in connection with any of the foregoing transactions. The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D, thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$76,996	$134,832	$93,174	$81,242	$109,651
Gross profit	32,216	64,611	53,126	61,699	92,489
Income (loss) from continuing operations *	(11,043)	7,307	30,079	(54,918)	(56,462)
Net income (loss)	(9,638)	5,786	27,932	(59,567)	(62,590)
Net income (loss) per share—basic:
Income (loss) from continuing operations	$(0.10)	$0.07	$0.31	$(0.60)	$(0.63)
Net income (loss)	(0.09)	0.06	0.29	(0.65)	(0.70)
Net income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.10)	$0.07	$0.29	$(0.60)	$(0.63)
Net income (loss)	$(0.09)	$0.05	$0.27	$(0.65)	$(0.70)

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$48,881	$59,270	$40,282	$34,679	$87,630
Total assets	101,088	126,092	100,554	86,102	182,396
Long-term debt and capital lease obligations, net of current portion	236	283	1,904	35,777	51,214
Total stockholders’ equity	$86,100	$86,297	$67,902	$23,644	$79,222

*	In 2004, income from continuing operations included a restructuring charge of $4.2 million. In 2003, income from continuing operations included a restructuring charge of $4.0 million and the Company’s share of joint venture losses of $0.6 million. Net income in 2003 included an extraordinary gain from the purchase of joint venture entities of $0.2 million. In 2002, income from continuing operations included a gain from the extinguishment of debt of $32.6 million and the Company’s share of joint venture losses of $3.7 million. In 2001, income from continuing operations includes a restructuring charge of $15.8 million, amortization of goodwill of $4.6 million and the Company’s share of joint venture losses of $9.6 million. In 2000, income from continuing operations included amortization of goodwill of $6.4 million. For further information on our restructuring charges, refer to Note 13 in our Notes to Consolidated Financial Statements.

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its Australian, United Kingdom and Japanese subsidiaries. Accordingly, the selected consolidated financial data set forth above has been recast to remove the results of those international operations from continuing operations for all periods presented. Results of the international operations are included in the consolidated financial statements, as presented in Item 8, herein, in the separate line item “Gain (Loss) from discontinued operations, net of tax,” for all periods presented. For further information, see Note 18 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, stock compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business, and all other risks described below, in the section entitled “Risk Factors” in Item 1 of this report, and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Revenue Recognition.    Revenues associated with listings products, including LookListings and affiliate commissions, are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. Upfront fees are recognized ratably over the longer of the term of the contract or the expected relationship with the customer, which is currently estimated to be twelve months.

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

Allowance for Doubtful Accounts.    Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. The Company will record a reduction of its general allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than the Company has anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

Valuation of Goodwill and Intangible Assets.    We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. Goodwill is not amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reassesses the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event which significantly changes the Company’s business. Cash flow forecasts used in evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

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

RESULTS OF OPERATIONS

Overview of 2004

Revenues for 2004 were $77 million, with net loss of $9.6 million. The following developments during 2004 were key for our business:

Advertisers—Following the end of our MSN distribution agreement in the first quarter of 2004 and the addition of new, smaller distribution sources throughout the year, our advertiser base underwent several adjustments, including a decrease in overall number of advertisers, the loss of a few large advertisers, and a reduction in average spend per advertiser. These adjustments resulted in a decrease in average revenue per click from $0.16 in the first quarter to $0.14 in the fourth quarter. Starting in the fourth quarter of 2004, we placed new emphasis on managing advertisers within our network and began tracking category-level information within our search inventory. We are now focused on maximizing sales opportunities within certain specific segments of search.

Match Rate—With the adjustments to our advertiser base discussed above, our match rate also decreased in 2004. The match rate, or the rate at which paid listings are matched against search queries, is a key driver for our business because a higher match rate means a greater number of paid listings are competing for position in the sponsored links section of search results pages. Starting in the fourth quarter of 2004, we began rebuilding our sales force and devoting more resources to client management and advertising optimization in order to increase our overall match rate.

Partners—During 2004, LookSmart added 42 new partners to our distribution network, which generated 33% of our revenue in the fourth quarter. Our primary distribution partner in 2003, Microsoft’s MSN, ceased to be a distribution partner in the first quarter of 2004.

New Products—In 2004, we purchased two consumer product businesses, Net Nanny and Furl, reinforcing our focus on LookSmart-owned properties and proprietary traffic.

Technology—We continued to focus on what our customers need, making improvements to our advertiser center which provide hourly updates to advertiser’s regarding their spend information, we added a new keyword pricing tool that provides CPC and traffic estimates for a list of keywords chosen by the advertiser, and we redesigned several key pages to streamline processes for advertisers.

Cost reductions—We successfully reduced our operating costs to $8.1 million in the fourth quarter of 2004 from $15.2 million in the same quarter of 2003. These reductions were primarily due to the reduction in our headcount from 408 at the end of 2003 to 144 at the end of 2004, and the sale of our international entities.

Looking Forward

In fiscal year 2005, we expect revenue in the first quarter to be between $12 to $14 million and then to increase each quarter throughout the year. We hope to achieve this growth through better category targeting and by offering increased clarity to our advertisers. In addition, we expect to attain a more balanced distribution of advertiser listings across the network, which, if achieved, we believe will drive up the match rate and ultimately will result in increased prices over time for valuable keyword inventory.

In our consumer products group, we are planning to increase the article content on FindArticles and will fully integrate Furl into that product, which we expect to increase the value of the products and result in increased proprietary traffic and listings revenue. Net Nanny remains a strong brand which we will leverage in our efforts to bring proprietary traffic to our advertisers and increase listings revenue.

We will continue to focus on keeping our operating costs down and anticipate increasing headcount in ways that meet our strategic objectives. We expect operating costs of $8.75 to $9.25 million in the first quarter of 2005.

Revenues

(000’s)	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Listings	$76,808	(36)%	$119,528	52%	$78,475
Percentage of total revenues	100%		89%		84%
Licensing	188	(99)%	15,304	4%	14,699
Percentage of total revenues	0%		11%		16%

Total revenues	$76,996	(43)%	$134,832	45%	$93,174

For purposes of historical comparison, advertising and ecommerce are included in the listings segment on our statement of operations in 2002.

Listings.    Listings revenues in 2004 decreased compared to 2003 due primarily to the winding down of our relationship with Microsoft, which began in January of 2004. This decrease was partially offset by a 64% increase in our core, non-Microsoft, revenue, primarily due to the addition of new distribution partners in 2004. Listings revenues in 2003 increased compared to 2002 primarily due to a 45% increase in United States revenue attributable to a 154% increase in paid listings as of December 31, 2003 compared to December 31, 2002, and the addition of 11,000 new customers in the United States since December 31, 2002.

Listings revenue per click decreased from $0.16 per click in the fourth quarter of 2003 to $0.14 in the fourth quarter of 2004. This decline was primarily the result of a reduction in our match rate due to the decline in the number of advertisers in certain segments of search. Listings revenue per click decreased from $0.17 per click in 2002 to $0.16 per click in the first quarter of 2003 and remained at $0.16 throughout 2003. That decline was primarily due to declining rates for our domestic listings.

We began recording revenue from the sale of consumer products in the second quarter of 2004. This revenue is included in listings revenue and was less than 5% of total revenue in 2004.

Licensing.    In 2003 and 2002, we exclusively licensed our database content to Microsoft and customized it for their use. We derived all of our licensing revenue from our agreement with Microsoft, which expired on January 15, 2004. We do not expect additional licensing revenue in 2005.

Cost of Revenue

(000’s)	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Traffic acquisition costs	39,234	(39)%	64,225	92%	33,444
Percentage of listings revenue	51%		54%		43%
Other costs	5,546	(8)%	5,996	(9)%	6,604
Cost of revenue	$44,780	(36)%	$70,221	75%	$40,048

Percentage of total revenues	58%		52%		43%

Traffic acquisition costs, the costs paid to our distribution partners, decreased in 2004 compared to 2003 primarily due to the loss of major partners, including Microsoft, Inktomi and Sprinks. The decrease in traffic acquisition costs as a percent of listings revenue in 2004 compared to 2003 reflects our continued efforts to improve our traffic quality and optimize traffic flow from our partners. These efforts resulted in the removal of international and low-converting traffic from our distribution network in late 2004.

Traffic acquisition costs in 2003 increased compared to 2002 primarily to the growth in revenue, which triggered higher contractual revenue sharing costs due to the tiered structure of certain revenue sharing agreements, most notably with Microsoft.

We expect traffic acquisition costs as a percent of listings revenue to increase to 56%-59% in the first quarter of 2005 due to the termination of certain distribution agreements with low revenue sharing provisions and our continued efforts to optimize our distribution network and focus on higher converting traffic.

Other costs of revenue consist of connectivity costs, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in 2004 compared to 2003 due to restructuring efforts in late 2003 and early 2004 and remained consistent from 2002 to 2003.

Operating Expenses

We are in the process of evaluating the option expensing requirements of SFAS 123R and expect the adoption to significantly increase operating expenses in 2005.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for the Company’s sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation and the provision for and reductions of the allowance for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities.

Sales and marketing expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Amortization of deferred stock compensation	—	39	833
Stock compensation related to variable options	(2)	240	170
Other sales and marketing expenses	7,543	14,170	14,641

Total sales and marketing expenses	$7,541	$14,449	$15,644
Percentage of total revenues	10%	11%	17%

Amortization of deferred stock compensation related to stock granted to employees at less than market value. Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

The decline in other sales and marketing expenses from 2003 to 2004 was primarily attributable to a reduction of salaries, wages and benefits of $7.1 million, resulting from the Company’s restructuring activities. In addition, marketing and travel expenses declined $0.6 million in 2004 compared to 2003. This reduction was due to the Company’s headcount reduction and overall cost reductions efforts. This decrease was offset by an increase in bad debt expense of $0.5 million from 2003 to 2004. Bad debt expense was $0.6 million in 2002. Other sales and marketing expenses decreased slightly in 2003 compared to 2002 due to cost containment efforts implemented in 2003.

Product Development.    Product development costs include all costs related to the development and engineering of new products and continued development of our search databases and additional features for our customer account management platform. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Product development expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Amortization of deferred stock compensation	78	145	901
Stock compensation related to variable options	5	523	232
Capitalized software development costs	(206)	(2,244)	(3,059)
Other product development expenses	23,275	27,832	24,415

Total product development expenses	$23,152	$26,256	$22,489
Percentage of total revenues	30%	19%	24%

Amortization of deferred stock compensation relates to stock granted to employees at less than market value. Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized in

2004 compared to 2003 was primarily related to a reduction in the number of engineers assigned to capitalizable projects. Additionally, in the second quarter of 2004, we wrote off $0.8 million in software previously capitalized for projects that were cancelled as they related to projects that were not aligned with our operating plan. Capitalized software development costs declined in 2003 compared to 2002 due to a reduction in the number of engineers assigned to capitalizable projects.

The decrease in other product development expenses in 2004 compared to 2003 was due primarily to a reduction in salaries and benefits of $4.9 million due to the restructuring activities starting in the fourth quarter of 2003, offset by $0.7 million in retention bonuses paid to key employees in 2004. The increase in other product development expenses in 2003 compared to 2002 included $2.9 million of additional salary and benefit expense from increased headcount and temporary staff expenses incurred.

General and Administrative.    General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, tax and accounting, consulting and professional service fees.

General and administrative expenses were as follows (dollar figures are in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Amortization of deferred stock compensation	—	7	103
Stock compensation related to variable options	1	56	142
Other general and administrative expenses	9,094	10,436	9,400

Total general and administrative expenses	$9,095	$10,499	$9,645
Percentage of total revenues	12%	8%	10%

Stock compensation includes amortization of deferred stock compensation related to stock granted to employees at less than market value and stock compensation includes related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

The decrease in other general and administrative expenses in 2004 compared to 2003 was due to a decrease in salaries and benefits of $0.9 million due to the restructuring activities starting in the fourth quarter of 2003 and a decrease in professional services of $0.8 million, primarily related to legal settlement expenses in the first half of 2003, partially offset by executive recruiting costs, which increased by $0.3 million in 2004 compared to 2003, and by non-restructuring separation payments of $0.5 million and a loss on sale of fixed assets of $0.3 million, both of which occurred in the first quarter of 2004.

Other general and administrative expense increased in 2003 compared to 2002 due to an increase of $0.6 million of additional audit and consulting fees, $0.6 million in legal fees related to the settlement of litigation related to our small business product and $0.3 million in payroll tax expense related to acquisitions in 2000.

Restructuring Charges.

Employee Severance Costs.    In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 77 positions, 37 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company sales force of 25 positions, a reduction in the Company’s general and administrative departments of 12 positions and an additional reduction in the Company’s product development department of 3 positions. These reductions were designed to significantly reduce costs in 2004. In 2003, severance charges associated with the reduction in force were $0.8 million.

In the first quarter of 2004, the Company announced that it eliminated an additional 29 positions in the United States. Of the 29 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company’s sales force of 8 positions, a reduction in the Company’s general and administrative departments of 1 position and a reduction in the Company’s product development department of 7 positions. The first quarter 2004 restructuring severance charge was $0.5 million associated with the reduction in force.

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

These costs are classified as restructuring charges on the Statement of Operations, and are included in Operating Expenses. All severance costs were paid by the December 31, 2004. The Company does not currently expect to incur significant further restructuring charges related to additional reductions in force in 2005.

Lease restructuring costs.    In connection with the restructuring activities noted above, we closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003, and costs related to closing of further redundant leased facilities of $3.2 million in the first quarter of 2004.

The Company does not currently expect to incur significant further restructuring charges related to closing redundant leased facilities in 2005. However, if it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

Non-Operating Income (Expense)

Other Income (Expense), Net.    Other income (expense), net includes foreign exchange gains and losses and realized gains or losses on investments. Other income (expense), net was $0.1 million in 2004 compared to $1.7 million in 2003. This increase was due primarily to foreign currency transaction gains related to transfers of cash from our discontinued foreign entities. Other income (expense), net was $0.1 million in 2002.

Interest Income.    Interest income includes income from our cash, cash equivalents and investments. Interest income was $0.8 million in 2004, a slight increase from $0.6 million in 2003. Interest income decreased from $0.9 million in 2002 to $0.6 million in 2003. The decrease was primarily the result of lower overall interest rates earned by our investment portfolio.

Interest Expense.    Interest expense primarily includes interest expense on our debt and capital lease obligations. Interest expense in 2004 was $30,000, principally the result of interest imputed on employee loans. Interest expense decreased from $4.9 million in 2002 to $0.1 million in 2003. This decrease was primarily the result of the settlement of the Company’s loan with Transceptgate, a subsidiary of British Telecommunications (“BT”), of $35 million in December 2002.

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

The Company recorded $0.6 million of equity losses in 2003 compared to $3.7 million in 2002. The decrease in the equity losses compared to the prior year was a result of the joint venture windup operations. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at December 31, 2004 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture. We expect distribution of all remaining assets to occur in 2005.

Income Tax Expense

Income tax expense was $0.1 million in 2004 compared to $0.4 million in 2003 and $0.0 million in 2002. The reduction in our income tax expense was due to the net loss incurred in 2004 compared to net income in 2003. The charge in 2004 related to revisions of our estimated 2004 federal and state taxes, including the California Alternative Minimum Tax. Income tax expense in 2003 was due to federal alternative minimum tax. The Company did not incur significant tax expense on 2002 United States net income due to net operating loss carryforwards and tax credits. Income tax expense in 2002 was related to federal AMT.

The effective tax rate in the 2005 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain (Loss) from Discontinued Operations

Futurecorp

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders and discontinued operations of Futurecorp. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million in 2002, which includes a $1.0 million loss on disposal. Revenue included in the loss on disposal was $0.6 million in 2002. Pretax net income reported in discontinued operations was $63,000 in 2002. Loss from discontinued operations was $1.0 million in 2002.

International subsidiaries

In January 2004, the Company agreed to sell certain of the assets of its Australian subsidiary, and related intellectual property rights, to a subsidiary of Telstra Corporation Limited for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain of the assets of its Japanese subsidiary, and related intellectual property rights to Value Commerce for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain assets of its United Kingdom, and the related intellectual property rights to Crystal for the sum of approximately $0.1 million. The gain on disposal of the operations of $1.0 million is shown net of $0.4 million for transitional expenses.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

(000’s)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue	$6,036	$21,397	$2,854

Pretax net income (loss) (excluding gain on disposal)	407	(1,501)	(1,263)
Tax impact	(25)	(222)	88
Gain on disposal	1,023	—	—

Net gain (loss) from discontinued operations	$1,405	$(1,723)	$(1,175)

International revenue decreased 72% from 2003 due to the sale or closure of the international businesses in 2004 and the expiration of our agreement with Microsoft. Revenue increased in 2003 compared to 2002 primarily due to the addition of the United Kingdom and Japanese subsidiaries acquired from our joint venture partner in early 2003.

Pretax income from discontinued operations in 2004 includes approximately $0.4 million related to the reduction of the allowance for doubtful accounts in the second quarter of 2004, as substantially all accounts have been collected in certain locations, and approximately $1.7 million related to the disposition and write-down of certain international assets and the reduction of estimated liabilities in 2004, offset by expenses related to the operations of the entities during the periods and the reversal of cumulative translation adjustments of $0.4 million related to both United Kingdom and Japan, which have been substantially liquidated as of December 31, 2004. As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of $0.5 million in 2005.

Significant reductions in operating expenses in 2004 were primarily the result of the Company’s restructuring activities, which resulted in the pretax net loss decrease from 2003. Operating expenses in selling and general and administrative areas significantly offset the increase in gross margin due to the increased revenue in 2003 compared to 2002. Tax expense increased in 2003 due to statutory rates applied to revenue and net taxable income in local jurisdictions.

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

Liquidity and Capital Resources

(000’s)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows provided by (used in) operating activities	(6,771)	19,268	12,933
Cash flows from investing activities	(16,239)	(9,635)	6,917
Cash flows from financing activities	4,561	5,808	(2,177)

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments related to cost of revenue. We ended 2004 with $63.9 million in cash, cash equivalents, short-term investments and long-term investments, a decrease from $69.9 million at the end of 2003.

Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of December 31, 2004 and has deemed it to be adequate.

The termination of the Company’s distribution and licensing agreement with Microsoft significantly reduced the Company’s revenue and cash from operating activities in 2004. In order to minimize the impact of the termination on the Company’s liquidity, the Company terminated employees in its domestic and international offices.

The decrease in cash provided by (used in) operating activities in 2004 compared to 2003 was primarily due to the net loss and a decrease in accrued liabilities of $17.7 million, offset by a decrease in accounts receivable of $18.4 million. Accrued liabilities decreased primarily due to lower accruals for partner payments related to cost of revenue. The decrease corresponds with the decrease in revenue. Accounts receivable decreased in 2004 due to lower revenue compared to 2003 and improvement in collections.

Cash provided by operating activities in 2003 was primarily due to net income, net non-cash related expenses of $9.1 million, an increase in accounts receivable and an increase in accrued liabilities. Accounts receivable increased in 2003 due to significantly higher revenue in the fourth quarter compared to the fourth quarter of 2002. Accrued liabilities increased primarily due to increased accruals for partner payments related to cost of revenue.

During 2002, cash provided by operating activities was primarily due to net income, an increase in accounts receivable of $6.8 million due to higher revenue and an increase in accrued liabilities of $4.8 million primarily due to increased accruals for partner payments for cost of revenue.

Net cash provided by (used in) investing activities in 2004, 2003 and 2002 included purchases of equipment and capitalization of costs related to internally developed software of $2.8 million, $6.0 million and $6.3 million, respectively. In 2004, we paid $2.1 million for acquisitions and received cash from the sale of our international subsidiaries of $1.5 million. Cash used in investing activities in 2004 included the net purchases of long term investments of $11.3 million and the net purchase of short term investments of $1.6 million. Cash used in investing activities in 2003 included net purchases of short-term investments of $2.5 million. Cash provided by investing activities in 2002 included the sale of short-term investments of $14.2 million offset by purchases of short term investments of $3.5 million. In 2002 restricted cash was a net source of funds of $3.7 million.

In 2004, 2003 and 2002, net cash provided (used in) by financing activities included proceeds from the exercise of employee stock options and the purchase of shares from our Employee Stock Purchase Plan of $4.7 million, $7.0 million and $3.1 million. Cash used by financing activities in 2002 included the repayment of $5.0 million of the credit facility with Transceptgate, due to the settlement negotiated in December of 2002.

We believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for at least the next 12 months. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Off-Balance Sheet Arrangements

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004:

	December 31, 2004
	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$23,045	$4,582	$9,300	$9,163	—
Note obligation (principal and interest)	353	72	144	137	—
Purchase obligations	301	301	—	—	—

Operating Lease Obligations—Our operating lease obligations relate primarily to our San Francisco headquarters.

Capital Lease Obligations—We have no material capital lease obligations.

Note Obligation—We have a note agreement to finance tenant improvements that bears interest at 9% per annum.

Purchase Obligations—Our purchase obligations consist of commitments for both merchandise and services.

Guarantees Under Letters of Credit—We have obtained standby letters of credit from time to time as security for certain liabilities. At December 31, 2004, we had outstanding letters of credit related to security of building leases and security for payroll processing of $2.0 million.

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

Interest Rate Risk.    The Company’s exposure to market risk for interest rate changes relates primarily to its short-term and long-term investments. The Company had no derivative financial instruments as of December 31, 2004 or 2003. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of December 31, 2004 or 2003, the increase or decline in the fair value of the portfolio would not be material.

Foreign Currency Risk.    International revenues from the Company’s foreign subsidiaries were less than 7%, 14% and 3% in 2004, 2003 and 2002, respectively, of total revenue and were derived from our Australian, United Kingdom and Japanese operations. The Company’s international business was subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian dollar, the United Kingdom Pound, the Japanese Yen and the United States dollar. In the first quarter of 2004, the Company signed agreements to sell the assets and activities of its international subsidiaries and has commenced liquidation procedures of all international entities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

We have completed an integrated audit of LookSmart, Ltd.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of LookSmart, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

San Francisco, California

March 15, 2005

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,054	$63,866
Short-term investments	7,648	6,068
Trade accounts receivable, net of allowance for doubtful accounts of $497 and $1,927 at December 31, 2004 and 2003 and allowance for returns of $965 and $577 at December 31, 2004 and 2003	3,880	22,265
Prepaid expenses	1,042	2,308
Other current assets	1,174	372

Total current assets	58,798	94,879
Long term investments	11,198	—
Property and equipment, net	5,988	8,444
Security deposits and other assets	3,318	6,124
Intangible assets, net	7,364	5,713
Goodwill	14,422	10,932

Total assets	$101,088	$126,092

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$360	$3,600
Income taxes payable	6	31
Other accrued liabilities	6,760	26,515
Deferred revenue and customer deposits	1,525	5,362
Current portion of long term liabilities	1,266	101

Total current liabilities	9,917	35,609
Long term debt, net of current portion	236	283
Other long term liabilities	4,835	3,903

Total liabilities	14,988	39,795

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2004 and 2003; Issued and Outstanding: none at December 31, 2004 and 2003	—	—
Common stock, $.001 par value; Authorized: 200,000 at December 31, 2004 and 2003; Issued and Outstanding: 114,271, and 107,808 at December 31, 2004 and 2003	113	106
Additional paid-in capital	271,604	261,792
Other equity	395	773
Accumulated deficit	(186,012)	(176,374)

Total stockholders’ equity	86,100	86,297

Total liabilities and stockholders’ equity	$101,088	$126,092

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Listings	$76,808	$119,528	$78,475
Licensing	188	15,304	14,699

Total revenues	76,996	134,832	93,174

Cost of revenues	44,780	70,221	40,048

Gross profit	32,216	64,611	53,126

Operating expenses:
Sales and marketing	7,541	14,449	15,644
Product development	23,152	26,256	22,489
General and administrative	9,095	10,499	9,645
Restructuring charges	4,185	4,006	—

Total operating expenses	43,973	55,210	47,778

Income (loss) from operations	(11,757)	9,401	5,348
Non-operating income (expense):
Other income (expense), net	125	(1,678)	(76)
Interest income	844	613	902
Interest expense	(30)	(112)	(4,938)
Gain from extinguishment of debt	—	—	32,558
Share of joint venture loss	(115)	(563)	(3,707)

Income (loss) from continuing operations before income taxes and extraordinary gain	(10,933)	7,661	30,087
Income tax expense	(110)	(354)	(8)

Income (loss) from continuing operations before extraordinary gain	(11,043)	7,307	30,079
Gain (loss) from discontinued operations, net of tax	1,405	(1,723)	(2,147)

Income (loss) before extraordinary gain	(9,638)	5,584	27,932
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	202	—

Net income (loss)	(9,638)	5,786	27,932
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(83)	1	(1)
Change in translation adjustment, net of reclassification adjustments related to liquidated foreign entities	(363)	729	458

Comprehensive income (loss)	$(10,084)	$6,516	$28,389

Net income (loss) per common share:
Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(0.10)	$0.07	$0.31
Gain (loss) from discontinued operations, net of tax	0.01	(0.01)	(0.02)

Income (loss) before extraordinary gain	(0.09)	0.06	0.29
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	0.00	—

Net income (loss)	$(0.09)	$0.06	$0.29

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(0.10)	$0.07	$0.29
Gain (loss) from discontinued operations, net of tax	0.01	(0.02)	(0.02)

Income (loss) before extraordinary gain	(0.09)	0.05	0.27
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	0.00	—

Net income (loss)	$(0.09)	$0.05	$0.27

Weighted average shares outstanding used in per share calculation—basic	111,331	103,697	96,874
Weighted average shares outstanding used in per share calculation—diluted	111,331	108,739	103,197

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	93,004	$93	$234,841	$(1,198)	$(210,092)	$23,644
Common stock issued upon exercise of stock options	2,414	2	2,722	—	—	2,724
Common stock issued for acquisitions	4,584	4	7,850	—	—	7,854
Common stock issued for employee stock purchase plan	403	—	659	—	—	659
Common stock issued to BT for forgiveness of debt	1,000	1	2,499	—	—	2,500
Common stock issued in connection with Futurecorp disposal	16	—	41	—	—	41
Unearned compensation—Wisenut acquisition	—	—	—	(378)	—	(378)
Stock-based compensation	—	—	539	1,837	—	2,376
Stock options issued to non-employees	—	—	93	—	—	93
Unrealized loss on securities, net	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	458	—	458
Net income	—	—	—	—	27,932	27,932

Balance at December 31, 2002	101,421	$100	$249,244	$718	$(182,160)	$67,902
Common stock issued upon exercise of stock options	4,825	5	6,435	—	—	6,440
Common stock issued for acquisitions	217	1	3,614	—	—	3,615
Common stock issued for employee stock purchase plan	493	—	558	—	—	558
Common stock issued upon exercise of warrants	852	—	913	(913)	—	—
Stock-based compensation	—	—	772	238	—	1,010
Unrealized gain on securities, net	—	—	—	1	—	1
Translation adjustment	—	—	—	729	—	729
Tax benefit related to stock plans	—	—	256	—	—	256
Net income	—	—	—	—	5,786	5,786

Balance at December 31, 2003	107,808	$106	$261,792	$773	$(176,374)	$86,297
Common stock issued upon exercise of stock options	3,748	4	4,376	—	—	4,380
Common stock issued for acquisitions	2,508	3	5,074	—	—	5,077
Common stock issued for employee stock purchase plan	207	—	276	—	—	276
Stock-based compensation	—	—	86	68	—	154
Unrealized loss on securities, net	—	—	—	(83)	—	(83)
Translation adjustment	—	—	—	(2)	—	(2)
Reversal of CTA due to liquidation of foreign subsidiaries	—	—	—	(361)	—	(361)
Net loss	—	—	—	—	(9,638)	(9,638)

Balance at December 31, 2004	114,271	$113	$271,604	$395	$(186,012)	$86,100

The accompanying notes are an integral part of these consolidated financial statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(9,638)	$5,786	$27,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of joint venture loss	115	563	3,707
Depreciation and amortization	8,186	7,836	7,530
Stock compensation	154	1,010	2,376
Non-cash accrued interest on debt	—	—	5,203
Debt forgiven	—	—	(32,558)
Gain (loss) from sale of assets and other non-cash charges	(653)	(315)	1,270
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	18,385	(6,413)	(6,820)
Prepaid expenses	1,266	(260)	100
Other assets	216	905	(431)
Trade accounts payable	(3,240)	267	1,134
Other accrued liabilities	(17,725)	12,325	4,802
Deferred revenue and customer deposits	(3,837)	(2,436)	(1,312)

Net cash provided by (used in) operating activities	(6,771)	19,268	12,933

Cash flows from investing activities:
Acquisitions	(2,116)	(612)	311
Purchase of short-term investments	(7,676)	(6,068)	(3,450)
Proceeds from sale of short-term investments	6,096	3,568	14,228
Proceeds from the sale of long-term investments	5,392	—	—
Purchase of long-term investments	(16,677)	—	—
Funding to joint venture and subsidiaries	—	(500)	(1,766)
Restricted cash	—	—	3,728
Payments for property, equipment and capitalized software development	(2,824)	(6,035)	(6,264)
Proceeds from the sale of property and equipment	82	12	130
Proceeds from the sale of discontinued operations	1,484	—	—

Net cash provided by (used in) investing activities	(16,239)	(9,635)	6,917

Cash flows from financing activities:
Proceeds from issuance of notes	—	—	1,622
Repayment of notes	(95)	(1,190)	(1,927)
Payment to settle debt with Transceptgate	—	—	(4,999)
Proceeds from issuance of common stock	4,656	6,998	3,127

Net cash provided by (used in) financing activities	4,561	5,808	(2,177)

Effect of exchange rate changes on cash	(363)	729	257

Increase (decrease) in cash and cash equivalents	(18,812)	16,170	17,930
Cash and cash equivalents, beginning of period	63,866	47,696	29,766

Cash and cash equivalents, end of period	$45,054	$63,866	$47,696

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

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these consolidated financial statements. Results of the international operations are included in the separate line item Loss from discontinued operations, net of tax, for all periods presented in these consolidated financial statements. The results of the discontinued operations are summarized in Note 18 to these financial statements.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. Prior to 2002, payments to distribution partners for referral of customers to our LookListings program were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. In 2002 and 2003, these costs are reflected in cost of revenue. The amount reclassified in 2002 was $2.8 million.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, long-term investments, trade accounts receivable, trade accounts payable, other accrued liabilities and income taxes payable are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of debt and notes payable approximates fair value.

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency is their local currency through substantial completion of liquidation, are translated into United States dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive income (loss). Where substantial liquidation has occurred, the cumulative translation adjustment has been reversed and reported in gain (loss) from discontinued operations. See Note 18 for complete discussion of discontinued international operations.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in Other Expense, net. Such exchange net losses amounted to $(35,000), $(958,000) and ($53,000) for 2004, 2003 and 2002 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity or maturity at date of purchase of ninety days or less to be cash equivalents.

Investments

The Company accounts for investments in securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days and current maturities less than twelve months from the balance sheet date are considered short-term investments. The Company considers auction rate securities (equity instruments) to be short-term investments based on its intent to liquidate the securities within twelve months of the Balance Sheet date. All instruments with maturities at date of purchase greater than 1 year from the balance sheet date are considered long-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2004, the Company’s short-term investments were primarily commercial paper with maturities in excess of 90 days. Long-term investments were primarily commercial paper with maturities in excess of one year. Fair values were determined for each individual security in the investment portfolio.

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated comprehensive income (loss) in other equity (deficit) in stockholders’ equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset’s useful life are capitalized.

Internal Use Software Development Costs

The Company accounts for internal use software costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

The Company’s capitalized software costs were $6.0 million and $5.7 million with related accumulated amortization of $3.3 million and $1.5 million at December 31, 2004 and 2003, respectively. Capitalized software costs are included in other assets and are amortized over two to three years.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite useful lives are not amortized but are reviewed periodically for impairment.

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

The Company reviews goodwill for potential impairment as of December 31 each year and was not required to record a goodwill impairment charge as a result of the review. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

Cash flow forecasts used in evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. The Company is currently amortizing acquired intangible assets with definite lives over periods from two to six years and the amortization expense is primarily classified as cost of product revenue in our consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s disposal of FutureCorp and the sale of its international operations are presented as discontinued operations in compliance with SFAS 144.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	2004	2003	2002
Net income (loss) as reported	$(9,638)	$5,786	$27,932
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	154	1,010	2,376
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,718)	(18,126)	(23,357)

Pro forma net income (loss)	$(14,202)	$(11,330)	$6,951

Basic net income (loss) per share
As reported	$(0.09)	$0.06	$0.29
Pro forma	$(0.13)	$(0.11)	$0.07
Diluted net income (loss) per share
As reported	$(0.09)	$0.05	$0.27
Pro forma	$(0.13)	$(0.11)	$0.07

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Volatility	70%	126%	122%
Risk-free interest rate	3.43%	2.97%	3.82%
Expected lives (years)	5.0	4.4	4.4
Expected dividend yield	—	—	—

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value for options granted was $1.9012, $2.2593 and $1.7599 for 2004, 2003 and 2002, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement. The fair value of options granted to consultants is recorded as consulting expense as services are provided and totaled $0.1 million for 2002.

Net Loss Per Share

Statement of Financial Standards No. 128, “Earnings per Share,” (“SFAS 148”) establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average shares of common stock outstanding. Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

Revenue Recognition

Revenues associated with listings products, including directory listings and affiliate commissions are generally recognized once collectibility is established, delivery of services occurs, all performance obligations have been satisfied, and no refund obligations exist. The Company provides a reserve against revenue for estimated credits resulting from billing adjustments and sales adjustments in the event of product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.2 million, $0.3 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Product Development Costs

Costs incurred in the classification and organization of listings within our directories and the research and development of new product ideas and enhancements to existing products are charged to expense as incurred.

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

Comprehensive Income

The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Comprehensive Income.” Items of comprehensive income that we currently report are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long term investments and accounts receivable. As of December 31, 2004 and 2003, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments are subject to fluctuation based on market prices.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance. In addition, the Company records a general allowance based on the length of time other receivables are past due. Historically, such losses have been within management’s expectations. As of December 31, 2004 and 2003, no one customer accounted for 10 percent or more of the accounts receivable balance.

Revenue Concentrations

The Company derived approximately 16%, 12% and 11% of its listings revenues in 2004 from ePilot, Mamma and Search123, respectively. None of these partners accounted for more than 10% of revenue in 2003 or 2002. The Company derived less than 10%, approximately 67% and approximately 60% of its listings revenue in 2004, 2003 and 2002 from the Company’s relationship with Microsoft.

The Company derived 100% of the licensing revenues in 2004, 2003 and 2002 from the Company’s relationship with Microsoft.

No customers accounted for more than 10% of revenue in 2004, 2003 or 2002.

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

As of December 31, 2004 and December 31, 2003, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the listings segment. All of the Company’s revenues included in continuing operations were generated in the United States of America. See Note 18 regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States of America.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluating the requirements under SFAS 123R including the fair value model and transition method to select and expects the adoption to have a significant adverse impact on the consolidated statements of operations and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The Company does not expect a material impact on its consolidated results of operations due to the AJCA or implementation of FAS 109-2.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods after June 14, 2004. We will evaluate the impact of EITF 03-1 once the final guidance is issued.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue	$93,244
Net income	$26,378
Net income per share:
Basic	$0.27
Diluted	$0.26
Weighted average shares outstanding used in per share calculations
Basic	96,874
Diluted	103,197

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

Net Nanny

On April 22, 2004, the Company acquired the business and certain assets of Net Nanny, a division of Bionet Systems LLC, a privately held company, for $850,000 in cash, 1,972,387 shares of common stock, valued at $4.2 million and $27,000 of costs related to completing the transaction. Net Nanny is a desktop-based product, which provides online parental control and content filtering of search results.

The common stock issued was valued at $2.15 per share in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combination,” using the average of the closing prices of the Company’s common stock for the two days prior to and including April 22, 2004, which was prior to the announcement date of April 29, 2004.

Purchased technology and other intangible assets acquired are being amortized over their estimated useful lives of two to six years. The consolidated financial statements include the operating results of Net Nanny from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the results of prior periods presented.

The following table summarizes the purchase price allocation. These amounts were determined through established valuation techniques in the technology industry (in thousands):

Accounts receivable, net of reserves	$171
Inventory	34
Purchased technology	510
Goodwill	3,490
Other intangible assets	940

Total assets acquired	5,145
Less: current liability assumed	34

Net assets acquired	$5,111

Furl.net

During the third quarter of 2004, the Company acquired the assets of Furl.net, which consisted primarily of intangible assets related to technology, customer lists, trade name and employees. The asset acquisition did not have a significant impact on total assets of the Company.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Cash, cash equivalents, short-term investments and long-term investments:

Cash, cash equivalents, short-term and long-term investments consisted of the following as of December 31, 2004 and 2003 (in thousands):

December 31, 2004	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,776	$—	$—	$8,776
Cash equivalents
Money market mutual funds	451	—	—	451
Corporate debt securities	33,831	—	(1)	33,830
United States government agency notes	1,997	—	—	1,997

Total cash equivalents	36,279	—	(1)	36,278

Total cash and cash equivalents	45,055	—	(1)	45,054

Short-term investments:
Corporate debt securities	1,904	—	(7)	1,897
State and municipal bonds and notes	750	1	—	751
Equity instruments	5,000	—	—	5,000

Total short-term investments	7,654	1	(7)	7,648

Long-term investments:
Corporate debt securities	7,645	—	(58)	7,587
State and municipal bonds and notes	3,629	—	(18)	3,611

Total long-term investments	11,274	—	(76)	11,198

Total cash, cash equivalents, short-term and long-term investments	$63,983	$1	$(84)	$63,900

December 31, 2003	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,996	$—	$—	$23,996
Cash equivalents
Money market mutual funds	443	—	—	443
Corporate debt securities	27,988	—	(1)	27,987
State and municipal bonds and notes	200	—	—	200
Unites States government agency notes	9,338	3	—	9,341
International government notes	1,899	—	—	1,899

Total cash equivalents	39,868	3	(1)	39,870

Total cash and cash equivalents	63,864	3	(1)	63,866

Short-term investments:
State and municipal bonds and notes	6,069	—	(1)	6,068

Total short-term investments	6,069	—	(1)	6,068

Total cash, cash equivalents, short-term investments	$69,933	$3	$(2)	$69,934

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, gross unrealized losses on investments were all in loss positions for less than 12 months.

Market values were determined for each individual security in the investment portfolio. Any declines in values were primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and fair value of short and long-term investments classified by the contractual maturity of the security at December 31, 2004 (in thousands):

	Cost	Fair Value
Due within one year	$38,933	$38,926
Due after one through two years	5,226	5,187
Due after two years	6,048	6,011
Equity instruments	5,000	5,000

Total	$55,207	$55,124

4.    Property and Equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$21,308	$20,682
Furniture and fixtures	1,251	1,933
Software	4,263	4,090
Leasehold improvements	2,728	2,783

	29,550	29,488
Less accumulated depreciation and amortization	23,562	21,044

Property and equipment, net	$5,988	$8,444

Cost related to assets under capital lease obligations at December 31, 2004 and 2003 was $0.1 million and $0.1 million, respectively. Accumulated amortization related to assets under capital lease obligations at December 31, 2004 and 2003 was $0.1 million and $0.1 million, respectively.

Depreciation and amortization expense was $6.3 million, $6.0 million and $6.0 million for 2004, 2003 and 2002, respectively.

5.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of 3 to 7 years. The Company has reassessed the expected useful lives of existing intangible assets as of December 31, 2004. This reassessment did not result in any significant changes to the useful lives.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets were as follows (in thousands):

	December 31,
	2004	2003
Goodwill	$14,422	$10,932

Intangible assets:
Purchased technology	$9,951	$8,783
Less accumulated amortization	(4,614)	(3,070)

Net purchased technology	5,337	5,713
Trade names	1,470	—
Less accumulated amortization	(167)	—

Net trade names	1,303	—
Other intangibles	1,921	980
Less accumulated amortization	(1,197)	(980)

Net other intangibles	724	—

Intangible assets, net	$7,364	$5,713

Intangible asset amortization expense was $1.9 million, $1.8 million and $1.5 million for 2004, 2003 and 2002, respectively and was included in product development costs. There was no goodwill amortization for the years ended December 31, 2004, 2003 or 2002.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2005	$2,430
2006	1,825
2007	1,553
2008	1,183
2009	344
Thereafter	29

6.    Other Accrued Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued compensation and related expenses	$1,426	$3,798
Restructuring reserve related to severance costs	—	977
Accrued distribution and partner costs	3,428	17,288
Other	1,906	4,452

	$6,760	$26,515

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Notes Payable:

Future principal payments under notes payable at December 31, 2004 are as follows (in thousands):

Year	Principal Payments	Interest Payments
2005	$48	$24
2006	53	19
2007	58	14
2008	63	9
2009	62	3
Thereafter	—	—

Total	$284	$69

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2004, the balance of this note was $0.3 million.

8.    Income Taxes:

Income tax expense was $0.1 million in 2004 compared to $0.4 million in 2003 and $0.0 million in 2002. The reduction in our income tax expense was due to the net loss incurred in 2004 compared to net income in 2003. The charge in 2004 related to revisions of our estimated 2004 federal and state taxes, including the California Alternative Minimum Tax. Income tax expense in 2003 was due to federal alternative minimum tax. The Company did not incur significant tax expense on 2002 United States net income due to net operating loss carryforwards and tax credits. Income tax expense in 2002 was related to federal AMT.

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax asset:
Net operating losses	$55,569	$52,931
Depreciation and amortization	6,927	6,366
Accruals and reserves	3,671	3,906
Compensation	106	638

Total deferred tax assets	66,273	63,841
Less: valuation allowance	(66,273)	(63,841)

	$—	$—

As of December 31, 2004, the Company has net operating loss (NOL) carryforwards of approximately $150 million and $98 million for federal and state purposes, respectively. The Company also has a federal alternative minimum (AMT) tax credit carryforward of approximately $100,000. The NOL carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized. The AMT tax credit carryforward may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $46 million and $24 million for federal and state purposes, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance existed as of December 31, 2004 and 2003, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. Management believes the existing net deductible temporary differences comprising the deferred tax assets will reverse during periods in which the Company generates net taxable income.

For the tax years 2003 and 2002, the State of California has suspended the utilization of prior year NOLs. As a result, the Company offset the taxable income for California for 2003 and 2002 with current and prior year tax credits.

In 2003, the AMT limitation of NOL usage to 90% of federal tax liability resulted in federal tax of $0.4 million. In 2002, the AMT limitation was suspended.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	34%	34%	34%
Permanent differences	(6.4)	10.1	9.3
State taxes, including permanent differences	0.1	0.1	1.5
Change in valuation allowance	(21.6)	(43.5)	(44.1)
Other	(7.1)	3.9	(0.7)

Total	(1.0)%	4.6%	0.0%

9.    Commitments and contingencies:

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at December 31, 2004 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2005	$4,582	$4,084
2006	4,616	4,547
2007	4,684	4,684
2008	4,751	4,751
2009	4,412	4,412
Thereafter	—	—

Total	$23,045	$22,478

Rent expense under all operating leases for 2004, 2003, and 2002 amounted to $4.0 million, $3.8 million and $4.1 million (net of sublease income of $0.6 million, $0.9 million and $1.4 million), respectively. Under the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

The Company has outstanding Standby Letters of Credit (“SBLC”) related to security of building leases and security for payroll processing of $2.0 million at December 31, 2004.

The above SBLC contains two financial covenants, the first requiring a minimum net worth of $7.0 million and the second requiring minimum liquid assets, as defined by the agreement, of $40.0 million. At December 31, 2004, the Company was in compliance with both covenants.

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

Legal Proceedings

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests. The Company filed a demurrer to the complaint, which was overruled in January 2005. The Company filed an answer to the complaint in February 2005. The Company also filed a motion to strike certain allegations regarding claims for restitution, which is scheduled for hearing in April 2005. The court has ordered the parties to meet and confer regarding appropriate discovery for plaintiffs’ motion for preliminary injunction. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and three other parties filed a lawsuit on behalf of a proposed nationwide class of advertisers in Circuit Court in Miller County, Arkansas. The complaint names eleven search engines or web publishers as defendants (including the Company) and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The Company has not yet been served with the complaint. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

The Company is not a party to any other material legal proceedings.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity:

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2004, no shares of preferred stock were issued or outstanding.

Warrants

In October 2000, the Company acquired Zeal Media and assumed warrants to purchase 21,188 shares of common stock at $9.04 per share in connection with the acquisition. As of December 31, 2004, 7,138 of these warrants had expired, leaving 14,050 warrants vested and outstanding. These warrants expire over a range of dates from April 2005 to September 2005. The fair value of the warrants was recorded as part of the purchase price of Zeal.

Chess Depository Interests

On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol “LOK”. The Company completed the listing in order to enable investors that prefer to invest in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the listing of the CDIs. In November 2004, the Company completed a 20 for 1 consolidation of the CDI’s listed on the Australian Stock Exchange. A total of 282 million CDI’s were exchanged for 14 million CDI’s as a result of the consolidation. At December 31, 2004, each CDI was freely exchangeable with shares of LookSmart common stock at the option of the holder at a ratio of 1:1.

Stock-Based Compensation

In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded stock compensation expense as follows (in thousands):

	2004	2003	2002
Amortization of deferred stock compensation	$77	$819	$1,837
Stock compensation related to modified options	67	—	—
Stock compensation related to variable options	10	191	539

Total stock-based compensation	$154	$1,010	$2,376

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 20,920,105 and 19,667,816 shares of common stock for issuance under its stock option plans at December 31, 2004 and December 31, 2003, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

In February 2001, the Company offered an exchange of options to certain option holders under the Plan. The option holders were allowed to exchange their existing options for options with a lower exercise price of $2.50 per share and were required to surrender certain supplemental options granted in 2000 (the “Special Options”). The terms and conditions of the new options are the same as those under the Plan, except that the option term expires in December 2005 and the options are nonqualified. A total of 5,410,864 options, ranging in price from $4.5313–$68.4375 per share, were cancelled and reissued under this offer and are considered variable options. A total of 2,302,735 Special Options ranging in price from $6.1563–$43.00 were surrendered and cancelled without reissuance. Under the provisions of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25,” options that were granted within six months of these cancelled options must be accounted for as variable options (the “Variable Options”). A total of 767,430 Variable Options at exercise prices ranging from $0.68–$2.50 per share were granted within six months of this cancellation. The effect of the Variable Options on the Company’s financial statements varies and depends upon the price of the Company’s common stock on the last trading day of each fiscal quarter.

As of December 31, 2004, 9,936,013 options were outstanding and 10,984,092 shares remained available for grant under the Company’s plans.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except for per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	15,834	$1.53
Granted	7,880	$1.75
Exercised	(2,414)	$1.13
Cancelled	(2,961)	$1.88

Balance at December 31, 2002	18,339	$1.60
Granted	5,948	$2.73
Exercised	(4,825)	$1.33
Cancelled	(2,234)	$2.10

Balance at December 31, 2003	17,228	$2.00
Granted	4,611	$1.97
Exercised	(3,748)	$1.17
Cancelled	(8,155)	$2.34

Balance at December 31, 2004	9,936	$2.03

The Company accounts for employee stock options under APB No. 25 and related interpretations. For 2004, 2003 and 2002, the Company recorded deferred compensation of $0.1 million, $0.2 million and $0.4 million, respectively, for stock option grants related to the options assumed in acquisitions.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
$0.0095–1.4375	2,287,647	7.40	$1.2243	1,576,412	$1.1808
1.4500–1.6400	701,498	8.77	$1.4955	307,302	$1.4919
1.7300–1.7300	2,005,056	9.32	$1.7300	255,056	$1.7300
1.7400–2.4020	1,996,590	9.42	$2.1427	466,904	$2.1485
2.4360–17.0625	2,945,222	5.90	$2.9021	2,159,224	$2.8281

$0.0095–17.0625	9,936,013	7.85	$2.0274	4,764,898	$2.0785

As of December 31, 2003 and 2002, there were 7,403,549 and 7,036,810 options exercisable, respectively.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan. At December 31, 2004, a total of 2,000,000 shares of common stock were reserved for issuance under the Plan, plus annual increases on January 1 of each year, beginning in 2000. As of December 31, 2004, 1,826,710 have been issued under the 1999 Purchase Plan and 173,290 shares remain available for purchase.

11.    Other Equity Items:

Other equity items consist of the following (in thousands):

	December 31,
	2004	2003
Unearned stock-based compensation	(38)	(107)
Unrealized gain(loss) on securities, net	(83)	1
Translation adjustments	516	879

	$395	$773

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Numerator—Basic and diluted:
Net income (loss) from continuing operations before extraordinary gain	$(11,043)	$7,307	$30,079
Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	111,331	103,697	96,874
Dilutive common equivalent shares:
Options	—	5,035	4,756
Warrants	—	7	377
Escrow Shares	—	—	1,190

Shares used to compute diluted EPS	111,331	108,739	103,197
Net income (loss) from continuing operations before extraordinary gain per share:
Basic	$(0.10)	$0.07	$0.31
Diluted	$(0.10)	$0.07	$0.29

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options and warrants as follows (in thousands):

	As of December 31,
	2004	2003	2002
Options	2,913	2,202	2,289
Warrants	55	34	463

Total antidilutive shares	2,968	2,236	2,752

13.    Restructuring Charges

Employee Severance Costs. In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. The reduction affected all departments within the Company. Of the 77 positions, 37 were from the Company’s editorial team, which is included in product development. The remaining positions included a reduction in the Company sales force of 25 positions, a reduction in the Company’s general and administrative departments of 12 positions and an additional reduction in the Company’s product development department of 3 positions. These reductions were designed to significantly reduce costs in 2004. In 2003, severance charges associated with the reduction in force were $0.8 million.

In the first quarter of 2004, the Company announced that it eliminated an additional 29 positions in the United States. Of the 29 positions, 13 were from the Company’s editorial team. The remaining positions included a reduction in the Company’s sales force of 8 positions, a reduction in the Company’s general and administrative

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

departments of 1 position and a reduction in the Company’s product development department of 7 positions. The first quarter 2004 restructuring severance charge was $0.5 million associated with the reduction in force.

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

These costs are classified as restructuring charges on the Statement of Operations, and are included in Operating Expenses. All severance costs were paid by the December 31, 2004.

Lease restructuring costs. In connection with the restructuring activities noted above, the Company closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003 and costs related to closing of further redundant leased facilities of $3.2 million in the first quarter of 2004. These costs are classified as restructuring charges on the Statement of Operations, and are included in Operating Expenses.

As of December 31, 2004 the restructuring liability was $5.7 million. Of this amount, $1.3 million was included in other current portion of long-term liabilities and $4.4 million was included in other long-term liabilities on the Consolidated Balance Sheet. As of December 31, 2003, the restructuring liability was $4.3 million. Of this amount, $1.0 million was included in accrued liabilities and $3.3 million was included in long-term liabilities on the Consolidated Balance Sheet.

The Company does not currently expect to incur significant further restructuring charges related to closing redundant leased facilities in 2005. However, if it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

A reconciliation of the liability for the restructuring charge at December 31, 2003 to the liability as of December 31, 2004 is as follows (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Total 2003 restructuring charges	$977	$3,161	$4,138
Reclassification of deferred rent	—	165	165

Balance at December 31, 2003	977	3,326	4,303
Adjustments	76	—	76
Additional restructuring costs	1,061	3,191	4,252
Reclassification of deferred rent	—	185	185
Amortization of lease restructuring costs	—	(1,040)	(1,040)
Cash payments	(2,114)	—	(2,114)

Balance at December 31, 2004	$—	$5,662	$5,662

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million.

In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at December 31, 2004 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

15.    Supplemental Disclosure of Cash Flow Information (in thousands):

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27	$112	$98

Income taxes	$158	$598	$106

Noncash investing and financing activities:
Issuance of stock for settlement of BT loan	$—	$—	$2,500
Issuance of stock for disposal of Futurecorp	—	—	41
Issuance of stock for acquisitions	5,077	3,615	7,854
Assets purchased under capital lease	—	—	131
Cashless exercise of warrants	—	913	—

16.    Related Party Transactions:

The Company had an ecommerce agreement with Guthy-Renker Corporation (“GRC”), one of the Company’s stockholders. The ecommerce agreement with GRC terminated pursuant to its terms on April 2, 2002. During 2002, the Company earned $1.0 million in revenue from GRC and paid $18,000 to GRC for marketing and administrative support.

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company had agreed to pay taxes due related to forgiveness of

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loan and imputed interest. The amount of imputed interest and tax adjustments charged to operations were $8,000 and $7,000 for the year ended December 31, 2004. The amount forgiven, imputed interest and tax adjustments were $16,000, $14,000 and $47,000 for the year ended December 31, 2003 and $47,000, $13,000 and $33,000 for the year ended December 31, 2002. Due to the resignation of the Chief Financial Officer in 2003, the outstanding balance of $0.2 million was repaid in August 2004.

As of December 31, 2002 the Company had a related party receivable of $1.4 million, from BT LookSmart (Note 14), which represented reimbursable distribution costs incurred for paid clicks provided by one of the Company’s distribution partners to BT LookSmart. This amount was classified on the balance sheet as “due from related party”. In June 2003, the Company consolidated its receivable from BT LookSmart and its payable to BT LookSmart into its investment. The Company also wrote down the investment by $0.3 million. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at December 31, 2004 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. The Company received net assets of $0.2 million along with the ongoing operating and revenue-generating relationships contained in these entities as part of the dissolution and settlement for nominal consideration. In connection with the acquisition of the joint venture entities, the Company recorded an extraordinary gain, net of tax, of $0.2 million, which represents the fair value of net assets the Company recorded in excess of the consideration paid upon the acquisition.

17.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3,000 per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.6 million, $1.1 million and $0.9 million for 2004, 2003, and 2002, respectively.

18.    Loss from Discontinued Operations

Futurecorp

In the first quarter of 2002, the Company transferred its 52.8% ownership interest in its consolidated subsidiary, Futurecorp, to the minority shareholders. The Company paid Futurecorp AU$90,000 (approximately US$47,000) and issued 16,437 shares of LookSmart common stock in connection with the transfer. As required by SFAS No. 144, the Company reported the results of operations of this component as a loss from discontinued operations of $1.0 million, which includes a $1.0 million loss on disposal in 2002. Revenue included in the loss from discontinued operations was $0.6 million in 2002. Pretax net income reported in discontinued operations was $63,000 in 2002.

International subsidiaries

In January 2004, the Company agreed to sell certain of the assets of its Australian subsidiary and related intellectual property rights to a subsidiary of Telstra Corporation Limited for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain of the assets of its Japanese subsidiary and related intellectual property rights to Value Commerce for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain assets of its United Kingdom subsidiary and related intellectual property rights to Crystal for the sum of approximately $0.1 million. The gain on disposal of the operations of $1.0 million is shown net of $0.4 million for transitional expenses.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

(000’s)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue	$6,036	$21,397	$2,854

Pretax net income (loss) (excluding gain on disposal)	407	(1,501)	(1,263)
Tax impact	(25)	(222)	88
Gain on disposal	1,023	—	—

Net gain (loss) from discontinued operations	$1,405	$(1,723)	$(1,175)

The components of net assets related to the discontinued operations were as follows (in thousands):

(000’s)	December 31, 2004	December 31, 2003
Current assets	$645	$10,986
Property and equipment	—	267
Security deposits	—	526
Current liabilities	(96)	(9,118)

Net assets of discontinued operations	$549	$2,661

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2004. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited consolidated financial statements contained in this Annual Report, and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

The table below presents quarterly data for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	Fourth Quarter*	Third Quarter*	Second Quarter*	First Quarter*
2004:
Revenues	$16,525	$17,490	$19,131	$23,850
Gross profit	6,134	7,927	8,128	10,027
Loss from operations	(2,007)	(657)	(2,329)	(6,764)
Loss from continuing operations	(1,550)	(547)	(2,277)	(6,669)
Gain (loss) from discontinued operations, net of tax	259	562	1,040	(456)
Net income (loss)	$(1,291)	$15	$(1,237)	$(7,125)

Basic net income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.07)
Diluted net income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.07)

2003:
Revenues	37,701	33,662	32,572	30,897
Gross profit **	18,941	15,777	15,483	14,410
Income from operations	3,775	2,348	2,170	1,108
Income from continuing operations before extraordinary gain	4,078	2,098	1,001	130
Gain (loss) from discontinued operations, net of tax	(2,450)	(240)	158	809
Extraordinary gain, net of tax	—	—	—	202
Net income (loss)	$1,628	$1,858	$1,159	$1,141

Basic net income per share	$0.02	$0.02	$0.01	$0.01
Diluted net income per share	$0.01	$0.02	$0.01	$0.01

*	Adjusted to reclassify results of discontinued operations—see Note 18.

**	In the fourth quarter of 2003, the Company began classifying payments to distribution partners for referral of customers to our LookListings program as costs of revenue. Prior to that, these costs were reflected as sales and marketing expense because LookSmart branding was associated with the promotion of these products. Prior quarters’ balances have been reclassified to conform to the current quarter’s presentation. The amounts reclassified in 2003 were $0.5 million, $0.5 million and $0.4 million in the first quarter, second quarter and third quarter, respectively. This change was made in the fourth quarter of 2003; therefore, there was no reclassification in that quarter.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

LOOKSMART, LTD. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts and returns	$3,109	$580	$727	$2,962
Deferred tax valuation allowance	74,504	—	13,045	61,459

Total	$77,613	$580	$13,772	$64,421

Year ended December 31, 2003:
Allowance for doubtful accounts and returns	$2,962	$—	$458	$2,504
Deferred tax valuation allowance	61,459	2,382	—	63,841

Total	$64,421	$2,382	$458	$66,345

Year ended December 31, 2004:
Allowance for doubtful accounts and returns	$2,504	$—	$1,042	$1,462
Deferred tax valuation allowance	63,841	2,503	—	66,344

Total	$66,345	$2,503	$1,042	$67,806

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange act of 1934 that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Please see Management’s Report on Internal Control over Financial Reporting under Item 8 of this Form 10-K, which report is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Please see the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting under Item 8 of this Form 10-K, which report is incorporated herein by reference.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2005 annual meeting of stockholders (the “2005 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following financial statements, financial statement schedules, and management contract or compensatory plans or arrangements are filed as part of this report:

(1)	Consolidated Financial Statements: See Index to Financial Statements at Item 8 on page 32 of this report.

(2)	Financial Statement Schedule: See Index to Financial Statements at Item 8 on page 32 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.

All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(b) Exhibits.

See the exhibit list following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 16, 2005:

LOOKSMART, LTD.
By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erik Riegler and William B. Lonergan, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID B. HILLS David B. Hills	Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ WILLIAM B. LONERGAN William B. Lonergan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

Teresa Dial	Chair of the Board	March 16, 2005

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 16, 2005

Tracey Ellery	Director	March 16, 2005

/s/ MARK SANDERS Mark Sanders	Director	March 16, 2005

Signature	Title	Date

/s/ EVAN THORNLEY Evan Thornley	Director	March 16, 2005

/s/ EDWARD WEST Edward West	Director	March 16, 2005

/s/ GARY WETSEL Gary Wetsel	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(6)	Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(7)	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(4)	WiseNut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.34+(5)	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004

10.40+(10)	Amendment No. 7 to the License and Update Agreement between the Registrant and Microsoft Corporation dated as of February 1, 2004

10.41+(10)	License Agreement between the Registrant and Mamma.com Enterprises Inc. dated as of March 31, 2004

10.42*(9)	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004

10.43(9)	Letter agreement between the Registrant and its interim chief executive officer dated as of January 22, 2004

10.44(9)	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001.

10.45(8)	Employment offer letter between the Registrant and its chief executive officer, dated September 24, 2004

10.46(11)	Letter agreement between the Registrant and its general counsel, dated July 1, 2004

10.47(12)	Employment offer letter between the Registrant and its senior vice president, consumer products, dated December 23, 2004

10.48(13)	Employment offer letter between the Registrant and its senior vice president, sales, dated November 19, 2004

10.49	Separation agreement between the Registrant and its former chief executive officer, dated February 3, 2004

10.50	Separation agreement between the Registrant and its former interim chief executive officer, dated November 12, 2004

10.51	Separation agreement between the Registrant and its former vice president, human resources, dated August 3, 2004

Exhibit Number	Description of Document

10.52	Separation agreement between the Registrant and its former senior vice president, product, dated August 8, 2004

10.53*	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001.

10.54*	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (please see the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.
(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.
(3)	Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000.
(4)	Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.
(5)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003.
(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.
(7)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004.
(8)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004.
(9)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.
(11)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2005.
(12)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2004.
(13)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004.
(*)	Confidential treatment has been requested with respect to portions of the exhibit.
(+)	Confidential treatment has been granted with respect to portions of the exhibit.