Form 10-Q
period 2005-03-31
LOOKSMART LTD
filed 2005-05-10
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 1, 2005, there were 113,750,931 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,018	$45,054
Short term investments	5,740	7,648
Trade accounts receivable, net of allowance for doubtful accounts of $328 at March 31, 2005 and $497 at December 31, 2004 and allowance for returns of $147 at March 31, 2005 and $965 at December 31, 2004	1,940	3,880
Prepaid expenses	903	1,042
Other current assets	886	1,174

Total current assets	56,487	58,798
Long term investments	9,824	11,198
Property and equipment, net	5,111	5,988
Security deposits and other assets	3,024	3,318
Intangible assets, net	6,756	7,364
Goodwill	14,422	14,422

Total assets	$95,624	$101,088

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	763	360
Accrued expenses and other current liabilities	5,796	6,766
Customer deposits	1,396	1,525
Current portion of long term debt and liabilities	1,169	1,266

Total current liabilities	9,124	9,917
Long term debt, net of current portion	227	236
Other long term liabilities	4,589	4,835

Total liabilities	13,940	14,988
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at March 31, 2005 and December 31, 2004; Issued and Outstanding: none at March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; Authorized: 200,000 at March 31, 2005 and December 31, 2004; Issued and Outstanding: 114,305 and 114,271 at March 31, 2005 and December 31, 2004, respectively	113	113
Additional paid-in capital	271,590	271,604
Other equity	333	395
Accumulated deficit	(190,352)	(186,012)

Total stockholders’ equity	81,684	86,100

Total liabilities and stockholders’ equity	$95,624	$101,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$12,001	$23,850

Cost of revenues	8,292	13,823

Gross profit	3,709	10,027

Operating expenses:
Sales and marketing	1,635	2,755
Product development	4,765	7,291
General and administrative	2,182	3,111
Restructuring charges	25	3,634

Total operating expenses	8,607	16,791

Loss from operations	(4,898)	(6,764)

Non-operating income	478	95

Loss from continuing operations before income taxes	(4,420)	(6,669)
Income tax expense	(2)	—

Loss from continuing operations	(4,422)	(6,669)
Gain (loss) from discontinued operations, net of tax	82	(456)

Net loss	(4,340)	(7,125)

Other comprehensive income (loss):
Change in unrealized loss on securities during the period	(77)	(2)
Change in translation adjustment	—	294

Comprehensive loss	$(4,417)	$(6,833)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.06)
Gain (loss) from discontinued operations, net of tax	0.00	(0.01)

Net loss	$(0.04)	$(0.07)

Weighted average shares outstanding used in per share calculation	113,738	108,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,340)	$(7,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,011	1,909
Stock based compensation	(23)	50
Loss from sale of assets and other non-cash charges	53	378
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	1,940	10,567
Prepaid expenses	139	744
Other assets	288	107
Trade accounts payable	403	1,548
Accrued expenses and other current liabilities	(1,309)	(6,414)
Customer deposits	(129)	(839)

Net cash provided by (used in) operating activities	(967)	925

Cash flows from investing activities:
Purchase of investments	(3,731)	(33,309)
Maturities of investments	1,881	3,298
Proceeds from sale of investments	5,000	1,996
Payments for property, equipment and capitalized software development	(231)	(1,573)

Net cash provided by (used in) investing activities	2,919	(29,588)

Cash flows from financing activities:
Repayment of notes	(12)	(26)
Proceeds from issuance of common stock	24	2,025

Net cash provided by financing activities	12	1,999

Effect of exchange rate changes on cash	—	294

Increase (decrease) in cash and cash equivalents	1,964	(26,370)
Cash and cash equivalents, beginning of period	45,054	63,866

Cash and cash equivalents, end of period	$47,018	$37,496

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

The unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the first quarter of 2004, the Company signed agreements to sell certain assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the condensed consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these condensed consolidated financial statements. Results of the international operations are included in the separate line item Gain (Loss) from discontinued operations, net of tax, for all periods presented in these condensed consolidated financial statements. The results of the discontinued operations are summarized in Note 9 to these financial statements.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 reflect all adjustments which are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. The results of operations for the interim period ended March 31, 2005 are not necessary indicative of results to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2004 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. As of March 31, 2005 and December 31, 2004, substantially one financial institution managed all of the Company’s cash, cash equivalents and investments. The fair values of these investments are subject to fluctuation based on market prices.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records a general allowance based on the length of time other receivables are past due. Historically, such losses have been within management’s expectations. As of March 31, 2005 and December 31, 2004, no one customer accounted for 10 percent or more of the accounts receivable balance.

Revenue Concentrations

The Company derived approximately 22% and 11% of its revenues in the three months ended March 31, 2005 and 2004, respectively from its relationship with ePilot.com.

The Company derived approximately 16% and 7% of its revenues in the three months ended March 31, 2005 and 2004, respectively from its relationship with Search123.com.

The Company derived less than 10% and approximately 19% of its revenues in the three months ended March 31, 2005 and 2004, respectively from its relationship with Mamma.com.

The Company derived less than 10% and approximately 32% of its revenues in the three months ended March 31, 2005 and 2004, respectively from its relationship with Microsoft.

Use of Estimates and Assumptions

The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and contingent assets and liabilities during the reporting period. The Company basis its estimates on various factors and information which may include, but not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards SFAS 123 (“SFAS 123”), “Accounting for Stock-based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123 and related Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(4,340)	$(7,125)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23	50
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(569)	(2,125)

Pro forma net loss	$(4,886)	$(9,200)

Net loss per share
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.09)

For purposes of computing pro forma net loss, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

Options vest over several years, and new option awards are generally granted each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Segment Information

The Company operates in one primary business segment, listings. As of March 31, 2005 and December 31, 2004, all of the Company’s revenues included in continuing operations were generated in the United States of America. See Note 9 regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States of America.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” -revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The Company is required to adopt SFAS 123R beginning January 1, 2006.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for the three months ended March 31, 2005 and March 31, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements under SFAS 123R including the fair value model and transition method to select and expects the adoption to have a significant adverse impact on the consolidated statements of operations and net income per share.

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

The transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company’s results of operations since the date the acquisitions took place. The purchase prices have been allocated to assets acquired and liabilities assumed based on their fair values on the acquisition dates.

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

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2005	December 31, 2004
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$9,951	$9,951
Less accumulated amortization	(5,040)	(4,614)

Net purchased technology	4,911	5,337

Trade names	1,470	1,470
Less accumulated amortization	(245)	(167)

Net trade names	1,225	1,303

Other intangibles	1,921	1,921
Less accumulated amortization	(1,301)	(1,197)

Net other intangibles	620	724

Intangible assets, net	$6,756	$7,364

Intangible asset amortization expense was $0.6 million and $0.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and was included in cost of revenue and product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
Nine months ending December 31,
2005	$1,822
Fiscal year ending December 31,
2006	1,825
2007	1,553
2008	1,183
2009	344
Thereafter	29

4.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued compensation and related expenses	$1,343	$1,426
Accrued distribution and partner costs	2,382	3,428
Other	2,071	1,912

	$5,796	$6,766

5.	Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at March 31, 2005 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2005 remaining amount	$3,438	$3,065
2006	4,616	4,547
2007	4,684	4,684
2008	4,751	4,751
2009	4,412	4,412
Thereafter	—	—

Total	$21,901	$21,459

The Company has outstanding Standby Letters of Credit (“SBLC”) related to security of building leases and security for payroll processing of $2.0 million at March 31, 2005.

The above SBLC contain two financial covenants, the first requiring a minimum net worth of $20 million and the second requiring minimum liquid assets, as defined by the SBLC, of $40 million. At March 31, 2005, the Company was in compliance with both covenants.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution partners in connection with the sales or distribution of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Legal Proceedings

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests. The Company filed a demurrer to the complaint, which was overruled in January 2005. The Company filed an answer to the complaint in February 2005. The Company also filed a motion to strike certain allegations regarding claims for restitution, which was granted in part and denied in part in May 2005. The court has ordered the parties to meet and confer regarding appropriate discovery for plaintiffs’ motion for preliminary injunction. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and U.S. Citizens for Fair Credit Card Terms, Inc., filed a lawsuit on behalf of a proposed nationwide class of similarly situated persons in Circuit Court in Miller County, Arkansas. Subsequently, plaintiffs filed a first amended complaint and then a second amended complaint (“SAC”), each adding an additional plaintiff. The Company was served with the SAC in March 2005. The SAC names eleven search engines or web publishers as defendants (including the Company) and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The SAC seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The case was removed to United States District Court in Arkansas in March 2005. Plaintiffs filed a motion for remand in April 2005, which has been scheduled for hearing in May 2005. The Company’s response to the SAC is due by May 16, 2005. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

The Company is also involved in various litigation matters during the normal course of business. In management’s opinion, these matters are not expected to have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

6.	Net Loss Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator—Basic and diluted:
Net loss	$(4,340)	$(7,125)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	113,738	108,203
Dilutive common equivalent shares	—	—

Shares used to compute diluted EPS	113,738	108,203

Net loss per share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Options and warrants to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities include potential common stock relating to stock options and warrants as follows (in thousands):

	March 31, 2005	March 31, 2004
Options	9,134	11,089
Warrants	92	28

Total antidilutive shares	9,226	11,117

7.	Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company had agreed to pay taxes due related to forgiveness of the loan and imputed interest. The amount of imputed interest and tax adjustments charged to operations was $6,000 for the three months ended March 31, 2004. Due to the resignation of the Chief Financial Officer in 2003, the outstanding balance of $0.2 million was repaid in August 2004.

The Company has a related-party receivable from the BT LookSmart joint venture. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at March 31, 2005 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

8.	Restructuring Charges

Employee Severance Costs. In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. In 2003, severance charges associated with the reduction in force were $0.8 million. In the first and second quarters of 2004, the Company eliminated an additional 43 positions in the United States, which included a reduction in the Company’s sales force of 11 positions, a reduction in the Company’s general and administrative departments of 5 positions, a reduction in the Company’s product development department of 14 positions and a reduction in the Company’s editorial team of 13 positions. This reduction resulted in $0.5 million, $0.4 million and $0.1 million restructuring charges recognized in the first, second and third quarters of 2004, respectively. These costs are classified as restructuring charges on the condensed consolidated Statement of Operations, and are included in Operating Expenses. All severance costs were paid by the Company as of December 31, 2004.

Lease restructuring costs. In connection with the restructuring activities noted above, the Company closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003, and costs related to closing of further redundant leased facilities of $3.2 million in the first quarter of 2004. These costs are classified as restructuring charges on the condensed consolidated Statement of Operations, and are included in Operating Expenses.

As of December 31, 2004, the restructuring liability was $5.7 million. Of this amount, $1.3 million was included in other current portion of long-term liabilities and $4.4 million was included in other long-term liabilities on the condensed consolidated Balance Sheet.

As of March 31, 2005, the lease restructuring liability was $5.3 million. Of this amount, $1.1 million was included in other current portion of long-term liabilities and $4.2 million was included in other long-term liabilities on the condensed consolidated Balance Sheet.

The Company does not currently expect to incur significant further restructuring charges related to closing redundant leased facilities during the reminder of 2005. However, if it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

A reconciliation of the liability for the lease restructuring costs at December 31, 2004 to the liability for the three months ended March 31, 2005 is as follows (in thousands):

Lease Restructuring Costs
Balance at December 31, 2004	$5,631

Reclassification of deferred rent	(18)
Amortization of lease restructuring costs	(327)
Adjustment	25

Balance at March 31, 2005	$5,311

9.	Gain (Loss) from Discontinued Operations

In January 2004, the Company agreed to sell certain assets of its Australian subsidiary and related intellectual property rights to a subsidiary of Telstra Corporation Limited for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain the assets of its Japanese subsidiary and related intellectual property rights to Value Commerce for the sum of approximately $0.7 million. In March 2004, the Company agreed to sell certain assets of its United Kingdom subsidiary and related intellectual property rights to Crystal for the sum of approximately $0.1 million. The gain on disposal of these operations of $1.0 million, net of $0.4 million for transitional expenses, was recorded in the second quarter of 2004.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$3,910

Pretax net loss (excluding gain on disposal)	—	(438)
Tax benefit (expense)	67	(18)
Gain on disposal	15	—

Net gain (loss) from discontinued operations	$82	$(456)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, anticipated levels of restructuring charges, cost savings, product development efforts, the impact of legislative developments (such as the American Jobs Creations Act of 2004) on the Company’s financial condition, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, stock compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our listings business, and all other risks described below in the section entitled “Risk Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

LookSmart is a provider of Internet search solutions for portals, Internet service providers (“ISP’s”) and media companies, as well as a provider of marketing products for advertisers who want to be included in relevant search results. Our LookListings suite of products provides businesses of all sizes the opportunity to have listings for their company and products included in our broadly distributed web search results, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach millions of users in a highly targeted search context, we provide a proven method of acquiring customers, converting advertising leads into sales and generating useful marketing information for individual customer campaigns. Our campaign reporting technology enables advertisers to monitor the performance of their search marketing campaigns and request additions or changes to their listings through the use of password-protected online accounts.

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

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The Company basis its estimates on various factors and information which may include, but not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report.

Revenue Recognition. Revenues associated with listings products, including LookListings and affiliate commissions, are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist.

Listings revenue generated from our LookListings platform is primarily composed of per-click fees that we charge customers. The per-click fee charged for inclusion-targeted listings is set with a customer when the account is established. The per-click fee charged for keyword targeted listings is calculated based on the results of online bidding on keywords, up to a maximum cost per keyword set by the customer.

Affiliate revenues are included in listings revenue and are based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet users make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sales rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network.

The Company provides a reserve against revenue for estimated credits resulting from sales adjustments and returns in the event of product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

Allowance for Doubtful Accounts. Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed periodically based on factors including the application of historical collection rates to current receivables. The Company will record a reduction of its general allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than the Company has anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

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

Internal Use Software Development Costs. The Company accounts for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Restructuring Charges. We have recorded a restructuring reserve related to closing certain leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. Management’s judgment is required in estimating when the redundant facilities will be subleased and at what rate they will be subleased.

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 31, 2005

During the first quarter of 2005 we continued to focus on the following primary operating priorities:

•	Increasing our match rate. Our match rate, or the rate at which paid listings are matched against search queries, increased in the first quarter of 2005 in certain segments of search as a result of improved network traffic tools and re-tooling our sales force. The match rate is a key driver for our business because a higher match rate means a greater number of paid listings are competing for position in the sponsored links section of search results pages. We are currently rebuilding our sales force and devoting more resources to customer services and advertiser optimization to increase our overall match rate.

•	Improving our technology. We continued to focus on what our customers need, making improvements to our advertiser center to provide hourly updates to advertisers regarding their account spend information, adding a new keyword data update on an hourly basis, introducing a keyword suggestion tool, and adding two new listing products to streamline processes for advertisers. We also launched a re-vamped customer service structure with expanded hours and communications capabilities.

•	Growing our consumer products business. We continued focusing on LookSmart-owned properties and proprietary traffic. Our consumer products revenue grew by 36% from the fourth quarter of 2004. We redesigned and re-launched our FindArticles search and content site, which provides access to articles, launched our first five vertical search engines, and integrated Furl.net capabilities into all of our sites. We believe this development will increase the amount of proprietary traffic we receive through audience growth and repeat usage.

Revenues

(000’s)	Three Months Ended March 31, 2005	% Change 2004 to 2005	Three Months Ended March 31, 2004
Revenues	$12,001	(50)%	$23,850

Revenues in the first quarter of 2005 decreased compared to the first quarter of 2004 primarily due to the winding down of our relationship with Microsoft, which began in January of 2004. We derived 2% and 32% of our revenues in the first quarter of 2005 and the first quarter of 2004, respectively, from our relationship with Microsoft.

Average revenue per click decreased from $0.16 per click in the first quarter of 2004 to $0.14 in the first quarter of 2005. This decline was primarily the result of a reduction in our match rate in certain segments of search due to the decline in the number of advertisers.

We began recording revenue from the sale of consumer products in the second quarter of 2004. This revenue was less than 10% of total revenue in the first quarter of 2005.

Revenue for the second quarter of 2005 is expected to be at the same level as the first quarter as we continue to focus on improving the overall conversion rate of our traffic.

Cost of Revenues

(000’s)	Three Months Ended March 31, 2005	% Change 2004 to 2005	Three Months Ended March 31, 2004
Traffic acquisition costs	$6,664	(46)%	$12,416
Percentage of revenues	56%		52%
Other costs	1,628	16%	1,407

Cost of revenues	$8,292	(40)%	$13,823
Percentage of revenues	69%		58%

Traffic acquisition costs, the costs paid to our distribution partners, decreased during the first quarter of 2005 compared to the first quarter of 2004 primarily due to the decline in revenue. The increase in traffic acquisition costs as a percent of revenue in the first quarter of 2005 compared to the first quarter of 2004 reflects our continued efforts to improve our traffic quality and optimize traffic flow from our partners. These efforts included the removal of low-converting traffic from our distribution network in the first quarter of 2005.

We expect traffic acquisition costs as a percent of listings revenue to remain at 56-59% in the second quarter of 2005 as we continue optimizing our distribution network and focus on higher converting traffic.

Other costs of revenue consist of connectivity costs, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs increased in the first quarter of 2005 compared to the first quarter of 2004 due to additional line rental charges.

Operating Expenses

We are in the process of evaluating the option expensing requirements of SFAS 123R and expect the adoption to significantly increase operating expenses in 2006.

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

Sales and marketing expenses were as follows (dollar figures are in thousands):

	Three Months Ended March 31,
	2005	2004
Stock compensation related to variable options	$17	$(6)
Other sales and marketing expenses	1,618	2,761

Total sales and marketing expenses	$1,635	$2,755
Percentage of revenues	14%	12%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other sales and marketing expenses in the first quarter of 2005 decreased compared to the first quarter of 2004 primarily due to a reduction of salaries, wages and benefits of $1.1 million, resulting from the Company’s restructuring activities. This reduction was due to the Company’s headcount reduction of 26% from the first quarter of 2004 to the first quarter of 2005 and overall cost reduction efforts.

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

	Three Months Ended March 31,
	2005	2004
Amortization of deferred stock compensation	$14	$23
Stock compensation related to variable options	38	(20)
Capitalized software development costs	(126)	(349)
Other product development expenses	4,839	7,637

Total product development expenses	$4,765	$7,291
Percentage of revenues	40%	31%

Amortization of deferred stock compensation relates to stock granted to employees at less than market value. Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily related to a reduction in the number of engineers assigned to capitalizable projects.

The decrease in other product development expenses in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to a reduction in salaries and benefits of $2.4 million and facilities costs of $0.3 million due to the restructuring activities in early 2004 and overall cost reductions efforts.

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

General and administrative expenses were as follows (dollar figures are in thousands):

	Three Months Ended March 31,
	2005	2004
Stock compensation related to variable options	$(13)	$—
Other general and administrative expenses	2,195	3,111

Total general and administrative expenses	$2,182	$3,111
Percentage of revenues	18%	13%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

The decrease in other general and administrative expenses in the first quarter of 2005 compared to the first quarter of 2004 was due to a decrease in salaries and benefits of $0.6 million due to the restructuring activities early in 2004 and a decrease in costs of running our international operations and insurance of $0.6 million, partially offset by an increase of $0.4 million of additional audit, consulting and legal costs, primarily related to Sarbanes-Oxley compliance.

Restructuring Costs

Employee Severance Costs. In November 2003, we implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. In 2003, severance charges associated with the reduction in force were $0.8 million. In the first and the second quarters of 2004, we eliminated an additional 43 positions in the United States, which included a reduction in the Company’s sales force of 11 positions, a reduction in our general and administrative departments of 5 positions, a reduction in our product development department of 14 positions and a reduction in our editorial team of 13 positions. This reduction resulted in $0.5 million, $0.4 million and $0.1 million restructuring charges recognized in the first, second and third quarters of 2004, respectively. These costs are classified as restructuring charges on the condensed consolidated Statement of Operations, and are included in Operating Expenses. All severance costs were paid by the December 31, 2004.

Lease restructuring costs. In connection with the restructuring activities noted above, we closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003, and costs related to closing of further redundant leased facilities of $3.2 million in the first quarter of 2004.

We do not currently expect to incur significant further restructuring charges related to closing redundant leased facilities during the reminder of 2005. However, if it takes longer than expected to sublease the redundant leased facilities, or if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require adjustment to the original estimates.

Non-Operating Income

Interest and Other Non-Operating income, net. Interest and other non-operating income increased by $0.4 million in the first quarter of 2005 compared to the first quarter of 2004. This was due primarily to an increase in interest income on cash, cash equivalents and investments of $0.3 million as a result of higher overall interest rates earned by our investment portfolio, and a $0.1 million increase in gain on foreign currency transactions related to transfers of cash from our discontinued foreign entities.

Share of Joint Venture Loss. In 2003, share of joint venture loss included LookSmart’s 50% share of the loss of BT LookSmart. We do not expect significant additional gains or losses from the BT LookSmart joint venture in the future. The remaining investment balance at March 31, 2005 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture. We expect distribution of all remaining assets to occur in 2005.

Income Tax Expense

Income tax expense on continuing operations was $0.0 million in both the first quarter of 2005 and the first quarter of 2004 due to net loss occurred in both periods.

The effective tax rate in the upcoming quarters and for the year ending December 31, 2005 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain (Loss) from Discontinued Operations

In January 2004, we agreed to sell certain assets of our Australian subsidiary and related intellectual property rights to a subsidiary of Telstra Corporation Limited for the sum of approximately $0.7 million. In March 2004, we agreed to sell certain assets of our Japanese subsidiary and related intellectual property rights to Value Commerce for the sum of approximately $0.7 million. In March 2004, we agreed to sell certain assets of our United Kingdom subsidiary and related intellectual property rights to Crystal for the sum of approximately $0.1 million. The gain on disposal of the operations of $1.0 million, net of $0.4 million for transitional expenses, was recorded in the second quarter of 2004.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$3,910

Pretax net income (loss) (excluding gain on disposal)	—	(438)
Tax impact	67	(18)
Gain on disposal	15	—

Net gain (loss) from discontinued operations	$82	$(456)

As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of $0.5 million in 2005.

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent, marketing, travel) and partner payments related to cost of revenue. We ended the first quarter of 2005 with $62.6 million in cash, cash equivalents, short-term investments and long-term investments, a decrease from $63.9 million at December 31, 2004.

(000’s)	Three Months Ended March 31,
	2005	2004
Cash flows provided by (used in) operating activities	(967)	925
Cash flows provided by (used in) investing activities	2,919	(29,588)
Cash flows provided by financing activities	12	1,999

The termination of the Company’s distribution and licensing agreement with Microsoft significantly reduced the Company’s revenue and cash from operating activities in three months ended March 31, 2005 compared to the three months ended March 31, 2004. In order to minimize the impact of the termination of the Microsoft agreement on the Company’s liquidity, the Company implemented a restructuring plan.

The decrease in cash provided by (used in) operating activities in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to a net loss and a decrease in accrued liabilities of $1.3 million, offset by a decrease in accounts receivable of $1.9 million. Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of March 31, 2005 and has deemed it to be adequate.

Net cash provided by (used in) investing activities in the first quarter of 2005 and the first quarter of 2004 included purchases of equipment and capitalization of costs related to internally developed software of $0.2 million and $1.7 million, respectively. Cash provided by investing activities in the first quarter of 2005 included proceeds from sale of short-term investments of $5.0 million and maturities of investments of $1.9 million. Cash used in the first quarter of 2004 included proceeds from sale of short-term investments of $2.0 million.

In the first quarter of 2005 and the first quarter of 2004, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $24,000 and $2.0 million, respectively.

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

Contractual Obligations and Commercial Commitments

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2004, we believe that there have been no significant changes in contractual obligations or commercial commitments.

Operating Lease Obligations—Our operating lease obligations relate primarily to our San Francisco headquarters.

Capital Lease Obligations—We have no material capital lease obligations.

Note Obligation —We have a note agreement to finance tenant improvements that bears interest at 9% per annum.

Purchase Obligations – Our purchase obligations consist of commitments for both merchandise and services.

Guarantees Under Letters of Credit — We have obtained standby letters of credit from time to time as security for certain liabilities. At March 31, 2005, we had outstanding letters of credit related to security of building leases and security for payroll processing of $2.0 million.

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

RISK FACTORS AFFECTING OPERATING RESULTS

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

Our financial results are highly concentrated in the listings business; if we are unable to grow listings revenues and find alternative sources of revenue, our financial results will suffer

Listings accounted for more than 90% of our revenues in the first three months of 2005 and will likely account for substantially all of our revenues in 2005. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Advertisers and partners may not adopt our listings products at projected rates, or changes in market conditions may affect the adoption of our listings products. Because of our revenue concentration in the listings business, such shortfalls or changes could have a negative impact on our financial results. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues will be seriously harmed

In the first quarter of 2005, substantially all of our revenues came from search traffic on our distribution network. We may be unable to maintain key partners in our distribution network. Our distribution network is concentrated, with our five largest network partners accounting for approximately 54% of our revenues in the first quarter of 2005. If we lose any significant portion of our distribution network, we would need to find alternative sources of high quality click traffic to replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, it may not be available at reasonable prices, it will likely be subject to competition from various paid search providers, and it may be of lower quality. The search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with high quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

We may be unable to achieve operating profitability in the foreseeable future, and if we achieve operating profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $4.3 million in the first quarter of 2005 and as of March 31, 2005, our accumulated deficit was $190 million. We may be unable to achieve operating profitability in the foreseeable future and, if we regain operating profitability, we may be unable to maintain it. Our ability to achieve and maintain operating profitability will depend on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, expand our proprietary traffic sources, and expand our advertiser base. We may be unable to do so because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to invest in product development, marketing and search technologies, and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve operating profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the first quarter of 2005, for example, our average revenue per click and average match rate decreased compared to the first quarter of 2004. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate fall for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our advertiser base; if our advertiser base and average advertiser spend continues to fall, our financial results will suffer

Our growth depends on our ability to build an advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of small distribution sources, may change as new distribution sources are added and old distribution sources are removed. Advertisers may view these changes to the distribution network negatively, and existing or potential advertisers may elect to purchase fewer or no LookListings. If this occurs, it is likely that our average revenue per click and average match rate may decline, we may be unable to meet our financial guidance, and our stock price would likely suffer.

If we fail to prevent, detect and remove fraudulent clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Click fraud is an ongoing problem for the Internet advertising industry, and we are exposed to the risk of fraudulent clicks on our paid listings. Click fraud occurs when a person or robotic software clicks on a paid listing for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating click fraud from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our search network. We are subject to advertiser complaints and litigation regarding click fraud, and advertisers may continue to lodge complaints due to the perception that click fraud has occurred. We have from time to time credited invoices or refunded revenue to our customers due to click fraud, and we expect to continue to do so in the future. If our fraud detection systems are insufficient, or if we find new evidence of past fraudulent clicks, we may have to issue credits or refunds retroactively to our advertisers, yet we may still have to pay revenue share to our network partners. This would negatively affect our profitability and hurt our brand. If fraudulent clicks are not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our listings because the fraudulent clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our listings, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Our securities may be delisted from the Nasdaq National Market

The Nasdaq National Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On April 15, 2005 Nasdaq sent us a letter stating that for the prior thirty trading days, our stock price had closed below $1.00. We have until October 12, 2005 to regain compliance with the Nasdaq listing requirements by having our stock price close at or above $1.00 for a minimum of ten consecutive business days, or such longer period of time as required by Nasdaq. If we are unable to regain compliance, our securities will be delisted from the Nasdaq National Market. We may be ineligible at that point in time for an extension of time to regain compliance or to shift our listing to the Nasdaq Small Cap Market. If delisting occurs, our securities will not enjoy the same liquidity as shares that are traded on the Nasdaq National Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline. If we fail to meet Australian Stock Exchange listing requirements, we may be delisted from that exchange as well.

If we do not introduce new products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new products and services, adapt to new business environments and competition, and generate traffic to our consumer web properties in order to reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert Web traffic away from our search network and consumer web properties. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods, and might cause our profitability to decline significantly. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new consumer products and services may not be broadly adopted by customers, in which case we would eventually need to obtain additional financing or cease operations.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled software development, technical, sales, and management personnel. The loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our business depends on Internet service providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues

Our users, partners and customers depend on ISPs, online service providers and other third parties for access to LookSmart search results. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income

As described in note 1 to the consolidated financial statements in this report, the Company is required to adopt SFAS 123R (accounting for stock options using the fair value method of accounting) starting January 1, 2006, which will likely increase our compensation expenses related to stock options. The adoption of SFAS 123R will likely have a significant adverse impact on our financial statements and net income per share.

We may face liability for claims related to our listings business, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. As we face increasing competition, the possibility of intellectual property rights claims against us grows, and we cannot guarantee that our services do not infringe the intellectual property rights of others. Lawsuits are filed against us from time to time, and we are currently subject to two purported class action lawsuits in connection with our listings services. In addition, we are obligated in some cases to indemnify our customers or partners in the event that they are subject to claims that our services infringe on the rights of others.

Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our insurance may not adequately cover claims of this type, if at all. If a court were to determine that some aspect of our search services or listings infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenues and business. For any of the foregoing reasons, litigation involving our listings business and technology could have a material adverse effect on our business, operating results and financial condition.

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

Litigation, regulation or enforcement actions directed at the search engine industry may adversely affect the commercial use of our search service and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the search engine industry may limit the delivery, appearance and content of our advertising or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our listings, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

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

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by Chess Depository Interest (CDI) holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of May 2, 2005, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 11.9 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. An interruption in our ability to serve search results, track paid clicks, and provide customer support would materially and adversely affect our financial results.

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

We have acquired businesses and technologies in recent years, including the acquisition of certain assets from BioNet Systems, LLC in the second quarter of 2004 and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We license to end users certain software we acquired from BioNet Systems, LLC, but we may lack the managerial and technical resources necessary to implement a successful software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates.

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

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress is considering new legislation to regulate Internet privacy, and the Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet users may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

Our search engine places information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific users with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

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

We may incur unforeseen expenses and liabilities in connection with the dissolution of BT LookSmart and closure of our international operations

We are still in the process of dissolving our joint venture, BT LookSmart, and our other international operations. Withdrawal from foreign markets and closure or dissolution of foreign operations may be more costly than we anticipated, possibly involving employment-related litigation or tax audits. If we incur costs in excess of the amounts we forecasted in connection with these activities, our financial results would be materially and adversely affected.

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

Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term and long-term investments. The Company had no derivative financial instruments as of March 31, 2005 or December 31, 2004. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of March 31, 2005 or December 31, 2004, the increase or decline in the fair value of the portfolio would not be material.

Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were 0% and 14% in the first quarter of 2005 and the first quarter of 2004, respectively, of total revenue and were derived from our Australian, United Kingdom and Japanese operations. The Company’s international business was subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian dollar, the United Kingdom Pound, the Japanese Yen and the United States dollar. In the first quarter of 2004, the Company signed agreements to sell the assets and activities of its international subsidiaries and has commenced liquidation procedures of all international entities.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

(b) Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report.

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

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests. The Company filed a demurrer to the complaint, which was overruled in January 2005. The Company filed an answer to the complaint in February 2005. The Company also filed a motion to strike certain allegations regarding claims for restitution, which was granted in part and denied in part in May 2005. The court has ordered the parties to meet and confer regarding appropriate discovery for plaintiffs’ motion for preliminary injunction. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and U.S. Citizens for Fair Credit Card Terms, Inc., filed a lawsuit on behalf of a proposed nationwide class of similarly situated persons in Circuit Court in Miller County, Arkansas. Subsequently, plaintiffs filed a first amended complaint and then a second amended complaint (“SAC”), each adding an additional plaintiff. The Company was served with the SAC in March 2005. The SAC names eleven search engines or web publishers as defendants (including the Company) and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The SAC seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The case was removed to United States District Court in Arkansas in March 2005. Plaintiffs filed a motion for remand in April 2005, which has been scheduled for hearing in May 2005. The Company’s response to the SAC is due by May 16, 2005. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

The Company is also involved in various litigation matters during the normal course of business. In management’s opinion, these matters are not expected to have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Bylaws

4.1(4)	Form of Specimen Stock Certificate

4.2(6)	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers

10.2(1)	Amended and Restated 1998 Stock Plan

10.3(1)	1999 Employee Stock Purchase Plan

10.7(3)	Zeal Media, Inc. 1999 Stock Plan

10.8(5)	Wisenut, Inc. 1999 Stock Incentive Plan

10.12(1)	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999

10.16(1)	Summary Plan Description of 401(k) Plan

10.54(7)	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.

(3)	Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000.

(4)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(5)	Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002.

(6)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004.

(7)	Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005.