Form 10-Q
period 2005-06-30
LOOKSMART LTD
filed 2005-08-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, there were 113,853,274 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,602	$45,054
Short term investments	7,685	7,648
Trade accounts receivable, net of allowance for doubtful accounts of $302 at June 30, 2005 and $497 at December 31, 2004 and allowance for returns of $37 at June 30, 2005 and $965 at December 31, 2004	2,272	3,880
Prepaid expenses	575	1,042
Other current assets	884	1,174

Total current assets	55,018	58,798
Long term investments	9,822	11,198
Property and equipment, net	4,959	5,988
Security deposits and other assets	2,704	3,318
Intangible assets, net	6,148	7,364
Goodwill	14,422	14,422

Total assets	$93,073	$101,088

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	2,398	360
Accrued expenses and other current liabilities	6,831	8,032
Customer deposits	1,522	1,525

Total current liabilities	10,751	9,917
Other long term liabilities, net of current portion	5,948	5,071

Total liabilities	16,699	14,988
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at June 30, 2005 and December 31, 2004; Issued and Outstanding: none at June 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; Authorized: 200,000 at June 30, 2005 and December 31, 2004; Issued and Outstanding: 114,407 and 114,271 at June 30, 2005 and December 31, 2004, respectively	113	113
Additional paid-in capital	271,647	271,604
Other equity	382	395
Accumulated deficit	(195,768)	(186,012)

Total stockholders’ equity	76,374	86,100

Total liabilities and stockholders’ equity	$93,073	$101,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues	$10,225	$19,131	$22,226	$42,981
Cost of revenues	6,620	11,003	14,912	24,826

Gross profit	3,605	8,128	7,314	18,155

Operating expenses:
Sales and marketing	1,714	1,794	3,349	4,549
Product development	4,332	5,991	9,097	13,282
General and administrative	1,539	2,252	3,721	5,363
Restructuring charges	1,879	420	1,904	4,054

Total operating expenses	9,464	10,457	18,071	27,248

Loss from operations	(5,859)	(2,329)	(10,757)	(9,093)
Non-operating income	426	52	904	147

Loss from continuing operations before income taxes	(5,433)	(2,277)	(9,853)	(8,946)
Income tax expense	(11)	—	(13)	—

Loss from continuing operations	(5,444)	(2,277)	(9,866)	(8,946)
Gain from discontinued operations, net of tax	28	1,040	110	584

Net loss	(5,416)	(1,237)	(9,756)	(8,362)
Other comprehensive loss:
Change in unrealized gain (loss) on securities during the period	37	3	(40)	1
Change in translation adjustment	—	(310)	—	16

Comprehensive loss	$(5,379)	$(1,544)	$(9,796)	$(8,345)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.09)	$(0.08)
Gain from discontinued operations, net of tax	0.00	0.01	0.00	0.01

Net loss	$(0.05)	$(0.01)	$(0.09)	$(0.08)

Weighted average shares outstanding used in per share calculation	113,784	111,235	113,761	109,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,756)	$(8,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,010	3,936
Stock based compensation (reversal)	(10)	61
Loss (gain) from sale of assets and other non-cash charges	209	(771)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	1,608	16,059
Prepaid expenses	467	1,137
Other assets	290	365
Trade accounts payable	2,038	(1,669)
Accrued expenses and other current liabilities	(301)	(14,030)
Customer deposits	(3)	(1,879)

Net cash used in operating activities	(1,448)	(5,153)

Cash flows from investing activities:
Purchase of investments	(5,791)	(22,133)
Maturities of investments	1,881	—
Proceeds from sale of investments	5,000	82
Payments for property, equipment and capitalized software development	(1,150)	(1,800)
Proceeds from sale of discontinued operations	—	1,484
Acquisition of NetNanny	—	(877)

Net cash used in investing activities	(60)	(23,244)

Cash flows from financing activities:
Repayment of notes	(25)	(50)
Proceeds from issuance of common stock	81	3,557

Net cash provided by financing activities	56	3,507

Effect of exchange rate changes on cash	—	(16)

Decrease in cash and cash equivalents	(1,452)	(24,906)
Cash and cash equivalents, beginning of period	45,054	63,866

Cash and cash equivalents, end of period	$43,602	$38,960

Supplemental disclosure of non-cash investing activities:
Issuance of common stock as consideration in a business combination	$—	$4,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies:

Nature of Business and Principles of Consolidation

LookSmart is a provider of technology, content and tools for publishers, a provider of search results, via sites, for consumers, as well as a provider of marketing products for advertisers who want to be included in relevant search results on LookSmart sites or on our distribution partners’ sites.

The unaudited condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the first quarter of 2004, the Company signed agreements to sell certain assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the condensed consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these condensed consolidated financial statements. Results of the international operations are included in the separate line item Gain from discontinued operations, net of tax, for all periods presented in these condensed consolidated financial statements. The results of the discontinued operations are summarized in Note 9 to these financial statements.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 reflect all adjustments which are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of results to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with LookSmart’s audited consolidated financial statements and notes for the year ended December 31, 2004 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. As of June 30, 2005 and December 31, 2004, one financial institution managed all of the Company’s cash, cash equivalents and investments. The fair values of these investments are subject to fluctuation based on market prices.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records a general allowance based on the length of time other receivables are past due. Historically, such losses have been within management’s expectations. As of June 30, 2005, one customer accounted for 12% of the accounts receivable balance. No one customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2004.

Revenue Concentrations

The Company derived the following percentages of its revenue from its relationship with significant traffic providers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Company 1	18%	18%	21%	14%
Company 2	13%	9%	15%	8%
Company 3	10%	0%	10%	0%
Company 4	3%	16%	3%	18%
Company 5	1%	9%	2%	22%

Use of Estimates and Assumptions

The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. The reclassifications had no material impact on net loss or equity.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(5,416)	$(1,237)	$(9,756)	$(8,362)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(13)	11	10	61
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(496)	(1,379)	(1,065)	(3,504)

Pro forma net loss	$(5,925)	$(2,605)	$(10,811)	$(11,805)

Net loss per share:
As reported	$(0.05)	$(0.01)	$(0.09)	$(0.08)
Pro forma	(0.05)	(0.02)	(0.10)	(0.11)

For purposes of computing pro forma net loss, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

Options vest over several years, and new option awards are generally granted each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net loss in future years.

Segment Information

The Company operates in one primary business segment, listings. As of June 30, 2005 and December 31, 2004, all of the Company’s revenues included in continuing operations were generated in the United States of America. See Note 9 regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States of America.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued FASB 154 (“FASB 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. FASB 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” - revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The Company is required to adopt SFAS 123R beginning January 1, 2006.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for the three and six months ended June 30, 2005 and June 30, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements under SFAS 123R including the fair value model and transition method to select and expects the adoption to have a significant adverse impact on the consolidated statements of operations and net loss per share.

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

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. Goodwill and intangible assets are as follows (in thousands):

	June 30, 2005	December 31, 2004
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$9,951	$9,951
Less accumulated amortization	(5,466)	(4,614)

Net purchased technology	4,485	5,337
Trade names	1,470	1,470
Less accumulated amortization	(323)	(167)

Net trade names	1,147	1,303
Other intangibles	1,921	1,921
Less accumulated amortization	(1,405)	(1,197)

Net other intangibles	516	724

Intangible assets, net	$6,148	$7,364

Intangible asset amortization expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively, and is included in cost of revenue and product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
Six months ending December 31,
2005	$1,214
Fiscal year ending December 31,
2006	1,825
2007	1,553
2008	1,183
2009	344
Thereafter	29

4.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued compensation and related expenses	$1,656	$1,426
Accrued distribution and partner costs	1,959	3,428
Current portion of restructuring liability	1,505	1,187
Other	1,711	1,991

	$6,831	$8,032

5.	Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at June 30, 2005 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2005 remaining amount	$2,294	$2,045
2006	4,616	4,547
2007	4,684	4,684
2008	4,751	4,751
2009	4,412	4,412

Total	$20,757	$20,439

The Company has outstanding Standby Letters of Credit (“SBLC”) related to security of building leases and security for payroll processing of $2.0 million at June 30, 2005.

The above SBLC contain two financial covenants, the first requiring a minimum net worth of $20 million and the second requiring minimum liquid assets, as defined by the SBLC, of $40 million. At June 30, 2005, the Company was in compliance with both covenants.

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

Legal Proceedings

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests, and the Company has responded to the complaint and filed a motion to strike certain allegations, which the court denied in part and granted in part. The court also allowed certain discovery to proceed with respect to plaintiffs’ motion for preliminary injunction. Recently the court ordered an October 2005 trial on an issue in the case. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and U.S. Citizens for Fair Credit Card Terms, Inc., filed a lawsuit on behalf of a proposed nationwide class of similarly situated persons in Circuit Court in Miller County, Arkansas. Subsequently, plaintiffs filed first and second amended complaints adding additional plaintiffs. The Company was served with the second amended complaint in March 2005, which names eleven search engines or web publishers as defendants (including the Company)

and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The case was removed to United States District Court in Arkansas in March 2005. Plaintiffs subsequently filed a motion for remand, which was recently granted. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

The Company is also involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect the Company’s future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator – basic and diluted:
Net loss	$(5,416)	$(1,237)	$(9,756)	$(8,362)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic and diluted EPS	113,784	111,235	113,761	109,716

Net loss per basic and diluted share	$(0.05)	$(0.01)	$(0.09)	$(0.08)

Options and warrants to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities include potential common stock relating to stock options and warrants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options	14,075	1,364	9,185	1,832
Warrants	79	45	59	50

Total antidilutive shares	14,154	1,409	9,244	1,882

7.	Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company had agreed to pay taxes due related to forgiveness of the loan and imputed interest.

The amount of imputed interest and tax adjustments charged to operations were $6,000 and $12,000, respectively, for the three and six months ended June 30, 2004. Due to the resignation of the Chief Financial Officer in 2003, the outstanding balance of $0.2 million was repaid in August 2004.

The Company has a related-party receivable from the BT LookSmart joint venture. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at June 30, 2005 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

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

The Company has had limited success in subleasing the unused space since the establishment of the restructuring reserve and has modified the original estimates in the second quarter of 2005. This resulted in additional restructuring charges of $1.9 million, reflecting the reduced probability of subleasing the available space.

As of June 30, 2005, the lease restructuring liability was $6.7 million. Of this amount, $1.5 million was included in other current portion of long-term liabilities and $5.2 million was included in other long-term liabilities on the condensed consolidated Balance Sheet.

The Company does not currently expect to incur significant further restructuring charges related to closing redundant leased facilities during the remainder of 2005. However, if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require further adjustment to the original estimates.

A reconciliation of the liability for the lease restructuring costs at December 31, 2004 to the liability for the three months ended June 30, 2005 is as follows (in thousands):

Lease Restructuring Costs
Balance at December 31, 2004	$5,631
Reclassification of deferred rent	(184)
Amortization of lease restructuring costs	(657)
Adjustment	1,903

Balance at June 30, 2005	$6,693

9.	Gain from Discontinued Operations

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

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$2,126	$—	$6,036

Pretax net loss (excluding gain on disposal)	—	17	—	(439)
Tax benefit	—	—	67	—
Gain on disposal	28	1,023	43	1,023

Net gain from discontinued operations	$28	$1,040	$110	$584

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. These forward-looking statements include without limitation statements about our future operating results and financial performance, including mix of revenue streams, ability to control and/or reduce operating expenses and anticipated gross margins; our business and our business outlook, including the development and execution of new products, services, business initiatives and strategies and demand for our products and services; our plans to maintain and/or expand our network of distribution partners and our advertiser base; our new product plans, including our continued entry into, and performance in, the vertical search market; and our expectations regarding our ability to reduce low-converting traffic or detect “click fraud” in our network; anticipated levels of restructuring charges; the impact of legislative developments on the Company; general outlook of our business and industry; competitive position; stock compensation and adequate liquidity to fund our operations and meet our other cash requirements. All forward-looking statements are based on current expectations, estimates, beliefs, assumptions, goals and objectives, are subject to numerous known and unknown risks, uncertainties and other factors and are not guarantees of future performance or events. Actual results may differ materially from those anticipated in the forward-looking statements due to various risks, uncertainties and other factors such as, without limitation, our ability to maintain net profitability in future quarters, our ability to preserve our expertise in search product development, our ability to maintain, expand and diversify our network of distribution partners, in the face of vigorous product-based and price-based competition for their business, our ability to integrate our acquired businesses and to harvest from them significant gains in proprietary traffic, our ability to maintain traffic volumes in light of changes in the composition of our distribution network, our ability to improve our match rate, average CPC or other advertiser metrics, and all other risks described below in the section entitled “Risk Factors Affecting Operating Results” and elsewhere in this report. All forward-looking statements reflect the current belief of the Company as of the date hereof, and we expressly disclaim any obligation to update any forward-looking statements.

BUSINESS OVERVIEW

LookSmart is a provider of technology, content and tools for publishers, search results for consumers, as well as a provider of marketing products for advertisers who want to be included in relevant search results on either LookSmart sites or on our distribution partners’ sites.

We distribute our search results across a distribution network by partnering with Internet portals, ISP’s, search engines and media companies and running on LookSmart-owned sites. These companies have increasingly recognized the valuable nature of search services for their web sites. We offer distribution partners a search solution with two important benefits. First, our search solution provides highly relevant search results for their users, which can help to maintain the users’ satisfaction and increase repeat visits of those users. Second, we share with our distribution partners a portion of the listings revenues that we generate from clicks on paid listings in those search results.

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The Company bases its estimates on various factors and information which may include, but not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report.

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

Restructuring Charges

We have recorded a restructuring reserve related to closing certain leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities”. Management’s judgment is required in estimating when the redundant facilities will be subleased and at what rate they will be subleased.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 30, 2005

During the second quarter of 2005, we continued to focus on three primary operating priorities:

•	Improving our traffic conversion standards. We continued excising traffic sources from our distribution network that do not conform to quality standards of our advertisers. In addition, we introduced run-of-site products offering unused advertisement space at a discounted rate per click. As a result, our match rate, or the rate at which paid listings are matched against search queries, grew by 7%, excluding our run-of-site products, from first quarter of 2005 to second quarter of 2005. The match rate is a key driver for our business because a higher match rate means a greater number of paid listings are competing for position in the sponsored links section of search results pages. We expect to continue major traffic optimization efforts in the third quarter of 2005.

•	Developing syndicated solutions for publishers. We continued focusing on what our partners need. During the second quarter, we launched our LookSmart SearchWISE solution for publishers designed to improve the user’s search experience and increase usage and visits. We also rolled out LookSmart AdWISE allowing publishers to own the advertiser relationships and maximize yield. These offerings include a white-labeled advertising management center, search of a publisher’s own archived content, and a tailored version of our Furl online book marking system for publishers. As a result of these efforts, we signed technology-licensing agreements with a major publisher and a major media company. Implementation of these projects is expected to begin in the third quarter of 2005.

•	Focusing on our vertical search business. We redefined our approach strategically focusing on our vertical search business. We are leveraging our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We expect to launch numerous vertical search sites in addition to ten sites launched in the first half of 2005.

Revenues

	Three Months Ended June 30,		% Change 2004 to 2005	Six Months Ended June 30,		% Change 2004 to 2005
(000’s)	2005	2004		2005	2004
Revenues	$10,225	$19,131	(47)%	$22,226	$42,981	(48)%

Revenues in the three and six months ended June 30, 2005 decreased compared to the three and six months ended June 30, 2004 primarily due to a proactively managed reduction of our distribution network, a decline in the number of customers and the winding down of our relationship with Microsoft, which winding down began in January of 2004. We derived 2% and 22% of our revenues in the first half of 2005 and the first half of 2004, respectively, from our relationship with Microsoft.

Total paid clicks were 80 million and 164 million in the three and six months ended June 30, 2005, respectively, compared to 119 million and 264 million in the three and six months ended June 30, 2004, respectively. Average revenue per click, excluding discounted, run-of-site products, decreased to $0.15 per click and $0.14 per click in the three and six months ended June 30, 2005, respectively, compared to $0.16 in the three and six months ended June 30, 2004. This decline was primarily the result of a reduction in our match rate in certain segments of search due to the decline in the number of advertisers and distribution partners.

We began recording revenue from the sale of advertising on our vertical search products in the second quarter of 2004. This revenue was less than 10% of total revenue in the three and six months ended June 30, 2005.

Revenue is expected to decline in the third quarter of 2005 compared to the second quarter of 2005 as we continue optimizing our distribution network and reducing the number of partners.

Cost of Revenues

	Three Months Ended June 30,		% Change 2004 to 2005	Six Months Ended June 30,		% Change 2004 to 2005
(000’s)	2005	2004		2005	2004
Traffic acquisition costs	$5,224	$9,699	(46)%	$11,888	$22,115	(46)%
Percentage of revenues	51%	51%		53%	51%
Other costs	1,396	1,304	7%	3,024	2,711	12%

Total cost of revenues	$6,620	$11,003	(40)%	$14,912	$24,826	(40)%
Percentage of revenues	65%	58%		67%	58%

Traffic acquisition costs, the costs paid to our distribution partners, decreased during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily due to the decline in revenue. The slight increase in traffic acquisition costs as a percent of revenue in first half of 2005 compared to the first half of 2004 reflects our continued efforts to improve our traffic quality and optimize traffic flow from our partners. These efforts included the removal of low-converting traffic from our distribution network in the first half of 2005.

We expect traffic acquisition costs as a percent of listings revenue to increase to 56-59% in the third quarter of 2005 due to continuous traffic optimization efforts.

Other costs of revenue consist of connectivity costs, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs increased during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to additional line rental charges and cost of consumer product traffic.

Operating Expenses

We are in the process of evaluating the option expensing requirements of SFAS 123R and expect the adoption to significantly increase operating expenses in 2006.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for the Company’s sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation and the provision for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities.

Sales and marketing expenses were as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock compensation related to variable options	—	(8)	(17)	(2)
Other sales and marketing expenses	1,714	1,802	3,366	4,551

Sales and marketing	$1,714	$1,794	$3,349	$4,549
Percentage of total revenues	17%	9%	15%	11%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other sales and marketing expenses decreased primarily due to a reduction in salaries and benefits by of $0.2 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and $1.3 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in salaries and benefits reflects a 30% reduction in headcount as a result of the Company’s restructuring activities in 2004 and lower revenue base in 2005.

Product Development. Product development costs include all costs related to the development and engineering of new products and continued development of our search databases and additional features for our customer account management platform. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development expenses were as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Amortization of deferred stock compensation	13	20	27	43
Stock compensation related to variable options	—	(7)	(38)	13
Capitalized software development costs	(181)	506	(307)	158
Other product development expenses	4,500	5,472	9,415	13,068

Total product development expenses	$4,332	$5,991	$9,097	$13,282
Percentage of revenues	42%	31%	41%	31%

Amortization of deferred stock compensation relates to stock granted to employees at less than market value. Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily related to a write off in the second quarter of $0.8 million in software previously capitalized for projects that were cancelled in the second quarter of 2004 as they related to projects that were not aligned with our 2004 operating plan. The decrease in other product development expenses in the second quarter of 2005 compared to the second quarter of 2004 was due primarily to a reduction in salaries and benefits of $0.5 million and facilities costs of $0.3 million due to the restructuring activities in early 2004 and overall cost reductions efforts.

The decrease in other product development expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to a reduction in salaries and benefits of $2.8 million due to the restructuring activities and a headcount reduction of approximately 17%. We expect product development expenses to increase slightly during the remainder of 2005.

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

General and administrative expenses were as follows (dollar figures are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock compensation related to variable options	—	—	13	—
Other general and administrative expenses	1,539	2,252	3,708	5,363

Total general and administrative expenses	$1,539	$2,252	$3,721	$5,363
Percentage of total revenues	15%	12%	17%	12%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other general and administrative expense decreased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to a decrease in professional services of $0.3 million and a decrease of insurance costs of $0.3 million. The decrease in expenses in the six months ended June 30, 2005 compared to June 30, 2004 was due to a decrease in salaries and benefits of $0.6 million reflecting a 38% reduction in headcount and a decrease in international costs of $0.9 million. We expect other general and administrative expenses to increase during the remainder of 2005 compared to the first half of 2005 as we anticipate an increase in professional fees in the second half of 2005 compared to the first half of 2005 related to compliance with the Sarbanes-Oxley Act.

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

We have had limited success in subleasing the unused space since the establishment of the restructuring reserve and accordingly modified the original estimates related to subleases in the second quarter of 2005. This resulted in additional restructuring charges of $1.9 million, reflecting the reduced probability of subleasing the available space.

We do not currently expect to incur significant further restructuring charges related to closing redundant leased facilities during the remainder of 2005. However, if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed estimated accrued facility costs and may require further adjustment to the original estimates.

Non-Operating Income

Interest and Other Non-Operating income, net. Interest and other non-operating income increased by $0.8 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This was due to an increase in interest income on cash, cash equivalents and investments as a result of higher overall interest rates earned by our investment portfolio. Interest and other non-operating income increased by $0.4 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to the same factor.

Income Tax Expense

The Company did not incur any significant income tax expense in the three and six months ended June 30, 2005 and 2004 due to net loss incurred in these periods.

The effective tax rate in the upcoming quarters and for the year ending December 31, 2005 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain from Discontinued Operations

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

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$2,126	$—	$6,036

Pretax net loss (excluding gain on disposal)	—	17	—	(439)
Tax benefit	—	—	67	—
Gain on disposal	28	1,023	43	1,023

Net gain from discontinued operations	$28	$1,040	$110	$584

As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of $0.5 million in 2005.

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent), payments to distribution partners related to cost of revenue and professional services related to audit costs. We ended the second quarter of 2005 with $61.1 million in cash, cash equivalents, short-term investments and long-term investments, a decrease from $63.9 million at December 31, 2004. Our short-term and long-term investments decreased by $1.3 million from December 31, 2004 to June 30, 2005.

(000’s)	Six Months Ended June 30,
	2005	2004
Cash flows used in operating activities	(1,448)	(5,153)
Cash flows used in investing activities	(60)	(23,244)
Cash flows provided by financing activities	56	3,507

The termination and winding down of the Company’s distribution and licensing relationship with Microsoft significantly reduced the Company’s revenue and cash from operating activities in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In order to minimize the impact of the termination of the Microsoft agreement on the Company’s liquidity, the Company implemented a restructuring plan.

The decrease in cash used in operating activities in the first half of 2005 compared to the first half of 2004 was primarily due to an increase in accounts payable of $2.0 million due to timing difference of payment cycles and a decrease in accounts receivable of $1.6 million due to a reduction of revenue. Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of June 30, 2005 and has deemed it to be adequate.

Net cash used in investing activities in the first half of 2005 and the first half of 2004 included purchases of investments of $5.8 million and $22.1 million, respectively, and purchases of equipment and capitalization of costs related to internally developed software of $1.2 million and $1.8 million, respectively. Cash used in investing activities in the first half of 2004 also included the purchase of NetNanny, which used $0.9 million in cash in the first half of 2004 and was offset by proceeds from the sale of discontinued operations of $1.5 million. Cash provided by investing activities in the first half of 2005 included proceeds from sale of investments of $5.0 million and maturities of investments of $1.9 million.

In the six months ended June 30, 2005 and 2004, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $0.1 and $3.6 million, respectively.

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

Purchase Obligations — Our purchase obligations consist of commitments for both merchandise and services.

Guarantees Under Letters of Credit — We have obtained standby letters of credit from time to time as security for certain liabilities. At June 30, 2005, we had outstanding letters of credit related to security of building leases and security for payroll processing of $2.0 million.

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

Our financial results are highly concentrated in the listings business; if we are unable to grow listings revenues and find alternative sources of revenue, our financial results will suffer

Listings accounted for more than 90% of our revenues in the six months ended June 30, 2005 and will likely account for substantially all of our revenues in 2005. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Advertisers and partners may not adopt our listings products at projected rates, or changes in market conditions may affect the adoption of our listings products. Because of our revenue concentration in the listings business, such shortfalls or changes could have a negative impact on our financial results. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues will be seriously harmed

In the first half of 2005, substantially all of our revenues came from search traffic on our distribution network. We may be unable to maintain key partners in our distribution network. Our distribution network is concentrated, with our five largest network partners accounting for approximately 49% and 56% of our revenues in the three and six months ended June 30, 2005, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of high quality click traffic to replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, it may not be available at reasonable prices, it will likely be subject to competition from various paid search providers, and it may be of lower quality. The search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with high quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

We may be unable to achieve operating profitability in the foreseeable future, and if we achieve operating profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $9.8 million in the six months ended June 30, 2005 and as of June 30, 2005 our accumulated deficit was $196 million. We may be unable to achieve operating profitability in the foreseeable future and, if we regain operating profitability, we may be unable to maintain it. Our ability to achieve and maintain operating profitability will depend on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, expand our proprietary traffic sources, and expand our advertiser base. We may be unable to do so because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve operating profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the first half of 2005, for example, our average revenue per click and average match rate decreased compared to the first half of 2004. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate fall for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

If we fail to prevent, detect and remove fraudulent clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Click fraud is an ongoing problem for the Internet advertising industry, and we are exposed to the risk of fraudulent clicks on our paid listings. Click fraud occurs when a person or robotic software clicks on a paid listing for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating suspicious traffic, from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our search network. We are subject to advertiser complaints and litigation regarding click fraud, and advertisers may continue to lodge complaints due to the perception that click fraud has occurred. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our fraud detection systems are insufficient, or if we find new evidence of past fraudulent clicks, we may have to issue credits or refunds retroactively to our advertisers, yet we may still have to pay revenue share to our network partners. This would negatively affect our profitability and hurt our brand. If fraudulent clicks are not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our listings because the fraudulent clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our listings, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Our vertical search sites and syndicated publisher solutions may not be successful or gain customer and user acceptance, and there are risks associated with introducing new products and services.

To maintain and grow our revenue, part of our strategy is to introduce syndicated solutions for publishers and vertical search sites. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. We may not gain enough of an audience for our vertical search sites to generate any, or sufficient, revenue to justify our efforts, or we may gain a sufficient audience but be unable to gain advertiser acceptance of our vertical search sites. We may be unable to successfully implement syndicated publisher solutions, or our implementation of a solution may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution. If we are unable to develop or introduce new and enhanced vertical search sites in a timely manner, we may lose existing customers to our competitors and fail to attract new customers, which may adversely affect our performance and results of operations.

If we do not introduce new products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new products and services (such as the ability to serve advertisements contextually), adapt to new business environments and competition, and generate traffic to our consumer web properties in order to maintain and grow revenue and reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert Web traffic away from our search network and consumer web properties. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods, and might cause our profitability to decline significantly. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new consumer products and services may not be broadly adopted by customers, in which case we would eventually need to obtain additional financing or cease operations.

Our securities may be delisted

The Nasdaq National Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On April 15, 2005 Nasdaq sent us a letter stating that for the prior thirty trading days, our stock price had closed below $1.00. We have until October 12, 2005 to regain compliance with the Nasdaq listing requirements by having our stock price close at or above $1.00 for a minimum of ten consecutive business days, or such longer period of time as required by Nasdaq. If we are unable to regain compliance and are ineligible for an extension of time to retain compliance, our securities will be delisted from the Nasdaq National Market. We may be ineligible at that point in time for an extension of time to regain compliance or to shift our listing to the Nasdaq Small Cap Market. If delisting occurs, our securities will not enjoy the same liquidity as shares that are traded on the Nasdaq National Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline. If we fail to meet Australian Stock Exchange listing requirements, we may be delisted from that exchange as well.

Any failure in the performance of our key operating systems could materially and adversely affect our revenues

Any system failure that interrupts our hosted products or services, including our search service, whether caused by computer viruses, software failure, power interruptions, unauthorized intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking and invoicing clicks is dependent upon a proprietary software platform. If we lose key personnel or experience a failure of software, this system may fail. In such event, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income

As described in note 1 to the consolidated financial statements in this report, the Company is required to adopt SFAS 123R (accounting for stock options using the fair value method of accounting) starting January 1, 2006, which will likely increase our compensation expenses related to stock options. The adoption of SFAS 123R will likely have a significant adverse impact on our results of operations and net loss per share.

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. As we face increasing competition and expand the number of websites that we publish, the possibility of intellectual property rights claims against us grows, and we cannot guarantee that our services do not infringe the intellectual property rights of others. Lawsuits are filed against us from time to time, and we are currently subject to two purported class action lawsuits in connection with our listings services. In addition, we are obligated in some cases to indemnify our customers or partners in the event that they are subject to claims that our services infringe on the rights of others.

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting the Internet advertising, search engine or website publishing industry may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the search engine industry may limit the delivery, appearance and content of our advertising or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the operational changes required by the reduction of the Microsoft distribution channel resulting from the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by Chess Depository Interest (CDI) holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of August 2, 2005, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 11.3 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term and long-term investments. The Company had no derivative financial instruments as of June 30, 2005 or December 31, 2004. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of June 30, 2005 or December 31, 2004, the increase or decline in the fair value of the investment portfolio would not be material to our results of operations.

Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were 0% for the three and six months ended June 30, 2005 and 11% and 14% for the three and six months ended June 30, 2004, respectively, of total revenue and were derived from our Australian, United Kingdom and Japanese operations.

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

(b) Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report

(c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices and other causes of action in connection with the display of advertisements from internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs filed a motion for preliminary injunction and served discovery requests, and the Company has responded to the complaint and filed a motion to strike certain allegations, which the court denied in part and granted in part. The court also allowed certain discovery to proceed with respect to plaintiffs’ motion for preliminary injunction. Recently the court ordered an October 2005 trial on an issue in the case. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

In February 2005, Lane’s Gifts and Collectibles, L.L.C. and U.S. Citizens for Fair Credit Card Terms, Inc., filed a lawsuit on behalf of a proposed nationwide class of similarly situated persons in Circuit Court in Miller County, Arkansas. Subsequently, plaintiffs filed first and second amended complaints adding additional plaintiffs. The Company was served with the second amended complaint in March 2005, which names eleven search engines or web publishers as defendants (including the Company) and alleges breach of contract, unjust enrichment, civil conspiracy and other causes of action in connection with the sale of clicks not generated by actual consumer click-throughs. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. The case was removed to United States District Court in Arkansas in March 2005. Plaintiffs subsequently filed a motion for remand, which was recently granted. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

We are also involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial
Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan

10.55	Amendment No. 3 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated June 24, 2005.

10.56	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation, dated July 19, 2005.

10.57(5)	Employment offer letter between the Registrant and its senior vice president, business development, dated April 19, 2005.

10.57(6)	Amendment to employment offer letter between the Registrant and its chief executive officer, dated June 21, 2005.

10.57(7)	Employment offer letter between the Registrant and its senior vice president and general counsel of the Registrant, dated July 11, 2005.

10.58(5)	Employment offer letter between the Registrant and its senior vice president and chief technical officer, dated April 19, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.

(3)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on July 27, 1999.

(4)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004.

(5)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005.

(6)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.

(7)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005.