Form 10-K/A
period 2004-12-31
LOOKSMART LTD
filed 2005-10-21
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

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

The Registrant hereby amends Part IV, Item 15(b) of this Form 10-K, for the sole purpose of re-filing Exhibits 10.53 and 10.54 thereto. No other changes to the 10-K are made hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California on October 21, 2005:

LOOKSMART, LTD.

By:	/s/ William B. Lonergan
William B. Lonergan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ David B. Hills David B. Hills	Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2005

/s/ William B. Lonergan William B. Lonergan	Chief Financial Officer (Principal Financial and Accounting Officer)	October 21, 2005

Teresa Dial	Chair of the Board

/s/ Anthony Castagna* Anthony Castagna	Director	October 21, 2005

/s/ Mark Sanders* Mark Sanders	Director	October 21, 2005

/s/ Edward West* Edward West	Director	October 21, 2005

/s/ Gary Wetsel* Gary Wetsel	Director	October 21, 2005

Timothy J. Wright	Director

* By:	/s/ William B. Lonergan

William B. Lonergan, Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description of Document
10.53	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001.

10.54	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.