Form 10-Q
period 2005-09-30
LOOKSMART LTD
filed 2005-11-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of November 1, 2005, there were 22,771,422 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,595	$43,262
Short term investments	13,404	9,440
Trade accounts receivable, net of allowance for doubtful accounts of $268 at September 30, 2005 and $497 at December 31, 2004 and allowance for returns of $25 at September 30, 2005 and $965 at December 31, 2004	2,136	3,880
Prepaid expenses	682	1,042
Other current assets	672	1,174

Total current assets	55,489	58,798
Long term investments	3,725	11,198
Property and equipment, net	5,602	5,988
Security deposits and other assets	2,334	3,318
Intangible assets, net	6,117	7,364
Goodwill	14,422	14,422

Total assets	$87,689	$101,088

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,399	$360
Accrued expenses and other current liabilities	6,547	8,032
Customer deposits	2,358	1,525

Total current liabilities	10,304	9,917
Other long term liabilities, net of current portion	5,294	5,071

Total liabilities	15,598	14,988
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at September 30, 2005 and December 31, 2004; Issued and Outstanding: none at September 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; Authorized: 200,000 at September 30, 2005 and December 31, 2004; Issued and Outstanding: 22,882 and 22,854 at September 30, 2005 and December 31, 2004, respectively	23	23
Additional paid-in capital	271,738	271,694
Other equity	367	395
Accumulated deficit	(200,037)	(186,012)

Total stockholders’ equity	72,091	86,100

Total liabilities and stockholders’ equity	$87,689	$101,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues	$9,165	$17,490	$31,391	$60,471
Cost of revenues	6,103	9,563	21,015	34,389

Gross profit	3,062	7,927	10,376	26,082

Operating expenses:
Sales and marketing	1,831	1,495	5,180	6,044
Product development	4,791	5,033	13,888	18,315
General and administrative	1,638	1,958	5,359	7,321
Restructuring charges	(254)	98	1,650	4,152

Total operating expenses	8,006	8,584	26,077	35,832

Loss from operations	(4,944)	(657)	(15,701)	(9,750)
Non-operating income, net	666	227	1,570	374

Loss from continuing operations before income taxes	(4,278)	(430)	(14,131)	(9,376)
Income tax income (expense)	9	(117)	(4)	(117)

Loss from continuing operations	(4,269)	(547)	(14,135)	(9,493)
Gain from discontinued operations, net of tax	—	562	110	1,146

Net income (loss)	(4,269)	15	(14,025)	(8,347)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities during the period	(29)	61	(69)	62
Change in translation adjustment	—	(37)	—	(54)

Comprehensive income (loss)	$(4,298)	$39	$(14,094)	$(8,339)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.19)	$(0.02)	$(0.62)	$(0.43)
Gain from discontinued operations, net of tax	0.00	0.02	0.00	0.05

Net income (loss)	$(0.19)	$0.00	$(0.62)	$(0.38)

Fully diluted net income (loss) per common share:
Loss from continuing operations	$(0.19)	$(0.02)	$(0.62)	$(0.43)
Gain from discontinued operations, net of tax	0.00	0.02	0.00	0.05

Net income (loss)	$(0.19)	$0.00	$(0.62)	$(0.38)

Weighted average shares outstanding used in per share calculation - basic	22,771	22,506	22,758	22,132

Weighted average shares outstanding used in per share calculation - diluted	22,771	22,702	22,758	22,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,025)	$(8,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,927	6,049
Stock based compensation	1	38
Loss (gain) from sale of assets and other non-cash charges	137	(536)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	1,744	17,478
Prepaid expenses	360	1,088
Other assets	510	930
Trade accounts payable	1,039	(2,525)
Accrued expenses and other liabilities	(1,225)	(16,521)
Customer deposits	833	(2,721)

Net cash used in operating activities	(4,699)	(5,067)

Cash flows from investing activities:
Purchase of investments	(5,792)	(13,945)
Proceeds from sale of investments	9,095	—
Payments for property, equipment and capitalized software development	(2,567)	(2,222)
Proceeds from the sale of property and equipment	—	82
Proceeds from sale of discontinued operations	—	1,484
Acquisitions, net of cash acquired	(750)	(2,116)

Net cash used in investing activities	(14)	(16,717)

Cash flows from financing activities:
Repayment of notes	(36)	(84)
Proceeds from issuance of common stock	82	3,647

Net cash provided by financing activities	46	3,563

Effect of exchange rate changes on cash	—	(54)

Decrease in cash and cash equivalents	(4,667)	(18,275)
Cash and cash equivalents, beginning of period	43,262	63,866

Cash and cash equivalents, end of period	$38,595	$45,591

Supplemental disclosure of non-cash investing activities:
Issuance of common stock as consideration in a business combination	$—	$5,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOOKSMART, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies:

Nature of Business and Principles of Consolidation

LookSmart is an online media and technology company which provides relevant content, advertising and technology solutions for consumers, advertisers and publishers. LookSmart’s owned and operated vertical search sites and web tools offer essential search results with the ability to find, save and share content. In addition to owned and operated properties, LookSmart’s distribution network includes syndicated publishers and search engine partners that maximize advertiser ROI. LookSmart offers a customizable set of syndicated solutions for publishers to grow their advertiser relationships and audience.

The unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the first quarter of 2004, the Company signed agreements to sell certain assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the condensed consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these condensed consolidated financial statements. Results of the international operations are included in the separate line item Gain from discontinued operations, net of tax, for all periods presented in these condensed consolidated financial statements. The results of the discontinued operations are summarized in Note 9 to these condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 reflect all adjustments which are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.

At a meeting of stockholders on October 26, 2005, our stockholders authorized our Board of Directors to effect a one-for-five reverse split of our common stock. Also on October 26, 2005, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split, which became effective at the close of business on October 26, 2005. All share and per share information included in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short term investments, long term investments and accounts receivable. As of September 30, 2005 and December 31, 2004, one financial institution managed all of the Company’s cash, cash equivalents and investments. The fair values of these investments are subject to fluctuation based on market prices.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records a general allowance based on the length of time other receivables are past due. Historically, such losses have been within management’s expectations. As of September 30, 2005, one customer accounted for 14% of the accounts receivable balance. No one customer accounted for 10 percent or more of the accounts receivable balance as of December 31, 2004.

Revenue Concentrations

The Company derived the following percentages of its revenue from its relationship with significant traffic providers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Company 1	28%	18%	24%	15%
Company 2	15%	5%	9%	5%
Company 3	8%	13%	13%	10%
Company 4	4%	7%	4%	15%
Company 5	1%	2%	1%	16%

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

Reclassifications

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” we reclassified $1.8 million and $5.0 million of short term investments which had been purchased with original or remaining maturities of greater than ninety days at date of purchase and which had remaining maturities of less than ninety days at the balance sheet date from cash and cash equivalents to short term investments on the consolidated balance sheets as of December 31, 2004 and the condensed consolidated unaudited balance sheets as of September 30, 2004, respectively. The following table summarizes the consolidated balance sheets amounts as previously reported and as reclassified (in thousands):

	As Reported		As Reclassified
	December 31, 2004	September 30, 2004	December 31, 2004	September 30, 2004
Cash and cash equivalents	$45,054	$50,590	$43,262	$45,591
Short-term investments	7,648	3,683	9,440	8,682

We also made corresponding adjustments to the condensed consolidated unaudited statement of cash flows for the nine months ended September 30, 2004 to reflect the purchases and proceeds from sales of these securities as investing rather than as a component of cash and cash equivalents. For the nine months ended September 30, 2004, before this reclassification, net cash used in investing activities related to these investments of $5.0 million was included in cash and cash equivalents in the condensed consolidated unaudited statement of cash flows. These reclassifications had no impact on the previously reported net loss, total current assets, working capital, cash flow from operations, or cash flow from financing activities. Short-term investments at December 31, 2004 and September 30, 2004, consisted primarily of balances in interest-bearing demand deposit accounts, variable rate demand notes, state and municipal bonds, and other highly liquid securities.

        The following table summarizes the effect of these reclassifications on proceeds from sale of investments, purchases of investments, net cash used in investing activities, decrease in cash equivalents, and cash and cash equivalents at the period end on our condensed consolidated statement of cash flows (in thousands):

	Nine Months Ended September 30, 2004
	As Reported	As Reclassified
Proceeds from sale of investments	$2,385	$—
Purchases of investments	(11,331)	(13,945)
Net cash used in investing activities	(11,718)	(16,717)
Decrease in cash and cash equivalents	(13,276)	(18,275)
Cash and cash equivalents, end of period	50,590	45,591

Additionally, certain other prior years’ balances have been reclassified to conform to the current year’s presentation. The reclassifications had no material impact on net loss or equity.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(4,269)	$15	$(14,025)	$(8,347)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	11	(34)	1	38
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(614)	(483)	(1,679)	(3,939)

Pro forma net loss	$(4,872)	$(502)	$(15,703)	$(12,248)

Basic net income (loss) per share:
As reported	$(0.19)	$0.00	$(0.62)	$(0.38)
Pro forma	(0.21)	(0.02)	(0.69)	(0.55)
Diluted net income (loss) per share:
As reported	$(0.19)	$0.00	$(0.62)	$(0.38)
Pro forma	(0.21)	(0.02)	(0.69)	(0.55)

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

Options vest over several years, and new option awards are generally granted each year. Because of this, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income (loss) in future years.

Segment Information

The Company operates in one primary business segment, online advertisements. As of September 30, 2005 and December 31, 2004, all of the Company’s revenues included in continuing operations were generated in the United States of America. See Note 9 regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States of America.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” - revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in our consolidated statements of operations. The Company is required to adopt SFAS 123R beginning January 1, 2006.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Stock-Based Compensation above for the pro forma net loss and net loss per share amounts, for the three and nine months ended September 30, 2005 and September 30, 2004, as if we had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements under SFAS 123R including the fair value model and transition method to select and expects the adoption to have a significant adverse impact on the consolidated statements of operations and net income (loss) per share.

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

Net Nanny

On April 22, 2004, the Company acquired the business and certain assets of Net Nanny, a division of Bionet Systems LLC, a privately held company, for $850,000 in cash, 394,477 shares of common stock, valued at $4.2 million and $27,000 of costs related to completing the transaction. Net Nanny is a desktop-based product, which provides online parental control and content filtering of search results.

The common stock issued was valued at $10.75 per share in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase

Business Combination,” using the average of the closing prices of the Company’s common stock for the two days prior to and including April 22, 2004, which was prior to the announcement date of April 29, 2004.

Purchased technology and other intangible assets acquired are being amortized over their estimated useful lives of two to six years. The condensed consolidated financial statements include the operating results of Net Nanny from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the results of prior periods presented.

The following table summarizes the purchase price allocation. These amounts were determined through established valuation techniques in the technology industry (in thousands):

Accounts receivable, net of reserves	$171
Inventory	34
Purchased technology	510
Goodwill	3,490
Other intangible assets	940

Total assets acquired	5,145
Less: current liability assumed	34

Net assets acquired	$5,111

Furl.net

During the third quarter of 2004, the Company acquired the assets of Furl.net, which consisted primarily of intangible assets related to technology, customer lists, trade name and employees. In the third quarter of 2005, the Company paid the remaining part of the purchase price in accordance with the acquisition agreement. Such amount was allocated to the acquired assets on a basis consistent with the initial purchase price. The asset acquisition did not have a significant impact on total assets of the Company.

3.	Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of three to seven years. Goodwill and intangible assets are as follows (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$10,179	$9,951
Less accumulated amortization	(6,019)	(4,614)

Net purchased technology	4,160	5,337
Trade names	1,743	1,470
Less accumulated amortization	(416)	(167)

Net trade names	1,327	1,303
Other intangibles	2,170	1,921
Less accumulated amortization	(1,540)	(1,197)

Net other intangibles	630	724

Intangible assets, net	$6,117	$7,364

During the third quarter of 2005, the Company revised its estimate of the remaining useful life of one of the intangibles assets, which resulted in an accelerated amortization of $0.1 million.

Intangible asset amortization expense was $0.8 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2004, respectively, and is included in cost of revenue and product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
Three months ending December 31,
2005	$599
Fiscal year ending December 31,
2006	2,166
2007	1,744
2008	1,236
2009	344
Thereafter	28

4.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued compensation and related expenses	$1,307	$1,426
Accrued distribution and partner costs	1,471	3,428
Current portion of restructuring liability	1,541	1,187
Other	2,228	1,991

	$6,547	$8,032

5.	Commitments and Contingencies

Operating Leases

The Company leases office space under non-terminable operating leases that expire at various dates through 2009.

Future minimum payments under all operating leases, in total and net of minimum sublease income, at September 30, 2005 are as follows (in thousands):

	Operating Leases	Operating Leases, Net of Sublease Income
Year:
2005 remaining amount	$1,141	$1,017
2006	4,616	4,547
2007	4,684	4,684
2008	4,751	4,751
2009	4,412	4,412

Total	$19,604	$19,411

The Company has outstanding Standby Letters of Credit (“SBLC”) related to security of building leases and security for payroll processing of $1.3 million at September 30, 2005.

The above SBLC contains four financial covenants, the first requiring a minimum net worth of $40 million, the second requiring minimum liquid assets, as defined by the SBLC, of $40 million, the third requiring an adjusted net loss, as defined by the SBLC, of no more than $8 million in any fiscal quarter, and the fourth requiring an adjusted net loss, as defined by the SBLC, of no less than $25 million for the most recently ended fiscal quarter and the immediately preceding three fiscal quarters. At September 30, 2005, the Company was in compliance with all covenants.

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

Legal Proceedings

On August 3, 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or Web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices, and other causes of action in connection with the display of advertisements from Internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs also filed a motion for preliminary injunction on August 3, 2004.

On January 3, 2005, the Company filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, the Company also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. The Company filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. The court has allowed certain discovery to proceed with respect to plaintiffs’ motion for preliminary injunction.

On October 11, 2005, the court conducted a bifurcated trial and ruled that California public policy bars the plaintiffs from receiving any remedy of restitution on any alleged gambling losses. The court was scheduled to hear arguments on an application by plaintiffs for a temporary restraining order on October 25, 2005; however, plaintiffs requested that that hearing be merged into a hearing on plaintiffs’ request for preliminary injunction. A case management conference is set for December 1 to discuss plaintiffs’ request for preliminary injunctive relief. Plaintiffs’ preliminary injunction papers are due to be filed November 21, 2005.

On March 14, 2005 the Company was served with the Second Amended Complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint names eleven search engines and Web publishers as defendants (including the Company) and alleges breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the Second Amended Complaint are Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. LookSmart has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Plaintiffs have until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue. Plaintiffs have until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. LookSmart was served with discovery requests on October 7, 2005.

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

JV Funding

Pursuant to a settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture.

6.	Net Income (Loss) Per Share:

In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator – basic and diluted:
Net income (loss) as reported	$(4,269)	$15	$(14,025)	$(8,347)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic EPS	22,771	22,506	22,758	22,132
Dilutive common equivalent shares:
Options	—	196	—	—

Shares used to compute diluted EPS	22,771	22,702	22,758	22,132

Net income (loss) per share
Basic	$(0.19)	$0.00	$(0.62)	$(0.38)
Diluted	(0.19)	0.00	(0.62)	(0.38)

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. Antidilutive securities consist of potential common stock relating to stock options and warrants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options	2,683	708	2,076	620
Warrants	—	13	—	11

Total antidilutive shares	2,683	721	2,076	631

7.	Related Party Transactions:

In 2002, the Company loaned Dianne Dubois, the Company’s former Chief Financial Officer, $0.3 million. The loan was interest-free and subject to forgiveness ratably over a period of four years, subject to certain performance measures being met. In addition, the Company had agreed to pay taxes due related to forgiveness of the loan and imputed interest.

The amount of imputed interest and tax adjustments charged to operations were $2,000 and $14,000, respectively, for the three and nine months ended September 30, 2004. Due to the resignation of the Chief Financial Officer in 2003, the outstanding balance of $0.2 million was repaid in August 2004.

The Company has a related-party receivable from the BT LookSmart joint venture. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at September 30, 2005 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

8.	Restructuring Charges

Employee Severance Costs. In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. In 2003, severance charges associated with the reduction in force were $0.8 million. In the first and second quarters of 2004, the Company eliminated an additional 43 positions in the United States, which included a reduction in the Company’s sales force of 11 positions, a reduction in the Company’s general and administrative departments of 5 positions, a reduction in the Company’s product development department of 14 positions and a reduction in the Company’s editorial team of 13 positions. This reduction resulted in $0.5 million, $0.4 million and $0.1 million restructuring charges recognized in the first, second and third quarters of 2004, respectively. These costs are classified as restructuring charges on the condensed consolidated Statement of Operations, and are included in Operating Expenses. The Company paid all severance costs as of December 31, 2004.

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

As of December 31, 2004, the restructuring liability was $5.6 million. Of this amount, $1.2 million was included in other current portion of long-term liabilities and $4.4 million was included in other long-term liabilities on the condensed consolidated Balance Sheet.

The Company had limited success in subleasing the unused space since the establishment of the restructuring reserve and modified the original estimates in the second quarter of 2005. This resulted in additional restructuring charges of $1.9 million, reflecting the reduced probability of subleasing the available space.

In October 2005, the Company and one of its sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million, which was recorded in the third quarter of 2005.

As of September 30, 2005, the lease restructuring liability was $6.3 million. Of this amount, $1.5 million was included in other current portion of long-term liabilities and $4.8 million was included in other long-term liabilities on the condensed consolidated Balance Sheet.

The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities during the remainder of 2005. However, if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed or reduce estimated accrued facility costs and may require further adjustment to the original estimates.

A reconciliation of the liability for the lease restructuring costs at December 31, 2004 to the liability for the nine months ended September 30, 2005 is as follows (in thousands):

Lease Restructuring Costs
Balance at December 31, 2004	$5,631
Reclassification of deferred rent	(18)
Amortization of lease restructuring costs	(971)
Adjustments	1,649

Balance at September 30, 2005	$6,291

9.	Gain from Discontinued Operations

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

Revenue and pretax net income from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	—	$—	$6,036

Pretax net income (excluding gain on disposal)	—	562	—	123
Tax benefit	—	—	67	—
Gain on disposal	—	—	43	1,023

Net gain from discontinued operations	$—	$562	$110	$1,146

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At a meeting of stockholders on October 26, 2005, our stockholders authorized our Board of Directors to effect a one-for-five reverse split of our common stock. On October 26, 2005, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split. The reverse stock split became effective at the close of business on October 26, 2005.

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations of the Company are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which management considers critical to an understanding of the financial information in this report.

Revenue Recognition. Revenues associated with advertiser listings products, including LookListings and affiliate commissions, are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist.

Revenue generated from our LookListings platform is primarily composed of per-click fees that we charge customers. The per-click fee charged for keyword targeted listings is calculated based on the results of online bidding on keywords, up to a maximum cost per keyword set by the customer.

The Company provides a reserve against revenue for estimated credits resulting from sales adjustments and returns in the event of product returns. The amount of this reserve is evaluated quarterly based upon historical trends and customer-specific circumstances.

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

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 30, 2005

During the third quarter of 2005, we continued to focus on three primary operating priorities:

•	Improving our traffic conversion standards. We continued removing traffic sources from our distribution network that do not conform to quality standards of our advertisers. Our overall match rate, or the rate at which paid listings are matched against search queries, improved by 8% from the second quarter of 2005 to the third quarter of 2005. The match rate is a key driver for our business because a higher match rate means a greater number of paid listings are competing for position in the sponsored links section of search results pages. During the remainder of 2005, we will continue to focus on developing systems and technologies that provide improved advertising customer service.

•	Developing syndicated solutions for publishers. We continued focusing on our white-labeled advertising management center, search of a publisher’s own archived content, and a tailored version of our Furl online book marking system for publishers. During the third quarter of 2005, we began generating revenue under technology-licensing agreements with Viacom, Ask Jeeves and the New York Times. We currently expect to add more publishers to our network.

•	Focusing on our vertical search business. We are leveraging our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We launched 171 vertical search sites in 13 different categories in addition to ten sites launched in the first nine months of 2005. During the fourth quarter of 2005, we will focus on improving our vertical sites to increase audience and improve consumption metrics.

Revenues

	Three Months Ended September 30,		% Change 2004 to 2005	Nine Months Ended September 30,		% Change 2004 to 2005
(000’s)	2005	2004		2005	2004
Revenues	$9,165	$17,490	(48)%	$31,391	$60,471	(48)%

Revenues in the three and nine months ended September 30, 2005 decreased compared to the three and nine months ended September 30, 2004 primarily due to a proactively managed reduction of our distribution network, a decline in the number of customers and the winding down of our relationship with Microsoft, which winding down began in January of 2004. We derived 1% and 16% of our revenues during the nine months ended September 30, 2005 and 2004, respectively, from our relationship with Microsoft.

Total paid clicks were 71 million and 234 million in the three and nine months ended September 30, 2005, respectively, compared to 103 million and 367 million in the three and nine months ended September 30, 2004, respectively. Average revenue per click, excluding discounted, run-of-site products, decreased to $0.15 per click in the three and nine months ended September 30, 2005, respectively, compared to $0.17 per click and $0.16 per click in the three and nine months ended September 30, 2004. This decline was primarily the result of a reduction in our match rate in certain segments of search due to loss of our relationship with Microsoft, and the decline in the number of advertisers and distribution partners.

Included in total revenue is revenue from the sale of advertising on our vertical search products. This revenue was less than 10% of total revenue in the three and nine months ended September 30, 2005.

In the third quarter of 2005, we began recognizing revenue from our technology licensing agreements. The revenue was less than 10% of total revenue in the three and nine months ended September 30, 2005.

Revenue is expected to increase in the fourth quarter of 2005 compared to the third quarter of 2005 as we continue optimizing traffic from our network and launching our vertical search cites.

Cost of Revenues

	Three Months Ended September 30,		% Change 2004 to 2005	Nine Months Ended September 30,		% Change 2004 to 2005
(000’s)	2005	2004		2005	2004
Traffic acquisition costs	$4,632	$8,133	(43)%	$16,415	$30,248	(46)%
Percentage of advertising revenues	53%	47%		53%	50%
Other costs	1,471	1,430	3%	4,600	4,141	11%

Total cost of revenues	$6,103	$9,563	(36)%	$21,015	$34,389	(39)%
Percentage of revenues	67%	55%		67%	57%

Traffic acquisition costs, the costs paid to our distribution partners, decreased during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 primarily due to the decline in revenue. The increase in traffic acquisition costs as a percent of advertising revenue in the three and nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 reflects our continued efforts to improve our traffic quality and optimize traffic flow from our partners, the costs of which were partially offset by increased revenues from our vertical search properties which carry no traffic acquisition costs. These efforts included the removal of low-converting traffic from our distribution network in the first nine months of 2005.

We currently expect traffic acquisition costs as a percent of revenue to increase to 57-60% in the fourth quarter of 2005 due to continuous traffic optimization efforts, the cost of which we currently expect to be partially offset by increased revenue from our consumer products with lower traffic acquisition costs.

Other costs of revenue consist of connectivity costs, costs incurred to acquire content for our vertical sites, personnel costs of our sales operations employees, including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs remained relatively flat during the three months ended September 30, 2005 compared to the same period of 2004, and increased during the first nine months of 2005 compared to the first nine months of 2004 primarily due to an increase in content related expenses of $0.4 million.

Operating Expenses

We are in the process of evaluating the option expensing requirements of SFAS 123R and currently expect that the adoption of such requirements will significantly increase our operating expenses in 2006.

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

Sales and marketing expenses were as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock compensation related to variable options	—	(15)	(17)	(17)
Other sales and marketing expenses	1,831	1,510	5,197	6,061

Sales and marketing	$1,831	$1,495	$5,180	$6,044
Percentage of total revenues	20%	9%	17%	10%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other sales and marketing expenses increased in the third quarter of 2005 compared to the third quarter of 2004 primarily due a $0.3 million increase in marketing costs. Other sales and marketing expenses decreased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to a reduction in salaries and benefits of $1.4 million. The decrease in salaries and benefits reflects an 11% reduction in headcount as a result of the Company’s restructuring activities in 2004 and lower revenue base in 2005. The decrease was partially offset by a $0.5 million increase in marketing expenses. We do not expect significant increases in sales and marketing expenses during the remainder of 2005 compared to the third quarter of 2005.

Product Development. Product development costs include all costs related to the development and engineering of new products and continued development of our search index and additional features for our customer account management platform. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses. Product development expenses were as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Amortization of deferred stock compensation	11	18	38	61
Stock compensation related to variable options	—	(33)	(38)	(20)
Capitalized software development costs	(157)	(151)	(464)	6
Other product development expenses	4,937	5,199	14,352	18,268

Total product development expenses	$4,791	$5,033	$13,888	$18,315
Percentage of revenues	52%	29%	44%	30%

Amortization of deferred stock compensation relates to stock granted to employees at less than market value. Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. Software development costs capitalized in the third quarter of 2005 include $0.3 million accelerated amortization of previously capitalized software due to a change in the estimated remaining useful life. The decrease in other product development expenses in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to a reduction in salaries and benefits of $0.3 million due to a headcount reduction of 8%.

The decrease in the amount of software development costs capitalized in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily related to a $0.8 million accelerated amortization of software previously capitalized for projects that were cancelled in the second quarter of 2004 as they related to projects that were not aligned with our 2004 operating plan. This was partially offset by a write off of previously capitalized software of $0.2 million recorded in the third quarter of 2005. The decrease in other product development expenses in the first nine months of 2005 compared to the first nine months of 2004 was due primarily to a reduction in salaries and benefits of $3.1 million and a decrease in overhead allocation of $0.9 million due to a 21% reduction is headcount as a result of the Company’s restructuring activities in 2004, and overall cost reductions efforts. We expect product development expenses to remain relatively flat during the remainder of 2005 as compared to the third quarter of 2005.

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

General and administrative expenses were as follows (dollar figures are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock compensation related to variable options	—	5	13	5
Other general and administrative expenses	1,638	1,953	5,346	7,316

Total general and administrative expenses	$1,638	$1,958	$5,359	$7,321
Percentage of total revenues	18%	11%	17%	12%

Stock compensation related to variable options is the result of repriced stock options. Stock compensation related to variable options is based on the Company’s stock price at the end of each quarter and will continue to fluctuate as the Company’s stock price fluctuates.

Other general and administrative expense decreased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to a decrease of insurance costs of $0.2 million and other employee costs of $0.2 million, which was partially offset by severance payments of $0.3 million during the third quarter of 2005. The decrease in expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to a decrease in salaries and benefits of $0.5 million reflecting a 10% reduction in headcount and a $0.5 million severance payout in the first quarter of 2004, and a decrease in international costs of $1.1 million. We do not anticipate significant increases in other general and administrative expenses during the fourth quarter of 2005 compared to the third quarter of 2005.

Restructuring Costs

Employee Severance Costs. In November 2003, we implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing relationship with Microsoft. In 2003, severance charges associated with the reduction in force were $0.8 million. In the first and the second quarters of 2004, we eliminated an additional 43 positions in the United States, which included a reduction in the Company’s sales force of 11 positions, a reduction in our general and administrative departments of 5 positions, a reduction in our product development department of 14 positions and a reduction in our editorial team of 13 positions. This reduction resulted in $0.5 million, $0.4 million and $0.1 million restructuring charges recognized in the first, second and third quarters of 2004, respectively. These costs are classified as restructuring charges on the condensed consolidated Statement of Operations, and are included in Operating Expenses. All severance costs were paid by December 31, 2004.

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

In October 2005, the Company and one of our sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of restructuring liability by $0.3 million, which was recorded in the third quarter of 2005.

We do not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities during the remainder of 2005. However, if available sublease rates change significantly from the assumptions used, the actual costs related to these facilities could exceed or reduce estimated accrued facility costs and may require further adjustment to the original estimates.

Non-Operating Income

Interest and Other Non-Operating income, net. Interest and other non-operating income increased by $1.2 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was due to an increase in interest income on cash, cash equivalents and investments as a result of higher overall interest rates earned by our investment portfolio. Interest and other non-operating income increased by $0.4 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to an increase in interest income of $0.2 million and a collection of a previously written off receivable of $0.1 million.

Income Tax Expense

The Company did not incur any significant income tax expense in the three and nine months ended September 30, 2005 and 2004 due to net loss incurred in these periods.

The effective tax rate for the fourth quarter and for the year ending December 31, 2005 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

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

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the listings segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$6,036

Pretax net loss (excluding gain on disposal)	—	562	—	123
Tax benefit	—	—	67	—
Gain on disposal	—	—	43	1,023

Net gain from discontinued operations	$—	$562	$110	$1,146

As we finalize the liquidation process of our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of $0.5 million in 2006.

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (office rent), payments to distribution partners related to cost of revenue and professional services related to audit costs.

In accordance with the definition of cash equivalents in SFAS 95, “Statement of Cash Flows,” we reclassified $1.8 million and $5.0 million of short term investments which had been purchased with original or remaining maturities of greater than ninety days at date of purchase and which had remaining maturities of less than ninety days at the balance sheet date from cash and cash equivalents to short term investments on the consolidated balance sheet as of December 31, 2004 and consolidated unaudited balance sheet as of September 30, 2004, respectively. We also made corresponding adjustments to the consolidated unaudited statement of cash flows for the nine months ended September 30, 2004 to reflect the purchases and proceeds from sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended September 30, 2004, before this reclassification, net cash used in investing activities related to these investments of $5.0 million was included in cash and cash equivalents in the consolidated unaudited statement of cash flows. These reclassifications had no impact on the previously reported net loss, total current assets, working capital, cash flow from operations, or cash flow from financing activities.

The following tables summarize the effect of these reclassifications on cash and cash equivalents, short term investments and cash flows used in investing activities on our consolidated balance sheets and consolidated statement of cash flows (in thousands):

	September 30, 2005	As Reported		As Reclassified
(in thousands)		December 31, 2004	September 30, 2004	December 31, 2004	September 30, 2004
Cash and cash equivalents	$38,595	$45,054	$50,590	$43,262	$45,591
Short term investments	13,404	7,648	3,683	9,440	8,682
Working capital	45,185	48,881	48,117	48,881	48,117

	Nine Months Ended September 30, 2005	As Reported	As Reclassified
(in thousands)		Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Cash flows used in operating activities	$(4,699)	$(5,067)	$(5,067)
Cash flows used in investing activities	(14)	(11,718)	(16,717)
Cash flows provided by financing activities	46	3,563	3,563

We ended the third quarter of 2005 with $55.7 million in cash, cash equivalents, short-term investments and long-term investments, a decrease from $63.9 million at December 31, 2004. Our short-term and long-term investments decreased by $3.5 million from December 31, 2004 to September 30, 2005.

The termination and winding down of the Company’s distribution and licensing relationship with Microsoft significantly reduced the Company’s revenue and cash from operating activities in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In order to minimize the impact of the termination of the Microsoft agreement on the Company’s liquidity, the Company implemented a restructuring plan.

The decrease in cash used in operating activities in the first nine months of 2005 compared to the first nine months of 2004 was primarily due to a decrease in accounts receivable of $1.7 million as a result of a reduction of revenue, an increase in accounts payable of $1.0 million due to timing differences in payment cycles, which was partially offset by a decrease in accrued expenses and other liabilities of $1.2 million primarily due to lower accruals for partner payments related to lower cost of revenue. Collections of accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance for doubtful accounts as of September 30, 2005 and has deemed it to be adequate.

Net cash used in investing activities in the first nine months of 2005 and 2004 included purchases of investments, net of proceeds from sale of investments, of $3.3 million and $13.9 million, respectively, and purchases of equipment and capitalization of costs related to internally developed software of $2.6 million and $2.2 million, respectively. This was partially offset by proceeds from the sale of discontinued operations of $1.5 million in the nine months ended September 30, 2004. Cash used in investing activities in the nine months ended September 30, 2005 and 2004 also included the remaining part of Furl purchase price of $0.8 million and purchases of NetNanny and Furl of $2.1 million, respectively.

Net cash provided by financing activities in the nine months ended September 30, 2005 and 2004 was primarily due to proceeds from the exercise of employee stock options of $0.1 and $3.6 million, respectively.

We believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for at least the next 12 months. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot assure that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

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

Guarantees Under Letters of Credit — We have obtained standby letters of credit from time to time as security for certain liabilities. At September 30, 2005, we had outstanding letters of credit related to security of building leases and security for payroll processing of $1.3 million.

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

Our financial results are highly concentrated in the listings business; if we are unable to grow listings revenues and find alternative sources of revenue, our financial results will suffer

Listings accounted for more than 90% of our revenues in the nine months ended September 30, 2005 and will likely account for substantially all of our revenues in 2005. Our success will depend upon the extent to which advertisers choose to use and partners choose to distribute our listings products. Advertisers and partners may not adopt our listings products at projected rates, or changes in market conditions may affect the adoption of our listings products. Because of our revenue concentration in the listings business, such shortfalls or changes could have a negative impact on our financial results. If we are unable to generate significant additional revenues from our listings business or significantly reduce our operating costs, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues will be seriously harmed

In the first nine months of 2005, substantially all of our revenues came from listings. The success of our listings products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add key partners in our distribution network. Our distribution network is concentrated, with our two largest network partners accounting for approximately 43% and 37% of our revenues in the three and nine months ended September 30, 2005, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of high quality click traffic to replace the lost paid clicks. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. The search market is consolidating and there is fierce competition among search providers to sign agreements with traffic providers. We face the risk that we might be unable to negotiate and sign agreements with high quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues would be seriously harmed.

We may be unable to achieve operating profitability in the foreseeable future, and if we achieve operating profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $14.0 million in the nine months ended September 30, 2005 and as of September 30, 2005 our accumulated deficit was $200 million. We may be unable to achieve operating profitability in the foreseeable future and, if we regain operating profitability, we may be unable to maintain it. Our ability to achieve and maintain operating profitability will depend on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution partners, expand our proprietary traffic sources, and expand our advertiser base. We may be unable to do so because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve operating profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the nine months ended September 30, 2005, for example, our average revenue per click and average match rate decreased compared to the nine months ended September 30, 2004. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

If we fail to prevent, detect and remove fraudulent clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Invalid clicks, known as “click fraud” is an ongoing problem for the Internet advertising industry, and we are exposed to the risk of invalid clicks on our paid listings. Click fraud occurs when a person or robotic software clicks on a paid listing for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating suspicious traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and advertisers may continue to lodge complaints due to the perception that click fraud has occurred. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our invalid traffic detection systems are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our advertisers, and we may still have to pay revenue share to our network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our listings because the fraudulent clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our listings, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Our vertical search sites may not be successful or gain customer and user acceptance, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to increase viewer traffic on vertical search sites that we own and operate. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. We do not have significant experience with owning and operating our own websites, and we may not gain enough of an audience for our vertical search sites to generate any, or sufficient, revenue to justify our efforts, or we may gain a sufficient audience but be unable to gain advertiser acceptance of our vertical search sites. Also, if we are unable to improve and enhance our vertical search sites in a timely manner, we may lose existing customers to our competitors or fail to attract new customers, which may adversely affect our performance and results of operations.

Our syndicated publisher solutions may not be successful or gain customer and user acceptance, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to offer and host syndicated technology services to online publishers. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. Also, we do not have significant experience offering services to online publishers, and we may not gain publisher acceptance of our offerings. We may be unable to successfully implement syndicated publisher solutions, or our implementation of a solution may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution. These failures could have an adverse effect on our business and results of operations.

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

If we are unable to license or acquire compelling content at reasonable costs, we may be unable to increase traffic to and revenue of our vertical search sites

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content on our online properties, such as journal articles and news items, from third parties. Our ability to maintain and build relationships with third-party content providers will be important for our success. Also, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by us, the number of users of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

Our securities may be delisted

The Nasdaq National Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On October 13, 2005, Nasdaq sent us a letter stating that we had not regained compliance with that requirement since April 15, 2005, the date of the original Nasdaq notice sent to us on the issue. In accordance with the Nasdaq rules, on October 19, 2005, the Company appealed the Staff Determination to a Nasdaq Listing Qualifications Panel. Also, on October 26, 2005, in an effort to regain compliance with the rule, the Company effected a 1:5 reverse stock split of the Company’s common stock. As of November 11, 2005, the closing bid price of our common stock was $4.40 and our stock had traded over the required $1.00 minimum closing bid price for twelve consecutive trading days. Although there can be no assurance that the Panel will grant the Company’s request for continued listing, the request for review has stayed delisting of the Company’s stock from the Nasdaq National Market pending the Panel’s decision. If delisting occurs, our securities will not enjoy the same liquidity as shares that are traded on the Nasdaq National Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline. If we fail to meet Australian Stock Exchange listing requirements, we may be delisted from that exchange as well.

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit listings, compile and distribute our search results, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution partners:

•	customization of our search results for distribution to particular partners,

•	substantial increases in the number of search queries to our database,

•	substantial increases in the number of listings in our search databases, or

•	the addition of new products or new features or changes to our products.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income

As described in Note 1 to the condensed consolidated financial statements in this report, the Company is required to adopt SFAS 123R (accounting for stock options using the fair value method of accounting) starting January 1, 2006, which will likely increase our compensation expenses related to stock options. The adoption of SFAS 123R will likely have a significant adverse impact on our results of operations and net loss per share.

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the search engine industry may limit the delivery, appearance and content of our advertising or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet users and issued guidance on what disclosures are necessary to avoid misleading users about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. For example, in the course of our general evaluation of our internal controls and our third quarter 2005 close process, we identified deficiencies in the design and operation of our internal controls, which delayed our Form 10-Q filing for the third quarter 2005. We have addressed and are now in the process of remediating such deficiencies, and we will continue to evaluate our internal control structure and processes. It is possible that as we continue our Section 404 compliance efforts we will identify significant deficiencies, or material weaknesses, in the design and operation of our internal controls. We may be unable to remediate any of these matters in a timely fashion, and/or our independent auditors may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or lead us to change the way we conduct our business.

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, license or acquire content and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. Because of our limited operating history and the operational changes required by the reduction of the Microsoft distribution channel resulting from the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control. Our stock price may decline, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by participants in our pre-IPO equity financings or by owners of businesses we have acquired, or the perception that such sales could occur,

•	the exchange by Chess Depository Interest (CDI) holders of CDIs for shares of common stock and resale of such shares in the Nasdaq National Market (as of November 1, 2005, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 2.1 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

Interest Rate Risk. The Company’s exposure to market risk for interest rate changes relates primarily to its short-term and long-term investments. The Company had no derivative financial instruments as of September 30, 2005 or December 31, 2004. The Company invests its excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of September 30, 2005 or December 31, 2004, the increase or decline in the fair value of the investment portfolio would not be material to our results of operations.

Foreign Currency Risk. International revenues from the Company’s foreign subsidiaries were 0% for the three and nine months ended September 30, 2005 and 0% and 10% for the three and nine months ended

September 30, 2004, respectively, of total revenue and were derived from our Australian, United Kingdom and Japanese operations.

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

(b) Changes in internal controls. During the course of our general evaluation of our internal controls and our third quarter 2005 close process, deficiencies were identified in the design and operation of our internal controls. We have addressed and are now in the process of remediating such deficiencies. There were no changes in the Company’s internal control over financial reporting during the period covered by this report.

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

On August 3, 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or Web publishers as defendants (including the Company) and alleges unfair business practices, unlawful business practices, and other causes of action in connection with the display of advertisements from Internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs also filed a motion for preliminary injunction on August 3, 2004.

On January 3, 2005, the Company filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, the Company also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. The Company filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. The court has allowed certain discovery to proceed with respect to plaintiffs’ motion for preliminary injunction.

On October 11, 2005, the court conducted a bifurcated trial and ruled that California public policy bars the plaintiffs from receiving any restitution remedy on any alleged gambling losses. The court was scheduled to hear arguments on an application by plaintiffs for a temporary restraining order on October 25, 2005; however, plaintiffs requested that that hearing be merged into a hearing on plaintiffs’ request for a preliminary injunction. A case management conference is set for December 1 to discuss plaintiffs’ request for preliminary injunctive relief. Plaintiffs’ preliminary injunction papers are due to be filed November 21, 2005.

On March 14, 2005 the Company was served with the Second Amended Complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint names eleven search engines and Web publishers as defendants (including the Company) and alleges breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the Second Amended Complaint are Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. LookSmart has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Plaintiffs have until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue. Plaintiffs have until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. LookSmart was served with discovery requests on October 7, 2005.

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

LOOKSMART, LTD.

Date: November 14, 2005	By:	/s/ WILLIAM B. LONERGAN
William B. Lonergan, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation, with amendment thereto filed on October 26, 2005

3.2(1)	Bylaws

4.1	Form of Specimen Stock Certificate

4.2(2)	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan

10.57(3)	Employment offer letter between the Registrant and its senior vice president and general counsel of the Registrant, dated July 11, 2005

10.59(4)	Employment offer letter between the Registrant and its vice president publisher products, dated August 8, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.

(2)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004.

(3)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005.

(4)	Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005.