Form 10-K/A
period 2004-12-31
LOOKSMART LTD
filed 2005-11-28
CIK 1077866

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

The Registrant hereby amends Part IV, Item 15(b) of this Form 10-K, for the sole purpose of re-filing the Exhibit Index and Exhibits 10.53 and 10.54 with the asterisk footnotes shown. These asterisks indicate that confidential treatment has been requested for Exhibits 10.53 and 10.54 and that the omitted materials have been filed separately with the Securities and Exchange Commission.

No other changes to the 10-K, or the Form 10-K/A filed October 21, 2005, are made hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California on November 28, 2005:

LOOKSMART, LTD.

By:	/s/ David B. Hills
David B. Hills
Chief Executive Officer and Director (Principal Executive Officer)

Signature	Title	Date

/s/ David B. Hills David B. Hills	Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2005

/s/ John Simonelli John Simonelli	Chief Financial Officer (Principal Financial and Accounting Officer)	November 28, 2005

Teresa Dial	Director

/s/ Anthony Castagna Anthony Castagna	Director	November 18, 2005

/s/ Mark Sanders Mark Sanders	Director	November 18, 2005

Edward West	Chairman of the Board

/s/ Gary Wetsel Gary Wetsel	Director	November 28, 2005

Timothy J. Wright	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
10.53*	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001.

10.54*	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.