Form 10-K
period 2005-12-31
LOOKSMART LTD
filed 2006-03-15
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 OR

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

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2005, was approximately $64,437,385. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 9, 2006, 22,796,503 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2005.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, international businesses, competitive position, stock compensation and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to regain profitability in future quarters, our ability to expand our network of distribution partners, the success of our online advertising business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

All share and per share information provided in this Annual Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

ITEM 1.    BUSINESS

Overview

LookSmart is an online media and technology company specializing in vertical search. We provide relevant content, advertising and technology solutions for consumers, advertisers and publishers. Our owned and operated vertical search sites are where consumers look for what they need. Our sites and web tools offer search results with the ability to find, save and share resources from and links to websites and online publishers. In addition to our owned and operated properties, LookSmart’s distribution network includes selected, monitored, syndicated publishers and search engine partners who improve advertiser return on investment. We also offer a comprehensive and customizable set of syndicated solutions for publishers to grow their advertiser relationships and audience.

During 2005 we unveiled 181 vertical search sites in 13 categories, delivering consumers relevant search results and advertisers a more qualified customer. For each vertical category, we developed an array of niche sites. For example, our Health web sites include topics such as: alternative medicines, pregnancy, sports medicine diseases, fitness and more. Content found through our vertical search sites is freely accessible and from a wide variety of sources, including online publishers, print-based magazines, directories, specialized listings, and unique references related to the subject areas.

Within each vertical site there are specific recommended searches. However, the sites help consumers see core results and then search or browse for more. In addition, there are specific ways to save and share what consumers have searched for, using Furl.net (our proprietary technology) functionality embedded in the site navigational elements.

Products and Services

LookListings

Our LookListings products provide advertisers the opportunity to include listings ads for their company and product pages on relevant search results and content pages, which are distributed across our network of distribution partners. We delivered over 306 million paid clicks, or clicks to a customer’s web site for which we received payment in 2005.

Our LookListings application programming interface, or API, allows advertisers to tie their systems into our LookListings advertiser portal, the AdCenter, so that they can easily and automatically manage a large number of listings and campaigns with us. We provide a timely click tracking and advertiser reporting system so that advertisers are able to access their estimated spend information as quickly as one hour after clicks occur. We also have a keyword pricing tool to enable our customers to have greater visibility into the keyword bidding process.

Our LookListings products include both keyword-targeted (smartmatch and broadmatch), contextually-targeted, and paid inclusion listings. Keyword listings allow advertisers to select specific keywords, or search terms that are relevant to their specific web pages. Upon selecting relevant keywords, advertisers can choose a maximum price they are willing to pay for clicks, thereby influencing the position of their listings in the sponsored search results section of the web page. Placement of keyword and contextually-targeted listings within the sponsored search results depends on the click-through-rate and the CPC, or cost-per-click, the advertiser is willing to pay for the listing’s campaign. For keyword listings, where possible we discount advertisers’ bids to the greatest extent possible while still achieving the highest possible position (given the bid amount) for their ads on our sites and our distribution network partners’ sites.

Paid inclusion listings provide relevant search traffic with the submission of only a URL, title, and description. These listings are displayed in the main body of search results for searches of relevant terms on LookSmart.com and our distribution network partners’ sites. Each click to a paid inclusion listing is billed at a simple, pre-set CPC. Paid inclusion listings are elevated into the sponsored search results section of the search results page when space is available.

Large LookListings accounts are generally sold directly to advertisers by our sales force or indirectly by advertising agencies, search engine marketing services or other third parties. Our large customers generally purchase thousands of listings and pay fees on a monthly per-click basis. Smaller LookListings accounts are primarily sold through an automated online interface on our web site and involve the payment of fees on a per-click basis. Smaller LookListings account holders may add search listings for multiple pages on their Web sites, including home page, category-level and product-level pages.

Our former licensing agreement with Microsoft expired in the first quarter of 2004. Prior to that time, we received revenue from licensing and customizing our directories based on Microsoft’s specifications and needs. We received no licensing revenues from Microsoft in 2005.

AdCenter for Publishers

In 2005, we launched our AdCenter for Publishers (“AdCenter”) product that offers a customizable set of content, services and technology designed to augment publishers’ online audience and revenue-building efforts. We offer our AdCenter, search content, and Furl.net products to our customers, leveraging our existing technology assets to create new revenue streams while allowing publishers the flexibility to brand these products according to their needs.

FindArticles

Our FindArticles service allows consumers to search a large database of high-quality content from over millions of articles and thousands of publications. This service is accessible to consumers from www.findarticles.com. With the launch of the vertical search sites, we have been able to select appropriate resources by categories and deliver a more relevant search result.

Furl.net

The Furl.net service is an online bookmarking service available at www.furl.net, on all LookSmart owned properties and now on third party sites. It allows members to simply and securely save copies of any web page. Users can instantly find what they need by searching their online personalized categories and archives from any computer. In addition, Furl users can publicly share links to bookmarked web pages and help other users find those web pages. In 2005, we began offering Furl.net to other online publishers. It is offered under its own brand as well as private-labeled to provide additional functionality and traffic to online publishers.

Affiliate Programs

We generate revenues through our participation in online affiliate programs, which are programs operated by affiliate network services or online merchants in which we are paid a fee for a participating merchant’s acquisition of new customer orders. By participating in affiliate programs, we generate revenues when consumers make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results.

Net Nanny

Net Nanny is a software product for family-friendly web surfing. This software enables consumers to set web access parameters for specific family members. Last year, we switched to an annual service contract for Net Nanny when downloaded online from www.netnanny.com, so that customers can continue to receive updates throughout their contract. The services include Internet monitoring, web site filtering, time limits and privacy controls. Updated site lists are included in the online service contract. The software is also available in authorized retail channels, and purchasers may upgrade to online services as well.

Distribution Network

We actively pursue relationships with portals, Internet service providers, media companies, search services and other web sites in order to maintain and increase the distribution of our online advertising. These relationships are key drivers of our growth because more distribution generally results in more clicks and online advertising revenues. We develop custom search services for our distribution network partners, in some cases providing full-web search and in other cases providing search results only for a commercial segment of searches. We derive the majority of our traffic from our distribution network partners.

Technology

Our principal assets include our software and systems for crawling the web, storing and indexing web page information, updating the index, handling search queries, serving search results, creating and updating our vertical search sites and integrating third party content and features and functionality into such sites, and tracking, analyzing and reporting on customer campaigns. We rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookListings®, LookSmart®, Net Nanny®, WiseNut® and Zeal®. We also have patents pending on various aspects of our search and ad delivery technologies.

AdCenter

We have developed a proprietary system, the AdCenter, to create, track, analyze, report and optimize customer’s advertising campaigns. The AdCenter collects click data for each listing that we manage for our customers, filters out invalid clicks, and provides customer billing. In addition, we provide each of our LookListings customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports.

Search Technology

Our commercial search technology includes software for providing high-volume search results, building and updating indexes, and incorporating maximum CPC and click-through-rate in the placement of listings in search results, updated throughout the day.

Our WiseNut search technology includes software for crawling the web and updating our index of web pages and a proprietary algorithm that searches the index and compiles relevant search results. Since our acquisition of WiseNut in 2002, we have increased the number of documents in the index, increased the frequency of updates to the index, increased the flexibility and scalability of the technical architecture, expanded the capacity of the system, reduced the cost of delivering search results, and improved the relevance of search results produced by the algorithm.

We also developed new search technology using our Furl.net personal bookmarking service. If a Furl user archives a web page, our servers automatically crawl that web page and include it in our updated web search index. Our unique ranking algorithm also makes use of proprietary WiseNut and Furl data to improve the relevance of these web search results.

Crawling Technology

We discontinued the use and support of the Grub distributed crawling technology in 2005 in order to reallocate development and support resources to other revenue-generating initiatives in search technology.

Competition

The online advertising industry is competitive and rapidly changing. The types of advertising services offered by our competitors include paid placement listings, paid inclusion listings, locally-relevant listings, and contextual listings. In addition, we compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic web sites, for a share of our customers’ total advertising expenditures. Our competitors have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and/or greater brand recognition than we have.

We compete on four main fronts: attracting and maintaining consumers to our sites, attracting and maintaining advertisers to purchase our online advertising products, attracting and maintaining distribution network partners to join our network, and attracting and maintaining publishers to utilize our technology. The bases on which we compete differ amongst the four fronts.

•	Attracting and maintaining consumers to our sites—We compete in this area on the basis of the relevance and usefulness of our search results and the features, availability and ease of use of our products and services.

•	Attracting and maintaining advertisers to purchase our online advertising products—We compete principally on the price we charge for our online advertising, which is primarily on a per-click basis, and the advertisers’ perception of the return on investment of our online advertising compared to other advertising products. We also compete on the volume of clicks we can deliver to our advertisers.

•	Attracting and maintaining distribution network partners to join our network—We compete primarily by the revenue we are able to share with distribution network partners, which depends on the rate at which queries are matched by online advertising and on the advertising yield generated.

•	Attracting and maintaining publishers to utilize our technology—We compete on the convenience of our services to our publishers, including the ease of monitoring campaigns, the usability of the AdCenter, the ease of making changes to campaigns, the types of performance data we provide our publishers, and the ability to help them develop more audience. Further, we compete on the ability to private-label or co-brand results pages for publishers.

Government Regulations

We are subject to a number of domestic state and federal laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

In the U.S., state and federal laws relating to the liability of providers of online services for activities of their consumers, and the liability of providers of online advertisers ads and activities, are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by consumers. Likewise, other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, online gambling, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our consumers.

International Operations

Following the termination of the Microsoft contract in the first quarter of 2004, we concluded that our international businesses were no longer strategically or financially viable. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004. We are still in the process of finalizing certain transactions relating to these operations.

Marketing

We provide relevant content, advertising and technology solutions to consumers, advertisers and publishers. Marketing activities are designed to support and grow our business, targeting:

•	Advertisers—In addition to proprietary vertical search properties, we deliver online ads to a reliable network of syndicated publishers and search engine partners.

•	Consumers—Our 181 vertical search sites are where consumers look for what they need, coupling search results with the ability to save content and share links using Furl technology.

•	Publishers—We offer a suite of customizable tools and solutions that help publishers to increase their audience, generate revenue from site traffic and control advertiser relationships.

We use traditional and non-traditional means and media types to grow the business. We seek to retain customers through a mix of informative marketing communication, helpful account tools, continual customer support and an optimal user experience.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. As of December 31, 2005, we had 127 employees.

See Item 1A. “Risk Factors” for a further discussion on some of the risks we face related to our employees.

Available Information

Our web site, www.looksmart.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”).

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and our investors could lose all or part of their investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the year ended December 31, 2005. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our three and four largest distribution network partners accounting for approximately 46% and 52% of our revenues for the year ended December 31, 2005 and 2004, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $17.8 million in the year ended December 31, 2005 and as of December 31, 2005 our accumulated deficit was $203.8 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenues and contain our expenses. In order to generate additional revenues, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated websites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the year ended December 31, 2005, for example, our average revenue per click and average match rate decreased compared to the year ended December 31, 2004. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our advertiser base; if our advertiser base and average advertiser spend falls, our financial results will suffer

Our growth depends on our ability to build an advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of small distribution sources, may change as new distribution sources are added and old distribution sources are removed. Advertisers may view these changes to the distribution network negatively, and existing or potential advertisers may elect to purchase fewer or no listings advertisements for display on our distribution network. If this occurs, it is likely that our average revenue per click and average match rate may decline, we may be unable to meet our financial guidance, and our stock price would likely suffer.

Our growth depends upon our ability to retain and grow our audience for our vertical search sites, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to increase the amount, frequency and page views by consumers of our vertical search sites. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. We recently began owning and operating our own websites, and we may not gain enough of an audience for our vertical search sites to generate any, or sufficient, revenue to justify our efforts, or we may gain a sufficient audience but be unable to gain advertiser acceptance of our vertical search sites. Also, if we do not improve and enhance our vertical search sites in a timely manner, we may lose existing customers to our competitors or fail to attract new customers, which may adversely affect our performance and results of operations.

If we are unable to license or acquire compelling content at reasonable costs, we may be unable to increase traffic to and revenue of our vertical search sites

Our future success depends in part upon our ability to aggregate compelling content and search results and deliver them through our online properties. We license much of the content on our online properties, such as journal articles and news items, from third parties. Our ability to maintain and build relationships with third-party content providers will be important for our success. Also, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by us, the number of consumers of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

Our growth depends upon our ability to offer and support our technology services to online publishers, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to offer and host syndicated technology services to online publishers. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. Also, we do not have significant experience offering services to online publishers, and we may not gain publisher acceptance of our offerings. We may be unable to successfully implement syndicated publisher solutions, or our implementation of a solution may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution. These failures could have an adverse effect on our business and results of operations.

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition, and generate traffic to our consumer web properties in order to maintain and grow revenue and reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert web traffic away from our search network and consumer web properties. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new consumer products and services may not be broadly adopted by customers, in which case we would eventually need to obtain additional financing or cease operations.

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid search industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing. We compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our search results and the price per click charged to advertisers. We also experience competition for our owned-and-operated websites and for offering our technology to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher prices per click, better relevance and conversion rates, or better products and services than we have.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our service offerings. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future or past acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results.

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004, and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and a strain on our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We offer to end users certain software we acquired, but we may lack the managerial and technical resources necessary to implement a successful software licensing business model in a timely manner. Unlicensed copying and use of such software in the United States and abroad will represent a loss of revenue to us.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, our Chief Financial Officer joined us in November 2005. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit listings, compile and distribute our search results, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution network partners:

•	customization of our search results for distribution to particular distribution network partners,

•	substantial increases in the number of search queries to our database,

•	substantial increases in the number of listings in our search databases, or

•	the addition of new products or new features or changes to our products.

If we fail to address these issues in a timely manner, we may lose the confidence of advertisers and distribution network partners, our revenues may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

Risks Related to Operating in our Industry

If we fail to prevent, detect and remove invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Invalid clicks, most often due to “click fraud”, are an ongoing problem for the Internet advertising industry, and we are exposed to the risk of invalid clicks on our paid listings. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our products, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Any failure in the performance of our key operating systems could materially and adversely affect our revenues

Any system failure that interrupts our hosted products or services, including our search service, whether caused by computer viruses, software failure, power interruptions, intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking and invoicing clicks is dependent upon a proprietary software platform. If we lose key personnel or experience a failure of software, this system may fail. In such event, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation.

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

Our business and operations depend on Internet service providers and third party technology providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues

Our consumers, distribution network partners and customers depend on Internet service providers, online service providers and other third parties for access to our search results. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have agreements with third-party click tracking and ad-serving technology providers. We also have an agreement with AboveNet Communications, Inc. to provide network connectivity services. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have developed a 30-day disaster recovery plan to respond in the event of a catastrophic loss of our critical, revenue-generating systems. We have an agreement with Raging Wire, Inc. in Sacramento, California to provide co-location and networking services for our critical systems in such an event. Although we maintain property insurance and business interruption insurance, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize and record revenue would suffer.

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. These claims might, for example, be made for trademark, copyright or patent infringement, defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. As we face increasing competition and expand the number of websites that we publish, the possibility of intellectual property rights claims against us grows, and we cannot guarantee that our services do not infringe the intellectual property rights of others. Lawsuits are filed against us from time to time, and we are currently subject to two purported class action lawsuits in connection with our listings services. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or lead us to change the way we conduct our business

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, license or acquire content and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or websites or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. For example, in the course of our general evaluation of our internal controls and our 2005 close process, we identified four significant deficiencies in the design and operation of our internal controls. We have addressed and are now in the process of remediating such deficiencies. It is possible that as we continue our Section 404 compliance efforts we will identify significant deficiencies, or material weaknesses, in the design and operation of our internal controls. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress is considering new legislation to regulate Internet privacy, and the Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet consumers may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

Our search engine places information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

We and some of our distribution network partners or advertisers retain information about our consumers. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our distribution network partners or advertisers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources.

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage, and transmission over public networks of confidential information. Although we have developed and use systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our consumers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Additionally, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Disruptions in our services and damage caused by viruses and other attacks could cause a loss of user confidence in our systems and services, which could lead to reduced usage of our products and services and materially adversely affect our business and financial results.

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

Risks Related to Accounting Matters

Accounting for employee stock options using the fair value method could significantly reduce our net income

As described in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in this report, we are required to adopt Statement of Financial Accounting Standards No. 123R,

Share-Based Payment (“SFAS 123R”) starting January 1, 2006. We will be required to begin accounting for the fair value of stock options granted to employees as compensation expense. The adoption of SFAS 123R will likely have a significant adverse impact on our results of operations and net loss per share. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our stock to decline, particularly if investors conclude that any resulting decrease in reported profits in 2006 was caused by operational problems rather than by accounting rule changes.

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner web sites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	changes in the amount, frequency and page views by consumers of our vertical search sites,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the effect of accounting for our headquarters office lease in San Francisco, which reflects our management’s assumptions about the subleasing market,

•	systems downtime on our AdCenter, our web site or the web sites of our distribution network partners, or

•	the effect of SFAS 123R, which becomes effective January 1, 2006, and requires that we begin accounting for the fair value of stock options granted to employees as compensation

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. Also, because of our limited operating history and the significant changes we experienced as a result of the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control.

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur,

•	the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of March 9, 2006, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.8 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, on reasonable terms or at all, our liquidity and results of operations will be materially and adversely impacted

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements, which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

•	fund the additional operations and capital expenditures,

•	take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies,

•	develop and upgrade our technology infrastructure beyond current plans,

•	develop new product and service offerings,

•	take advantage of favorable conditions in capital markets, or

•	respond to competitive pressures.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew for two additional five-year periods after the initial term expires. We currently have two subtenants at our primary headquarters facility in San Francisco. We have subleased approximately 24,250 square feet of space through October 2009 at a rate less than our obligation under the original lease. We also subleased approximately 8,500 square feet of space through December 2006 at a rate less than our obligation under the original lease.

In 2004, we also leased office space in London, Los Angeles, Melbourne, Montreal, New York, Sydney and Tokyo. All of these office leases have expired and these branches were closed in 2004, except for our Los Angeles office lease, which terminated in 2005. There is therefore no on-going cash requirement for these facilities.

ITEM 3.    LEGAL PROCEEDINGS

Cisneros v. Yahoo! Inc

On August 3, 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or Web publishers as defendants, including us, and alleges unfair business practices, unlawful business practices, and other causes of action in connection with the display of advertisements from Internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs also filed a motion for preliminary injunction on August 3, 2004.

On January 3, 2005, we filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, we also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. We filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. On October 11, 2005, the court conducted a trail on two of our affirmative defenses. The court held that California public policy bars the plaintiffs from receiving a portion of their requested damages.

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants’ response is due on February 27, 2006. A case management conference is scheduled for March 16, 2006, at which time the court will set a hearing schedule for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion.

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc

On March 14, 2005 we were served with the Second Amended Complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint names eleven search engines and Web publishers as defendants, including us, and alleges breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the Second Amended Complaint are Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including us, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. We were served with discovery requests on October 7, 2005. We have filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However, the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the court entered an order extending the stay until March 31, 2006.

We are also involved from time to time in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Additionally, pursuant to Section 17.06A(e) of the Internal Revenue Code we note that we have not been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2005, we held a special stockholders meeting. At the meeting, a quorum of our stockholders considered a proposal to approve a series of amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock whereby, at the discretion of our board of directors, each outstanding three, five or seven shares of our common stock would be combined into and become one share of our common stock. The following votes were cast by stockholders:

•	91,673,805 votes FOR the proposal;

•	1,659,793 votes AGAINST the proposal;

•	and 276,246 votes ABSTAINED.

Following shareholder approval, the Board of Directors selected the split ratio to be 1-for-5

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. Chess Depositary Interests, or CDIs, which are freely exchangeable with shares of common stock at a ratio of 1:1, are quoted on the Australian Stock Exchange under the symbol “LOK.” The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq National Market for each period indicated adjusted to reflect, for all periods shown, the effect of a one-for-five reverse stock split which became effective at the close of business on October 26, 2005:

	HIGH	LOW
2004
First quarter	$11.15	$7.60
Second quarter	$12.85	$9.30
Third quarter	$10.55	$6.80
Fourth quarter	$11.20	$7.40
2005
First quarter	$10.55	$4.00
Second quarter	$4.75	$3.05
Third quarter	$4.65	$2.95
Fourth quarter	$4.50	$3.40
2006
First quarter (through March 9, 2006)	$4.99	$3.87

LookSmart had approximately 133 holders of record of common stock as of March 9, 2006. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2006 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2005.

In 2004, we sold and issued the following unregistered securities:

(1) On April 22, 2004, in connection with the acquisition of the Net Nanny business assets of BioNet, LLC, we issued to BioNet LLC an aggregate of 394,477 shares of common stock.

(2) On July 29, 2004, in connection with the acquisition of substantially all of the assets of Furl, LLC, we issued to Furl, LLC an aggregate of 107,209 shares of common stock.

In 2003, we sold and issued the following unregistered securities:

(1) On January 23, 2003, in connection with the acquisition of substantially all of the assets of Grub, Inc., we issued an aggregate of 43,400 shares of common stock.

(2) On April 16, 2003, CIM Investments, Inc. exercised warrants to purchase 300,000 shares of common stock via a cashless exercise, which resulted in the issuance of a net of 86,324 shares.

(3) On September 9, 2003, Microsoft Corporation exercised warrants to purchase 96,000 shares of common stock via a cashless exercise, which resulted in the issuance of a net of 84,012 shares.

There were no underwriters employed in connection with any of the foregoing transactions. The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D, hereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction acquired the securities for investment only and not in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$41,359	$76,996	$134,832	$93,174	$81,242
Gross profit	13,738	32,216	64,611	53,126	61,699
Income (loss) from continuing operations*	(17,907)	(11,043)	7,307	30,079	(54,918)
Net income (loss)*	(17,797)	(9,638)	5,786	27,932	(59,567)
Net income (loss) per share—Basic**
Income (loss) from continuing operations	$(0.79)	$(0.49)	$0.35	$1.55	$(2.99)
Net income (loss)	$(0.78)	$(0.43)	$0.28	$1.44	$(3.24)
Net income (loss) per share—Diluted**
Income (loss) from continuing operations	$(0.79)	$(0.49)	$0.34	$1.46	$(2.99)
Net income (loss)	$(0.78)	$(0.43)	$0.27	$1.35	$(3.24)

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$51,307	$63,900	$69,934	$51,264	$47,840
Working capital	45,029	49,063	59,270	40,282	34,679
Total assets	83,008	101,088	126,092	100,554	86,102
Long-term debt and capital lease obligations, net of current portion	184	236	283	1,904	35,777
Total stockholders’ equity	$68,451	$86,100	$86,297	$67,902	$23,644

*	Income (loss) from continuing operations included a restructuring charge of the following amounts:

•	$1.0 million in 2005,

•	$4.2 million in 2004,

•	$4.0 million in 2003,

•	$15.8 million in 2001. For further information on our restructuring charges, refer to Note 13 (Restructuring Charges) in our Notes to Consolidated Financial Statements.

*	Income (loss) from continuing operations included our share of joint venture losses of the following amounts:

•	$0.1 million in 2004,

•	$0.6 million in 2003,

•	$3.7 million in 2002,

•	$9.6 million in 2001.

*	In 2003, net income included an extraordinary gain from the purchase of joint venture entities of $0.2 million.

*	In 2002, income from continuing operations included a gain from the extinguishment of debt of $32.6 million.

*	In 2001, loss from continuing operations included amortization of goodwill of $4.6 million.

**	Per share amounts have been retroactively adjusted for the effects of the one-for-five reverse stock split.

At a meeting of stockholders on October 26, 2005, our stockholders considered a proposal to approve a series of amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock whereby, at the discretion of our Board of Directors, each outstanding three, five or seven shares of our common stock would be combined into and become one share of our common stock. Following shareholder approval, the Board of Directors selected the split ratio to be one-for-five. We filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split. The reverse stock split became effective at the close of business on October 26, 2005.

In the first quarter of 2004, we signed agreements to sell certain of the assets and activities of our Australian, British and Japanese subsidiaries. Accordingly, the selected consolidated financial data set forth above has been recast to remove the results of those international operations from continuing operations for all periods presented. Results of the international operations are included in the Consolidated Financial Statements, as presented in Item 8, herein, in the separate line item gain (loss) from discontinued operations, net of tax, for all periods presented. For further information, see Note 16 (Discontinued Operations) in our Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to those statements that appear elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, stock compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our online advertising business, and all other risks described above, in the section entitled “Risk Factors” in Item 1A of this report, and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

All share and per share information provided in this Annual Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

BUSINESS OVERVIEW

LookSmart is an online media and technology company specializing in vertical search. We provide relevant content, advertising and technology solutions for consumers, advertisers and publishers. Our owned and operated vertical search sites are where consumers look for what they need. Our sites and web tools offer search results with the ability to find, save and share resources from and links to websites and online publishers. In addition to owned and operated properties, LookSmart’s distribution network includes selected, monitored, syndicated publishers and search engine partners who improve advertiser return on investment. We also offer a comprehensive and customizable set of syndicated solutions for publishers to grow their advertiser relationships and audience.

During 2005 we unveiled 181 vertical search sites in 13 categories, delivering consumers relevant search results and advertisers a more qualified customer. For each vertical category, we developed an array of niche sites. For example, our Health web sites include topics such as: alternative medicines, pregnancy, sports medicine diseases, fitness and more. Content found through our vertical search sites are freely accessible and from a wide variety of sources, including online publishers, print-based magazines, directories, specialized listings, and unique references related to the subject areas.

Within each vertical site there are specific recommended searches. However, the sites help consumers see core results and then search or browse for more. In addition, there are specific ways to save and share what consumers have searched for, using Furl.net (our proprietary technology) functionality embedded in the site navigational elements.

At a meeting of our stockholders on October 26, 2005, our stockholders considered a proposal to approve a series of amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock whereby, at the discretion of our Board of Directors, each outstanding three, five or seven shares of our common stock would be combined into and become one share of our common stock. Following shareholder approval, the Board of Directors selected the split ratio to be one-for-five. We filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split. The reverse stock split became effective at the close of business on October 26, 2005.

Critical Accounting Policies and Estimates

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Revenue Recognition

Online Advertising

In prior years online advertising revenue was captioned as listings revenue in our Consolidated Statements of Operations. Our online advertising revenue is primarily composed of per-click fees that we charge customers. Customers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding on keywords or page content, up to a maximum cost per keyword or page content set by the customer.

Revenues associated with online advertising products, including LookListings, FindArticles, our vertical search sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on click-throughs on the advertiser’s online advertising products that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

Affiliate revenue is included in online advertising revenue and is based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenues when Internet consumers make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sales rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to us via our affiliate network.

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter and Furl product. These arrangements include multiple elements such as upfront fees, license fees, and revenue-share based on the publishers’ customer’s monthly revenue. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-share portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

We also recognize revenue from the sale of our Net Nanny software product. Software revenue is recognized upon shipment, provided pervasive evidence of arrangement exists, price is fixed and determinable, collection is determined to be probable and no significant obligations remain on our part. Revenue from distributors is subject to agreements allowing certain rights of return. Accordingly, recognized revenue is reduced by estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. We record royalties when distribution network partners ship products incorporating our software, provided collection of such revenue is deemed probable. We provide a provision against revenue for estimated reductions resulting from billing adjustments and product returns. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. Revenue for products sold on a subscription basis is recognized ratably over the subscription period.

We provide a provision against revenue for estimated reductions resulting from billing adjustments and product returns. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Included in total revenue is revenue from the sale of advertising on our vertical search products. This revenue was less than 10% of total revenue for the year ended December 31, 2005.

Licensing

Revenues associated with our former licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. We did not recognize any license revenue related to Microsoft in 2005.

Allowance for Doubtful Accounts

Determination of collectibility of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. We will record a reduction of our allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than we anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

Valuation of Goodwill and Intangible Assets

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. Goodwill is not amortized. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we periodically re-assess the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event that significantly changes our business. Cash flow forecasts used in evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Alternatively, if our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material impact on the value of our deferred tax assets and liabilities, and our reported financial results.

Internal Use Software Development Costs

We account for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, we have capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to the internal-use computer software project.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

Restructuring Charges

We have recorded a restructuring accrual related to closing certain leased facilities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal of Activities (“SFAS 146”). Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of 2005

Revenues for 2005 were $41.4 million, with a net loss of $17.8 million. The following developments during 2005 were key to our business:

•	Improving our traffic conversion standards. We continued removing traffic sources from our distribution network that do not conform to the quality standards of our advertisers. As such, our total number of paid clicks for 2005 of 306 million was lower than our number of paid clicks in 2004 of 482 million. Our average revenue per click (“RPC”) for 2005 was $0.15 per click, slightly lower than the average for 2004 of $0.16 per click.

•	Developing syndicated solutions for publishers. We continued focusing on our private-labeled AdCenter, providing search of a publisher’s own archived content, and a tailored version of our Furl online bookmarking system for publishers. During the third quarter of 2005, we began generating revenue under agreements with several major companies. We currently expect to add more publishers to our network.

•	Focusing on our vertical search business. We are leveraging our core expertise in database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We launched 181 vertical search sites in 13 different categories during 2005.

Revenues

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Online advertising	$41,359	(46)%	$76,808	(36)%	$119,528
Percentage of total revenues	100%		100%		89%
Licensing	—	(100)%	188	(99)%	15,304
Percentage of total revenues	—%		—%		11%

Total revenues	$41,359	(46)%	$76,996	(43)%	$134,832

Online Advertising

Online advertising revenue primarily decreased in 2005 as a result of the elimination of low converting traffic as we continued our efforts to improve traffic quality and optimize traffic flow from our distribution network partners. Further, revenues also decreased due to the winding down of our agreement with Microsoft, which began in January of 2004. This decrease was partially offset by a 94% increase in revenue from the sale of our consumer products, driven by our FindArticles product. In 2005, we improved our content, which subsequently increased page views and FindArticles revenue. We also began generating revenue from our AdCenter agreements during the second half of 2005, which further offset the overall decrease in revenue.

The decrease in online advertising revenues in 2004 compared to 2003 was related to the termination of the Microsoft agreement. A 64% increase in our non-Microsoft revenue, primarily due to the addition of new distribution network partners in 2004, partially offset the overall decrease.

Total paid clicks were 306 million for the year ended December 31, 2005 compared to 482 million during 2004. Average revenue per click, excluding discounted, run-of-site products, decreased to $0.15 per click during 2005, compared to $0.16 per click during 2004. In 2005, we began removing low-converting traffic from our distribution network. During this time, our RPC decreased as advertisers were less willing to pay our previous rates for low-quality traffic.

Included in total revenue is revenue from the sale of advertising on our vertical search products. This revenue was less than 10% of total revenue for the year ended December 31, 2005.

Licensing

Prior to 2004 we exclusively licensed our database content to Microsoft and customized it for their use. We derived all of our licensing revenue from our agreement with Microsoft, which expired on January 15, 2004.

We expect total revenues to slightly increase in 2006.

Cost of Revenue

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Traffic acquisition costs	$21,560	(45)%	$39,234	(39)%	$64,225
Percentage of online advertising revenue	52%		51%		54%
Other costs of revenue	6,061	9%	5,546	(8)%	5,996

Total cost of revenue	$27,621	(38)%	$44,780	(36)%	$70,221

Percentage of total revenues	67%		58%		52%

Traffic acquisition costs, the costs paid to our distribution network partners, decreased in 2005 compared to 2004, which coincides with our decrease in online advertising revenue. These costs increased as a percentage of online advertising revenue as we began paying a slightly higher revenue sharing percentage to our distribution network partners for higher converting traffic. As a result of the loss of major distribution network partners, traffic acquisition costs decreased by 39% in 2004 compared to 2003.

Other costs of revenue consist of connectivity costs, personnel costs of our operations employees including stock-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. During 2005, other costs of revenue increased due to an increase in fees related to one of our FindArticles content providers. Other costs of revenue decreased in 2004 compared to 2003 due to restructuring efforts in late 2003 and early 2004.

We expect traffic acquisition costs as a percent of online advertising revenue to be relatively consistent with the 2005 percentage.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative and restructuring charges. We are in the process of evaluating the stock option expensing requirements of SFAS 123R and expect the adoption to significantly increase operating expenses in 2006. We are not presently in a position to quantify the impact of the adoption, and therefore, our expectations of future operating expenses are presented on a non-GAAP basis excluding the impact of the adoption of SFAS 123R.

Sales and Marketing

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Sales and marketing expenses	$6,641	(12)%	$7,541	(48)%	14,449
Percentage of total revenues	16%		10%		11%

Sales and marketing expenses include salaries, commissions, stock-based compensation and other costs of employment for our sales force, sales administration and customer service staff, overhead, facilities, allocation of depreciation and the provision for and reductions of the allowance for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows and public relations activities.

Sales and marketing expenses decreased in 2005 compared to 2004 primarily due to a reduction in headcount and therefore salaries and benefits of $1.4 million as a result of our restructuring activities in 2004, and lower commissions and bonuses due to the decrease in revenue. The decrease was partially offset by a $0.6 million increase in marketing and promotional expenses in an effort to drive consumers to our sites.

The decline in sales and marketing expenses from 2003 to 2004 was primarily attributable to a reduction in headcount and therefore salaries, wages and benefits of $7.1 million, resulting from our restructuring activities. In addition, marketing and travel expenses declined $0.6 million in 2004 compared to 2003. This reduction was due to our headcount reduction and overall cost reductions efforts. This decrease was offset by an increase in bad debt expense of $0.5 million from 2003 to 2004.

In 2006, we expect sales and marketing expenses to increase due to promotional expenses increases to attract consumers and advertisers to our sites and increased headcount for our direct selling efforts.

Product Development

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Capitalized software development costs	$(738)	258%	$(206)	(91)%	$(2,244)
Other product development expenses	18,929	(19)%	23,358	(18)%	28,500

Total product development expenses	$18,191	(21)%	$23,152	(12)%	$26,256

Percentage of total revenues	44%		30%		19%

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. During 2005 compared to 2004, the increase in capitalized development costs was due to projects related to developing our vertical sites and our proprietary software platform for tracking and invoicing clicks, totaling $0.9 million. Offsetting the increase in capitalized costs from 2005 to 2004 was a write down of previously capitalized software of $0.2 million during the third quarter of 2005. These increases in 2005 compared to 2004 were partially outweighed by a $0.8 million write down in 2004 of software costs previously capitalized for projects that were cancelled in the second quarter of 2004. These projects were canceled because they were not aligned with our future operating plan.

The decrease in capitalized software development in 2004 compared to 2003 was primarily related to a reduction in the number of engineers assigned to capitalizable projects. Additionally, in the second quarter of 2004, we wrote down $0.8 million in software costs previously capitalized for projects that were cancelled.

The decrease in other product development expenses during 2005 compared to 2004 was due primarily to a reduction in salaries and benefits of $3.5 million as part of our restructuring activities in 2004. Further, allocations of overhead expenses, which are based on headcount, decreased $0.8 million as headcount decreased 21% from December 31, 2004.

The decrease in other product development expenses in 2004 compared to 2003 was due primarily to a reduction in salaries, benefits and other employee costs of $5.2 million and a decrease in the use of outside consultants of $0.7 million, due to the restructuring activities starting in the fourth quarter of 2003, offset by $0.7 million in retention bonuses paid to key employees in 2004.

In 2006, we expect product development costs to remain relatively consistent with 2005 levels.

General and Administrative

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
General and administrative expenses	$7,835	(14)%	$9,095	(13)%	$10,499
Percentage of total revenues	19%		12%		8%

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including stock-based compensation, overhead, facilities and an allocation of depreciation. General and administrative expenses also include legal, tax and accounting, consulting and professional service fees.

General and administrative expenses decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily from renegotiating certain of our insurance policies, which resulted in a cost savings of $0.7 million in 2005. Also, salaries decreased $0.3 million from 2005 to 2004 as a result of non-restructuring separation payments. These payments were $0.2 million in 2005 compared to $0.5 million in 2004. We also had decreases related to employee benefits and payroll taxes of $0.2 million and a loss on disposal of assets in 2004 of $0.3 million. The total decrease in general and administrative expenses was partially outweighed by an increase in legal fees of $0.3 million related to outstanding litigation, patent applications and legal fees related to our reverse stock split.

The decrease in general and administrative expenses in 2004 compared to 2003 was due to a decrease in headcount and therefore salaries and benefits of $0.9 million resulting from restructuring activities starting in the fourth quarter of 2003. Further, professional services decreased by $0.8 million due to legal settlement expenses in the first half of 2003. Partially offsetting the decrease was an increase of executive recruiting costs of $0.3 million in 2004 compared to 2003.

In 2006, we expect general and administrative expenses to be slightly down compared to 2005 levels.

Restructuring Charges

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Restructuring charges	$1,024	(76)%	$4,185	4%	$4,006
Percentage of total revenues	2%		5%		3%

Employee Severance Costs

In November 2003, we implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing business agreement with Microsoft. The severance charges associated with the reduction in force were $0.8 million. In the first and the second quarters of 2004, we eliminated an additional 43 positions in the United States, which included a reduction in our sales force of 11 positions, a reduction in our general and administrative departments of five positions, a reduction in our product development department of 14 positions and a reduction in our editorial team of 13 positions. This reduction resulted in $1.0 million restructuring charges recognized in 2004 and is included in operating expenses on the Consolidated Statement of Operations. All employee severance costs were paid by December 31, 2004. There were no additional restructuring charges related to employee severance costs incurred in 2005.

Lease Restructuring Costs

In connection with the restructuring activities noted above, we closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003, and costs related to the closing of further redundant leased facilities of $3.2 million in the first quarter of 2004.

During the first half of 2005, we had limited success in subleasing our unused space since the establishment of the restructuring liability, and we modified our original estimates. This resulted in additional restructuring charges of $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, we and one of our sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million, which was recorded in the third quarter of 2005. Further, in February 2006, we and another sublessee executed a letter of intent to sublease an additional portion of the unused space, which resulted in a further reduction of the restructuring liability by $0.6 million, which was recorded in the fourth quarter of 2005.

We do not currently expect to incur significant further restructuring charges related to closing redundant leased facilities in 2006 as we have sublet most of our unused space. However, if the letter of intent that we have signed with our sublessee does not result in an executed sublease agreement, we may be required to further adjust our restructuring liability.

Non-Operating Income (Expense)

Interest and Other Non-Operating Income, net

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Other income (expense), net	$220	76%	$125	(107)%	$(1,678)
Interest income	$1,857	120%	$844	38%	$613
Interest expense	$(29)	(3)%	$(30)	(73)%	$(112)
Share of joint venture loss	$—	(100)%	$(115)	(80)%	$(563)

Other income (expense), net includes foreign exchange gains and losses, realized gains or losses on investments, and other non-operating items. In 2005, we recovered $137,000 of previously written off receivables, which caused the overall increase in other income (expense), net.

Interest income includes income from our cash, cash equivalents and investments. The increase in 2005 from 2004 was due to higher overall interest rates earned by our investment portfolio.

Interest expense primarily includes interest due on our note payable and was comparable to 2004.

We did not recognize any share of joint venture loss in 2005 as the wind-down of such operations was mostly completed in 2004.

In 2004 as compared to 2003, an increase in other income (expense), net of $1.8 million drove the overall increase in interest and non-operating income. In 2003 we recorded losses related to foreign currency transactions from our foreign entities, which is included in other income (expense), net. However, in the beginning of 2004, we began closing our foreign entities. As a result we had significantly fewer transactions in foreign currencies and thus recorded less gains and losses related to foreign currency exchange rates.

Income Tax Expense

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Income tax expense	$(2)	(98)%	$(110)	(69)%	$(354)

During 2005, we incurred a net loss and recorded minimum state income tax expense of $2,000. The decrease from 2004 was a result of revisions to estimated 2003 taxes recorded in 2004.

In 2004 the reduction in our income tax expense was due to the net loss incurred in 2004 compared to net income in 2003. The charge in 2004 related to revisions of our estimated 2003 federal and state taxes, including California alternative minimum tax. Income tax expense in 2003 was due to federal alternative minimum tax.

The effective tax rate in 2006 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, and any non-deductible items related to acquisitions or other non-recurring charges.

Gain (Loss) from Discontinued Operations, net of tax

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Gain (loss) from discontinued operations, net of tax	$110	(92)%	$1,405	(182)%	$(1,723)

In January 2004, we agreed to sell certain of the assets of our Australian subsidiary, and related intellectual property rights, to a subsidiary of Telstra Corporation Limited for approximately $0.7 million. In March 2004, we agreed to sell certain of the assets of our Japanese subsidiary, and related intellectual property rights to Value Commerce for approximately $0.7 million. Also in March 2004, we agreed to sell certain assets of our British subsidiary, and the related intellectual property rights to Crystal for approximately $0.1 million. The gain on disposal of the operations of $1.0 million recorded in 2004 is shown net of $0.4 million for transitional expenses.

We recorded an additional gain of $0.1 million in 2005 as a result of additional disposal activities and an increased tax benefit.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue	$—	$6,036	$21,397

Pretax net income (loss) (excluding gain on disposal)	—	407	(1,501)
Tax impact	67	(25)	(222)
Gain on disposal	43	1,023	—

Net gain (loss) from discontinued operations	$110	$1,405	$(1,723)

In 2004, international revenue decreased 72% from 2003 due to the sale or closure of our international businesses and the expiration of our agreement with Microsoft.

Pretax income from discontinued operations in 2004 includes approximately $0.4 million related to the reduction of the allowance for doubtful accounts in the second quarter of 2004, as substantially all accounts were collected in certain locations, and approximately $1.7 million related to the disposition and write down of certain international assets and the reduction of estimated liabilities in 2004, offset by expenses related to the operations of the entities during the periods and the reversal of cumulative translation adjustments of $0.4 million related to both the United Kingdom and Japan, which had been substantially liquidated as of December 31, 2004. As we finalize the liquidation process of our Australian subsidiary, we expect to record additional income related to the reversal of cumulative translation adjustments of $0.5 million in 2006.

In 2004, significant reductions in operating expenses primarily due to our restructuring activities, resulted in the pretax net loss decrease compared to 2003. Operating expenses in sales and general and administrative areas significantly offset the increase in gross margin due to the increased revenue in 2003 compared to 2002. In 2003, tax expense increased due to statutory rates applied to revenue and net taxable income in local jurisdictions.

Extraordinary Gain from the Purchase of BTLS Joint Venture Entities, net of tax

	Year Ended December 31,
	2005	Change	2004	Change	2003
	(in thousands)
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	$—	—%	$—	(100)%	$202

In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to us. We received net assets of $0.2 million along with the ongoing operating and revenue-generating relationships contained in these entities as part of the dissolution and settlement for nominal consideration. In connection with the acquisition of the joint venture entities, we recorded an extraordinary gain of $0.2 million, which represents the fair value of net assets we recorded in excess of the consideration paid upon the acquisition.

Liquidity and Capital Resources

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”), we reclassified $1.8 million of short-term investments which had been purchased with original or remaining maturities of greater than ninety days at date of purchase and which had remaining maturities of less than ninety days at the balance sheet date from cash and cash equivalents to short-term investments on the Consolidated Balance Sheets as of December 31, 2004. The following table summarizes the Consolidated Balance Sheets amounts as previously reported and as reclassified (in thousands):

	December 31, 2004
	As Reported	As Reclassified
Cash and cash equivalents	$45,054	$43,262
Short-term investments	$7,648	$9,440

We also made corresponding adjustments to the Consolidated Statements of Cash Flows for the year ended December 31, 2004 to reflect the purchases and proceeds from sales of these securities as investing rather than as a component of cash and cash equivalents. For the year ended December 31, 2004, before this reclassification, net cash used in investing activities related to these investments of $1.8 million was included in cash and cash equivalents in the Consolidated Statements of Cash Flows. These reclassifications had no impact on the previously reported net loss, total current assets, working capital, cash flow from operations, or cash flow from financing activities.

The following table summarizes the effect of these reclassifications on proceeds from sale of investments, net cash used in investing activities, decrease in cash and cash equivalents, and cash and cash equivalents, end of period, on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2004 (in thousands):

	Year Ended December 31, 2004
	As Reported	As Reclassified
Proceeds from sale of investments	$6,096	$4,304
Net cash used in investing activities	$(16,239)	$(18,031)
Decrease in cash and cash equivalents	$(18,812)	$(20,604)
Cash and cash equivalents, end of period	$45,054	$43,262

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2005, 2004, and 2003 (in thousands).

	Year ended December 31, 2005	Year ended December 31, 2004		Year ended December 31, 2003
		As Reported	As Reclassified
Cash flows provided by (used in) operating activities	$(7,467)	$(6,771)	$(6,771)	$19,268
Cash flows used in investing activities	$(2,470)	$(16,239)	$(18,031)	$(9,635)
Cash flows provided by financing activities	$111	$4,561	$4,561	$5,808

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition costs, content costs and professional services related to legal and audit costs. We ended 2005 with $51.3 million in cash, cash equivalents, and short and long-term investments, a decrease of $12.6 million from $63.9 million at December 31, 2004.

The increase in cash used in operating activities in 2005 compared to 2004 was primarily due to the increased net loss of $8.2 million and a decrease in cash paid for accrued liabilities of $15.6 million primarily due to lower accruals for partner payments related to cost of revenue, corresponding with the decrease in revenue. The decrease in revenue had a corresponding effect on cash collected from accounts receivable; it decreased $17.3 million. During 2004, net cash provided by operations decreased $26.0 million from 2003. A net loss of $9.6 million in 2004 compared to net income of $5.8 million in 2003 was the primary reason for the decrease. Further, cash used for accrued liabilities increased by $30.1 million as accrued liabilities decreased due to the decline in revenue from 2004 to 2003 and the resulting reduction in distribution partner costs.

Net cash used in investing activities in 2005 of $2.5 million resulted primarily from the purchases of short-term investments of $4.1 million and long-term investments of $3.7 million. Further, we purchased equipment and capitalized costs related to internally developed software of $3.9 million. These decreases in cash from investing were partially offset by proceeds from the sale of short-term investments of $9.9 million. In 2004 compared to 2003, net cash used in investing activities increased $8.4 million primarily due to the purchase of long-term investments of $16.7 million, which was partially offset by proceeds from the sale of these long-term investments of $5.4 million and a decrease of $3.2 million in purchases of property, equipment and capitalized software.

Net cash provided by financing activities in 2005 of $0.1 million resulted primarily from the proceeds related to our employee stock plans of $0.2 million, a decrease of $4.5 million from 2004. We also made payments against our outstanding note payable of $0.1 million. In 2004, net cash provided by financing activities decreased $1.2 million due to a decrease in proceeds from our employee stock plans of $2.3 million and a decrease of $1.1 million in payments against our notes payable.

We have outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.3 million at December 31, 2005. The SBLC contains four financial covenants. These include a minimum tangible net worth of $40.0 million, a minimum amount of liquid assets of $40.0 million, no more than $8.0 million loss in any fiscal quarter, and no more than $25.0 million loss in any rolling four-quarter period. As of December 31, 2005, we were in compliance with all required covenants.

While we expect cash to decrease in 2006, we believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for at least the next 12 months. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short-term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Note obligation (principal and interest)	$281	$71	$144	$66	$—
Operating leases	18,463	4,616	9,435	4,412	—
Purchase obligations	426	426	—	—	—

Total	$19,170	$5,113	$9,579	$4,478	$—

Indemnification

During the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. Further, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving, at our request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we maintain directors and officers insurance coverage that may contribute up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and long-term investments. We had no derivative financial instruments as of December 31, 2005 or 2004. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the year ended December 31, 2005, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Foreign Currency Risk

International revenues from our foreign subsidiaries were 0%, 7%, and 14% of total revenues in 2005, 2004, and 2003, respectively, and were derived from our Australian, British and Japanese operations. Our international business was subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian Dollar, the British Pound, the Japanese Yen and the United States Dollar. In the first quarter of 2004, we signed agreements to sell the assets and activities of our international subsidiaries and are in the process of liquidating all of our international entities. As of December 31, 2005, our exposure to foreign currency risk was not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

We have completed integrated audits of LookSmart, Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Francisco, California

March 14, 2006

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,436	$43,262
Short-term investments	17,871	9,440

Total cash, cash equivalents and short-term investments	51,307	52,702
Trade accounts receivable, net of allowance for doubtful accounts of $240 and $497 at December 31, 2005 and 2004 and allowance for returns of $14 and $965 at December 31, 2005 and 2004	2,781	3,880
Prepaid expenses	443	1,042
Other current assets	569	1,174

Total current assets	55,100	58,798
Long-term investments	—	11,198
Property and equipment, net	5,503	5,988
Security deposits and other assets, net	2,464	3,318
Intangible assets, net	5,519	7,364
Goodwill	14,422	14,422

Total assets	$83,008	$101,088

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,629	$360
Other accrued liabilities	4,865	6,584
Deferred revenue and customer deposits	2,047	1,525
Current portion of long-term liabilities	1,530	1,266

Total current liabilities	10,071	9,735
Long-term debt, net of current portion	184	236
Other long-term liabilities, net of current portion	4,302	5,017

Total liabilities	14,557	14,988

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2005 and 2004; Issued and Outstanding: none at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; Authorized: 200,000 at December 31, 2005 and 2004; Issued and Outstanding: 22,912 and 22,854, at December 31, 2005 and 2004	23	23
Additional paid-in capital	271,851	271,694
Other equity	386	395
Accumulated deficit	(203,809)	(186,012)

Total stockholders’ equity	68,451	86,100

Total liabilities and stockholders’ equity	$83,008	$101,088

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Online advertising	$41,359	$76,808	$119,528
Licensing	—	188	15,304

Total revenues	41,359	76,996	134,832
Cost of revenues	27,621	44,780	70,221

Gross profit	13,738	32,216	64,611
Operating expenses:
Sales and marketing	6,641	7,541	14,449
Product development	18,191	23,152	26,256
General and administrative	7,835	9,095	10,499
Restructuring charges	1,024	4,185	4,006

Total operating expenses	33,691	43,973	55,210

Income (loss) from operations	(19,953)	(11,757)	9,401
Non-operating income (expense):
Other income (expense), net	220	125	(1,678)
Interest income	1,857	844	613
Interest expense	(29)	(30)	(112)
Share of joint venture loss	—	(115)	(563)

Income (loss) from continuing operations before income taxes and extraordinary gain	(17,905)	(10,933)	7,661
Income tax expense	(2)	(110)	(354)

Income (loss) from continuing operations before extraordinary gain	(17,907)	(11,043)	7,307
Gain (loss) from discontinued operations, net of tax	110	1,405	(1,723)

Income (loss) before extraordinary gain	(17,797)	(9,638)	5,584
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	202

Net income (loss)	$(17,797)	$(9,638)	$5,786

Net income (loss) per share—Basic
Income (loss) from continuing operations before extraordinary gain	$(0.79)	$(0.49)	$0.35
Gain (loss) from discontinued operations, net of tax	0.01	0.06	(0.08)

Income (loss) before extraordinary gain	(0.78)	(0.43)	0.27
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.01

Net income (loss) per share	$(0.78)	$(0.43)	$0.28

Weighted average shares outstanding used in computing basic net income (loss) per share	22,765	22,266	20,739

Net income (loss) per share—Diluted
Income (loss) from continuing operations before extraordinary gain	$(0.79)	$(0.49)	$0.34
Gain (loss) from discontinued operations, net of tax	0.01	0.06	(0.08)

Income (loss) before extraordinary gain	(0.78)	(0.43)	0.26
Extraordinary gain from the purchase of BTLS joint venture entities, net of tax	—	—	0.01

Net income (loss)	$(0.78)	$(0.43)	$0.27

Weighted average shares outstanding used in computing diluted net income (loss) per share	22,765	22,266	21,748

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Other Equity	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2002	20,284	$10	$249,334	$718	$(182,160)	$67,902
Common stock issued upon exercise of stock options	965	5	6,435	—	—	6,440
Common stock issued for acquisitions	43	1	3,614	—	—	3,615
Common stock issued for employee						—
stock purchase plan	99	—	558	—	—	558
Common stock issued upon exercise of warrants	170	—	913	(913)	—	—
Stock-based compensation	—	—	772	238	—	1,010
Tax benefit related to stock plans	—	—	256	—	—	256
Comprehensive income:
Unrealized gain on securities, net	—	—	—	1	—	1	$1
Translation adjustment	—	—	—	729	—	729	729
Net income	—	—	—	—	5,786	5,786	5,786

Balance at December 31, 2003	21,561	16	261,882	773	(176,374)	86,297	$6,516

Common stock issued upon exercise of stock options	750	4	4,376	—	—	4,380
Common stock issued for acquisitions	502	3	5,074	—	—	5,077
Common stock issued for employee stock purchase plan	41	—	276	—	—	276
Stock-based compensation	—	—	86	68	—	154
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(83)	—	(83)	$(83)
Translation adjustment	—	—	—	(2)	—	(2)	(2)
Reversal of CTA due to liquidation of foreign subsidiaries	—	—	—	(361)	—	(361)	(361)
Net loss	—	—	—	—	(9,638)	(9,638)	(9,638)

Balance at December 31, 2004	22,854	23	271,694	395	(186,012)	86,100	$(10,084)

Common stock issued upon exercise of stock options	27	—	92	—	—	92
Common stock issued for employee stock purchase plan	31	—	103	—	—	103
Stock-based compensation	—	—	(38)	38	—	—
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(47)	—	(47)	$(47)
Net loss	—	—	—	—	(17,797)	(17,797)	(17,797)

Balance at December 31, 2005	22,912	$23	$271,851	$386	$(203,809)	$68,451	$(17,844)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$(17,797)	$(9,638)	$5,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of joint venture loss	—	115	563
Depreciation and amortization	7,957	8,186	7,836
Stock compensation	—	154	1,010
(Gain) loss from sale of assets and other non-cash charges	622	(653)	(315)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	1,099	18,385	(6,413)
Prepaid expenses	598	1,266	(260)
Other assets	402	216	905
Trade accounts payable	1,269	(3,240)	267
Other accrued liabilities	(2,140)	(17,725)	12,325
Deferred revenue and customer deposits	523	(3,837)	(2,436)

Net cash provided by (used in) operating activities	(7,467)	(6,771)	19,268

Investing activities
Acquisitions, net of cash acquired	(750)	(2,116)	(612)
Purchase of short-term investments	(4,055)	(7,676)	(6,068)
Proceeds from sale of short-term investments	9,904	4,304	3,568
Proceeds from sale of long-term investments	—	5,392	—
Purchase of long-term investments	(3,731)	(16,677)	—
Funding to joint venture and subsidiaries	—	—	(500)
Payments for property, equipment and capitalized software development	(3,854)	(2,824)	(6,035)
Proceeds from the sale of property and equipment	16	82	12
Proceeds from the sale of assets of foreign entities	—	1,484	—

Net cash used in investing activities	(2,470)	(18,031)	(9,635)

Financing activities
Repayment of notes	(84)	(95)	(1,190)
Proceeds from issuance of common stock	195	4,656	6,998

Net cash provided by financing activities	111	4,561	5,808

Effect of exchange rate changes on cash	—	(363)	729

Increase (decrease) in cash and cash equivalents	(9,826)	(20,604)	16,170
Cash and cash equivalents, beginning of period	43,262	63,866	47,696

Cash and cash equivalents, end of period	$33,436	$43,262	$63,866

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock for acquisitions	$—	$5,077	$3,615
Cashless exercise of warrants	$—	$—	$913
Interest paid	$30	$27	$112
Income taxes paid	$42	$158	$598

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is an online media and technology company specializing in vertical search. The Company, a Delaware corporation, was incorporated in 1996.

At a meeting of stockholders on October 26, 2005, the Company’s stockholders considered a proposal to approve a series of amendments to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of its common stock whereby, at the discretion of the Board of Directors, each outstanding three, five or seven shares of the Company’s common stock would be combined into and become one share of common stock. Following shareholder approval, the Board of Directors selected the split ratio to be one-for-five. The Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split. The reverse stock split became effective at the close of business on October 26, 2005. All share and per share information included in these Consolidated Financial Statements has been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these Consolidated Financial Statements. Results of discontinued international operations are included in the separate line item labeled gain (loss) from discontinued operations, net of tax, for all periods presented. The results of the discontinued operations are summarized in Note 16 (Discontinued Operations).

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”), the Company reclassified $1.8 million of short-term investments which had been purchased with original or remaining maturities of greater than ninety days at date of purchase and which had remaining maturities of less than ninety days at the balance sheet date from cash and cash equivalents to short-term investments on the Consolidated Balance Sheets as of December 31, 2004. The following table summarizes the Consolidated Balance Sheets amounts as previously reported and as reclassified (in thousands):

	December 31, 2004
	As Reported	As Reclassified
Cash and cash equivalents	$45,054	$43,262
Short-term investments	$7,648	$9,440

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also made corresponding adjustments to the Consolidated Statements of Cash Flows for the year ended December 31, 2004 to reflect the purchases and proceeds from sales of these securities as investing rather than as a component of cash and cash equivalents. For the year ended December 31, 2004, before this reclassification, net cash used in investing activities related to these investments of $1.8 million was included in cash and cash equivalents in the Consolidated Statements of Cash Flows. These reclassifications had no impact on the previously reported net loss, total current assets, working capital, cash flow from operations, or cash flow from financing activities.

The following table summarizes the effect of these reclassifications on proceeds from sale of investments, net cash used in investing activities, decrease in cash and cash equivalents, and cash and cash equivalents, end of period, on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2004 (in thousands):

	Year Ended December 31, 2004
	As Reported	As Reclassified
Proceeds from sale of investments	$6,096	$4,304
Net cash used in investing activities	$(16,239)	$(18,031)
Decrease in cash and cash equivalents	$(18,812)	$(20,604)
Cash and cash equivalents, end of period	$45,054	$43,262

Certain other prior years’ balances have been reclassified to conform to the current year’s presentation. The reclassifications had no material impact on net loss or stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, long-term investments, trade accounts receivable, trade accounts payable, and other accrued liabilities are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of notes payable approximates fair value.

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency is their local currency through substantial completion of liquidation, are translated into United States Dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive income (loss). Where substantial liquidation has occurred, the cumulative translation adjustment has been reversed and reported in gain (loss) from discontinued operations. Beginning in the fourth quarter of 2004, the functional currency of the Company’s foreign subsidiaries was changed to the US Dollar and all translation adjustments thereafter are included in the Consolidated Statements of Operations. See Note 16 (Discontinued Operations) for complete discussion of discontinued international operations.

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income (expense), net. Such exchange income (loss) amounted to $84,000, $(35,000), and $(958,000) for 2005, 2004, and 2003 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. The Company considers all highly liquid investments with an original maturity or maturity at date of purchase of ninety days or less to be cash equivalents.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company accounts for investments in securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days and current maturities less than twelve months from the balance sheet date are considered short-term investments. The Company considers auction rate securities to be short-term investments based on its intent to liquidate the securities within twelve months of the balance sheet date. All instruments with maturities at date of purchase greater than one year from the balance sheet date are considered long-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2005, the Company’s short-term investments were primarily commercial paper with maturities in excess of 90 days. Long-term investments at December 31, 2004, were primarily commercial paper with maturities in excess of one year. Fair values were determined for each individual security in the investment portfolio.

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated comprehensive income (loss) in stockholders’ equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long- term investments and accounts receivable. As of December 31, 2005 and 2004, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk Evaluation

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time other receivables are past due. Historically, such losses have been within management’s expectations. As of December 31, 2005 one customer accounted for 28% of accounts receivable and another customer accounted for 13% of accounts receivable. No one customer accounted for 10% or more of accounts receivable as of December 31, 2004.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Concentrations

The Company derived the following percentages of its revenue primarily from its relationship with significant distribution network partners, as well as customers:

	Year Ended December 31,
	2005	2004	2003
Company 1	23%	16%	6%
Company 2	12%	11%	4%
Company 3	11%	5%	—%
Company 4	4%	12%	6%
Company 5	1%	13%	65%

The Company derived 100% of its licensing revenues in 2004 and 2003 from its agreement with Microsoft.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

Internal Use Software Development Costs

The Company accounts for internal use software development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

The Company’s capitalized software development costs were $6.7 million and $6.0 million with related accumulated amortization of $5.1 million and $3.3 million at December 31, 2005 and 2004, respectively. Amortization expense was $1.8 million, $1.8 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized software development costs are included in other assets and are generally amortized over two to three years.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangibles with indefinite useful lives are not amortized but are reviewed periodically for impairment.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews goodwill for potential impairment as of December 31 each year and was not required to record a goodwill impairment charge as a result of the reviews in 2005, 2004 or 2003. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

Cash flow forecasts used in evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company is currently amortizing acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2005, there have been no such impairments.

Revenue Recognition

Online Advertising

In prior years, online advertising revenue was captioned as listings revenue in the Consolidated Statements of Operations. Online advertising revenue is primarily composed of per-click fees that the Company charges customers. Customers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding on keywords or page content, up to a maximum cost per keyword or page content set by the customer.

Revenues associated with online advertising products, including LookListings, Furl, FindArticles, the Company’s vertical search sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. The Company pays distribution network partners based on click-throughs on the advertiser’s online advertising products that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Affiliate revenue is included in online advertising revenue and is based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, the Company generates revenues when Internet consumers make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in the Company’s search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sales rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to the Company via its affiliate network.

The Company also enters into agreements to provide private-labeled versions of its products, including the AdCenter and Furl products. These arrangements include multiple elements such as upfront fees, license fees, and revenue-share based on the publishers’ customer’s monthly revenue. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-share portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company also recognizes revenue from the sale of its Net Nanny software product. Software revenue is recognized upon shipment, provided pervasive evidence of arrangement exists, price is fixed and determinable, collection is determined to be probable and no significant obligations remain on the Company’s part. Revenue from distributors is subject to agreements allowing certain rights of return. Accordingly, recognized revenue is reduced by estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel and other related factors. The Company records royalties when customers ship products incorporating the Company’s software, provided collection of such revenue is deemed probable. Revenue for products sold on a subscription basis is recognized ratably over the subscription period.

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and product returns. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Included in total revenue is revenue from the sale of advertising on our vertical search products. This revenue was less than 10% of total revenue for the year ended December 31, 2005.

Licensing

Revenues associated with the Company’s former licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. The Company did not recognize any license revenue related to Microsoft in 2005.

Traffic Acquisition Costs

The Company enters into agreements of varying durations with its distribution network partners that display the Company’s listings ads on their sites in return for a percentage of the revenue-per-click that the Company

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receives when the ads are clicked on those partners’ sites. The Company also enters into agreements of varying durations with third party affiliates that integrate the Company’s pay-for-performance search service into their Web sites. There are generally three economic structures of the affiliate agreements: guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

The Company expenses, as cost of revenues, traffic acquisition costs under two methods; agreements with fixed payments are expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Stock-Based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123 and related Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(17,797)	$(9,638)	$5,786
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	154	1,010
Total stock-based employee compensation expense determined under fair value method for ESPP, net of tax	(41)	—	—
Total stock-based employee compensation expense determined under fair value method for stock options, net of tax	(2,144)	(4,718)	(18,126)

Pro forma net loss	$(19,982)	$(14,202)	$(11,330)

Net income (loss) per share:
Basic—as reported	$(0.78)	$(0.43)	$0.28
Basic—pro forma	$(0.88)	$(0.64)	$(0.55)
Diluted—as reported	$(0.78)	$(0.43)	$0.27
Diluted—pro forma	$(0.88)	$(0.64)	$(0.52)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant and Employee Stock Purchase Plan (“ESPP”) award, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Volatility	97%	70%	126%
Risk-free interest rate	4.19%	3.43%	2.97%
Expected lives of stock options (years)	4.5	5.0	4.4
Expected lives of ESPP awards (years)	0.5	—	—
Expected dividend yield	—	—	—

The weighted average fair value for options granted was $3.37, $9.80 and $11.30 for 2005, 2004, and 2003, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.4 million, $0.2 million, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Product Development Costs

Research and development of new product ideas and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Income (Loss)

The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130, Comprehensive Income (“SFAS 130”). Items of comprehensive income that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Income (Loss) Per Share

Statement of Financial Standards No. 128, Earnings per Share (“SFAS 128”), establishes standards for computing and presenting net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

In 2003, the Company had two operating segments: online advertising and licensing. As of January 1, 2004, the Company changed to one operating segment, online advertising, due to the expiration of the Company’s only licensing agreement with Microsoft in January of 2004.

With the exception of accounts receivable, deferred revenue and goodwill, information (for the purposes of making decisions about allocating resources) available to the chief operating decision makers of the Company, the Chief Executive Officer and the Chief Financial Officer, did not include allocations of assets and liabilities or operating costs to the Company’s segments in 2003.

As of December 31, 2005 and December 31, 2004, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenues included in continuing operations were generated in the United States. See Note 16 (Discontinued Operations) regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”), and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS 123R,which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the Company’s Consolidated Statements of Operations. The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Stock-Based Compensation above for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended December 31, 2005, 2004, and 2003 as if the Company had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for share-based awards. The Company is evaluating the requirements under SFAS 123R including the fair value model and transition method to select and expects the adoption to have a significant adverse impact on the Consolidated Statements of Operations and net income (loss) per share.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”) (“FAS 109-2”). The Company does not expect a material impact on its consolidated results of operations due to the AJCA or implementation of FAS 109-2.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions

The transactions below were recorded using the purchase method of accounting and the operating results of these acquisitions have been included in the Company’s results of operations since the acquisition dates. The purchase prices have been allocated to assets acquired and liabilities assumed based on their fair values on the acquisition dates.

Net Nanny

On April 22, 2004, the Company acquired the business and certain assets of Net Nanny, a division of BioNet Systems LLC, a privately held company, for $850,000 in cash, 394,477 shares of common stock valued at $4.2 million and $27,000 of costs related to completing the transaction. Net Nanny is a software application that is loaded on a user’s desktop computer and provides online parental control and content filtering of web search results.

The common stock issued was valued at $10.75 per share in accordance with Emerging Issues Task Force Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination (“EITF 99-12”) using the average of the closing prices of the Company’s common stock for the two days prior to and including April 22, 2004, which was prior to the announcement date of April 29, 2004.

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

The following table summarizes the purchase price allocation. These amounts were determined through established valuation techniques in the technology industry (in thousands):

Accounts receivable, net of provisions	$171
Inventory	34
Purchased technology	510
Goodwill	3,490
Other intangible assets	940

Total assets acquired	5,145
Less: current liability assumed	34

Net assets acquired	$5,111

Furl.net

During the third quarter of 2004, the Company acquired the assets of Furl.net, which consisted primarily of intangible assets related to technology, customer lists, trade name and employees. The asset acquisition did not have a significant impact on total assets of the Company.

Grub, Inc.

In January 2003, the Company acquired intellectual property rights from Grub, Inc. and an individual for certain cash payments and the Company’s common stock. The acquisition did not have a significant impact on total assets of the Company.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consisted of the following as of December 31, 2005 and 2004 (in thousands):

December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$2,013	$—	$—	$2,013

Cash equivalents
Money market mutual funds	376	—	—	376
Corporate debt securities	31,047	—	—	31,047

Total cash equivalents	31,423	—	—	31,423

Total cash and cash equivalents	33,436	—	—	33,436

Short-term investments
Corporate debt securities	10,597	—	(106)	10,491
State and municipal bonds and notes	5,405	—	(18)	5,387
United States government agency notes	2,000	—	(7)	1,993

Total short-term investments	18,002	—	(131)	17,871

Total cash, cash equivalents, and short-term investments	$51,438	$—	$(131)	$51,307

December 31, 2004	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$8,776	$—	$—	$8,776

Cash equivalents
Money market mutual funds	451	—	—	451
Corporate debt securities	32,039	—	(1)	32,038
United States government agency notes	1,997	—	—	1,997

Total cash equivalents	34,487	—	(1)	34,486

Total cash and cash equivalents	43,263	—	(1)	43,262

Short-term investments
Corporate debt securities	3,696	—	(7)	3,689
State and municipal bonds and notes	750	1	—	751
Equity instruments	5,000	—	—	5,000

Total short-term investments	9,446	1	(7)	9,440

Long-term investments
Corporate debt securities	7,645	—	(58)	7,587
State and municipal bonds and notes	3,629	—	(18)	3,611

Total long-term investments	11,274	—	(76)	11,198

Total cash, cash equivalents, short-term and long-term investments	$63,983	$1	$(84)	$63,900

At December 31, 2005, gross unrealized losses on investments were all in loss positions for less than 12 months.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market values were determined for each individual security in the investment portfolio. Any declines in values were primarily related to changes in interest rates and are considered to be temporary in nature.

At December 31, 2005, all short-term investments were debt securities and the amortized cost and fair value were classified as due within one year.

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$15,652	$21,308
Furniture and fixtures	1,126	1,251
Software	3,334	4,263
Leasehold improvements	2,718	2,728

Total	22,830	29,550
Less accumulated depreciation and amortization	(17,327)	(23,562)

Property and equipment, net	$5,503	$5,988

Cost related to assets under capital lease obligations at December 31, 2005 and 2004 was $0 and $0.1 million, respectively. Accumulated amortization related to assets under capital lease obligations at December 31, 2005 and 2004 was $0 and $0.1 million, respectively.

Depreciation and amortization expense was $3.6 million, $4.5 million, and $4.8 million for 2005, 2004, and 2003, respectively.

5.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years.

Goodwill and intangible assets were as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$14,422	$14,422

Intangible assets
Purchased technology	$10,179	$9,951
Less accumulated amortization	(6,365)	(4,614)

Net purchased technology	3,814	5,337

Trade names	1,743	1,470
Less accumulated amortization	(516)	(167)

Net trade names	1,227	1,303

Other intangibles	2,170	1,921
Less accumulated amortization	(1,692)	(1,197)

Net other intangibles	478	724

Intangible assets, net	$5,519	$7,364

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2005, the Company revised its estimate of the remaining useful life of one of the intangibles assets, which resulted in an accelerated amortization of $0.2 million.

Intangible asset amortization expense was $2.5 million, $1.9 million, and $1.8 million for 2005, 2004, and 2003, respectively and was primarily in product development costs. There was no goodwill amortization for the years ended December 31, 2005, 2004, or 2003.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2006	$2,166
2007	1,744
2008	1,236
2009	344
2010	29
Thereafter	—

Total	$5,519

6.    Other Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation and related expenses	$1,487	$1,932
Accrued distribution and partner costs	1,936	3,428
Accrued professional service fees	723	658
Customer refunds	82	148
Accrued equipment purchases	343	—
Other	294	418

Total	$4,865	$6,584

7.    Notes Payable

Future principal payments under notes payable at December 31, 2005 are as follows (in thousands):

Year	Principal Payments	Interest Payments
2006	$52	$19
2007	58	14
2008	63	9
2009	63	3
2010	—	—
Thereafter	—	—

Total	$236	$45

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472,000 to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2005, the balance of this note was $236,000.

8.    Income Taxes

The Company was in a net loss position in 2005 and 2004. The income tax provision for 2005, 2004, and 2003 relates to minimum state tax, federal alternative minimum tax (“AMT”) and revisions of prior years’ estimated taxes.

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax asset:
Net operating losses	$66,229	$55,569
Depreciation and amortization	6,798	6,927
Accruals and reserves	3,019	3,671
Compensation	498	106

Total deferred tax assets	76,544	66,273
Less: valuation allowance	(76,544)	(66,273)

Deferred tax asset, net	$—	$—

As of December 31, 2005, the Company has net operating loss (“NOL”) carryforwards of approximately $175.0 million and $115.0 million for federal and state purposes, respectively. The Company also has an AMT credit carryforward of approximately $100,000. The NOL carryforwards will expire at various dates beginning in 2006 through 2025, if not utilized. The AMT tax credit carryforward may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $46.0 million and $24.0 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2005 and 2004 due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $10.3 million, $2.4 million, and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	34.0%	34.0%	34.0%
Permanent differences	(2.8)	(6.4)	10.1
State taxes, including permanent differences	—	0.1	0.1
Change in valuation allowance	(31.3)	(21.6)	(43.5)
Other	0.1	(7.1)	3.9

Total	—%	(1.0)%	4.6%

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under this operating lease and minimum sublease rental income, at December 31, 2005 are as follows (in thousands):

	Operating Lease	Minimum Sublease Rental Income
Year
2006	$4,616	$530
2007	4,684	421
2008	4,751	444
2009	4,412	390
Thereafter	—	—

Total	$18,463	$1,785

Rent expense under all operating leases for 2005, 2004, and 2003, amounted to $3.9 million, $4.0 million, and $3.8 million (net of sublease income of $0.6 million, $0.6 million, and $0.9 million), respectively. Rent expense is net of lease restructuring adjustments related to certain leased facilities. See Note 13 (Restructuring Charges). Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

The Company has outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.3 million at December 31, 2005. The SBLC contains four financial covenants. These include a minimum tangible net worth of $40.0 million, a minimum amount of liquid assets of $40.0 million, no more than $8.0 million loss in any fiscal quarter, and no more than $25.0 million loss in any rolling four-quarter period. As of December 31, 2005, the Company was in compliance with all required covenants.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution network partners in connection with the sales of its products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. Further, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute up to certain limits, a portion of any future amounts paid, for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Cisneros v. Yahoo!, Inc

On August 3, 2004, Mario Cisneros and Michael Voight filed a private attorney general lawsuit on behalf of a proposed class in Superior Court in San Francisco County, California. The complaint names thirteen search engines or Web publishers as defendants, including the Company, and alleges unfair business practices, unlawful business practices, and other causes of action in connection with the display of advertisements from Internet gambling companies. The complaint seeks restitution, unspecified compensatory damages, declaratory and injunctive relief, and attorneys’ fees. Plaintiffs also filed a motion for preliminary injunction on August 3, 2004.

On January 3, 2005, the Company filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, the Company also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. The Company filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. On October 11, 2005, the court conducted a trail on two of the Company’s affirmative defenses. The court held that California public policy bars the plaintiffs from receiving a portion of their requested damages.

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants’ response is due on February 27, 2005. A case management conference is scheduled for March 16, 2006, at which time the court will set a hearing schedule for plaintiffs renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion.

At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc

On March 14, 2005 the Company was served with the Second Amended Complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint names eleven search engines and Web publishers as defendants, including the Company, and alleges breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the Second Amended Complaint are Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006.

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

10.    Stockholders’ Equity

At a meeting of stockholders on October 26, 2005, the Company’s stockholders considered a proposal to approve a series of amendments to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock whereby, at the discretion of the Board of Directors, each outstanding three, five or seven shares of its common stock would be combined into and become one share of common stock. Following shareholder approval, the Board of Directors selected the split ratio to be one-for-five. The Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split. The reverse stock split became effective at the close of business on October 26, 2005.

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2005, no shares of preferred stock were issued or outstanding.

Warrants

In October 2000, the Company acquired Zeal Media, Inc (“Zeal”) and assumed warrants to purchase 4,237 shares of common stock at $45.20 per share in connection with the acquisition. As of December 31, 2005, all of these warrants had expired. The fair value of the warrants was recorded as part of the purchase price of Zeal.

Chess Depositary Interests

On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depositary Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol “LOK”. The Company completed the listing in order to enable investors that prefer to invest in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the listing of the CDIs. In November 2004, the Company completed a 20 for 1 consolidation of

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the CDIs listed on the Australian Stock Exchange. A total of 282 million CDIs were exchanged for 14 million CDI’s as a result of the consolidation. At December 31, 2005, each CDI was freely exchangeable with shares of LookSmart common stock at the option of the holder at a ratio of 1:1. The number of CDIs outstanding as of December 31, 2005 was 1,939,544.

Stock-Based Compensation

In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Amortization of deferred stock compensation	$38	$77	$819
Stock compensation related to modified options	—	67	—
Stock compensation related to variable options	(38)	10	191

Total stock-based compensation	$—	$154	$1,010

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,157,611, and 4,184,021 shares of common stock for issuance under its stock option plans at December 31, 2005 and December 31, 2004, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

In February 2001, the Company offered an exchange of options to certain option holders under the Plan. The option holders were allowed to exchange their existing options for options with a lower exercise price of $12.50 per share and were required to surrender certain supplemental options granted in 2000 (the “Special Options”). The terms and conditions of the new options are the same as those under the Plan, except that the option terms expired in December 2005 and the options are nonqualified. A total of 1,082,172 options, ranging in price from $22.66 - $342.19 per share, were cancelled and reissued under this offer and are considered variable options. A total of 460,547 Special Options ranging in price from $30.78 - $215.00 were surrendered and cancelled without reissuance. Under the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25 (“FIN 44”), options that were granted within six months of these cancelled options must be accounted for as variable options (the “Variable Options”). A total of 153,486 Variable Options at exercise prices ranging from $3.40 –$12.50 per share were granted within six months of this cancellation. The effect of the Variable Options on the Company’s financial statements varies and depends upon the price of the Company’s common stock on the last trading day of each fiscal quarter. As of December 31, 2005, 27,438 Variable Options remained outstanding.

As of December 31, 2005, 1,823,814 options were outstanding and 2,333,797 shares remained available for grant under the Company’s plans.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	3,668	$8.00
Granted	1,190	$13.65
Exercised	(965)	$6.65
Cancelled	(447)	$10.50

Balance at December 31, 2003	3,446	$10.00
Granted	922	$9.85
Exercised	(750)	$5.85
Cancelled	(1,653)	$11.70

Balance at December 31, 2004	1,965	$10.15
Granted	932	$3.81
Exercised	(27)	$3.45
Cancelled	(1,046)	$9.42

Balance at December 31, 2005	1,824	$7.31

The Company accounts for employee stock options under APB 25 and related interpretations. For 2005, 2004, and 2003, the Company recorded deferred compensation of $0, $0.1 million, and $0.2 million, respectively, for stock option grants related to the options assumed in acquisitions.

The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25–$3.10	374	9.46	$3.08	82	$3.00
$3.15–$5.35	397	9.19	$4.22	131	$4.30
$5.80–$7.90	245	7.90	$6.85	163	$6.84
$8.65–$8.65	376	8.82	$8.65	128	$8.65
$8.85–$85.31	432	8.01	$12.90	259	$13.65

$1.25–$85.31	1,824	8.72	$7.31	763	$8.61

As of December 31, 2004 and 2003, there were 952,980 and 1,480,710 options exercisable, respectively.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At December 31, 2005, a total of 440,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases on January 1 of each year, beginning in 2000. As of December 31, 2005, 396,001 shares have been issued under the ESPP Plan and 43,999 shares remain available for issuance.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Other Equity

Other equity consists of the following (in thousands):

	December 31,
	2005	2004	2003
Unearned stock-based compensation	$—	$(38)	$(107)
Unrealized gain (loss) on securities, net	(131)	(84)	1
Translation adjustments	517	517	879

Total other equity	$386	$395	$773

12.    Net Income (Loss) per Share

In accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator—Basic and diluted:
Net income (loss) from continuing operations before extraordinary gain	$(17,907)	$(11,043)	$7,307

Denominator
Weighted average common shares outstanding:
Shares used to compute basic net income (loss) per share	22,765	22,266	20,739
Dilutive common equivalent shares:
Options	—	—	1,008
Warrants	—	—	1

Shares used to compute diluted net income (loss) per share	22,765	22,266	21,748

Net income (loss) from continuing operations before extraordinary gain per share:
Basic	$(0.79)	$(0.49)	$0.35
Diluted	$(0.79)	$(0.49)	$0.34

Options and warrants to purchase common stock are not included in the diluted income (loss) per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options for the years ended December 31, 2005, 2004 and 2003 were 68,181, 310,173 and 0, respectively.

For the years ended December 31, 2005, 2004, and 2003, 1,274,104, 958,792 and 711,666, respectively, common equivalent shares related to outstanding stock options and warrants have been excluded from the calculation of diluted net income (loss) per share as their respective exercise prices were more than the average market value for the respective periods.

13.    Restructuring Charges

Employee Severance Costs

In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing arrangement with Microsoft. The severance charges associated with the reduction in force were $0.8 million.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first and the second quarters of 2004, the Company eliminated an additional 43 positions in the United States, which included a reduction in its sales force of 11 positions, a reduction in its general and administrative departments of five positions, a reduction in its product development department of 14 positions and a reduction in its editorial team of 13 positions. This reduction resulted in $1.0 million restructuring charges recognized in 2004, which are included in operating expenses on the Consolidated Statements of Operations. All severance costs were paid by December 31, 2004. No restructuring charges related to employee severance costs were incurred in 2005.

Lease Restructuring Costs

In connection with the restructuring activities noted above, the Company closed certain leased facilities and incurred lease restructuring costs related to closing these facilities of $3.2 million in the fourth quarter of 2003 and costs related to closing of further redundant leased facilities of $3.2 million in the first quarter of 2004. These costs are classified as restructuring charges on the Consolidated Statements of Operations, and are included in operating expenses. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

As of December 31, 2004 the restructuring liability was $5.7 million. Of this amount, $1.3 million was included in current portion of long-term liabilities and $4.4 million was included in other long-term liabilities on the Consolidated Balance Sheets.

During the first half of 2005, the Company had limited success in subleasing its unused space since the establishment of the restructuring liability, and modified its original estimates. This resulted in additional restructuring charges of $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, the Company and one of its sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million, which was recorded in the third quarter of 2005. Further, in February 2006, the Company and another sublessee executed a letter of intent to sublease an additional portion of the unused space, which resulted in a further reduction of the restructuring liability by $0.6 million, which was recorded in the fourth quarter of 2005.

As of December 31, 2005, the lease restructuring liability was $5.4 million. Of this amount, $1.5 million was included in current portion of long-term liabilities and $3.9 million was included in other long-term liabilities on the Consolidated Balance Sheets.

The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2006 as it has sublet most of its unused space. However, if the letter of intent that the Company has signed with its sublessee does not result in an executed sublease agreement, it may be required to further adjust its restructuring liability.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth restructuring activity during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Total 2003 restructuring charges	$977	$3,161	$4,138
Reclassification of deferred rent	—	165	165

Balance at December 31, 2003	977	3,326	4,303
Adjustments	76	—	76
Additional restructuring costs	1,061	3,191	4,252
Reclassification of deferred rent	—	185	185
Amortization of lease restructuring costs	—	(1,040)	(1,040)
Cash payments	(2,114)	—	(2,114)

Balance at December 31, 2004	—	5,662	5,662
Additional restructuring costs	—	1,024	1,024
Amortization of lease restructuring costs	—	(1,288)	(1,288)

Balance at December 31, 2005	$—	$5,398	$5,398

14.    Related Party Transactions

In December 2002, the Company and British Telecommunications agreed to dissolve their equal interest joint venture, BT LookSmart, which was established in 2000. In the first quarter of 2003, as part of the dissolution of the joint venture, BT LookSmart transferred ownership of its directories and of its European and Japanese subsidiaries to LookSmart. The Company received net assets of $0.2 million along with the ongoing operating and revenue-generating relationships contained in these entities as part of the dissolution and settlement for nominal consideration. In connection with the acquisition of the joint venture entities, the Company recorded an extraordinary gain, net of tax, of $0.2 million, which represents the fair value of net assets the Company recorded in excess of the consideration paid upon the acquisition.

The Company has a related-party receivable from the BT LookSmart joint venture. In 2004, the Company recorded a valuation adjustment to the net receivable from the joint venture of $0.1 million based on revised estimates of net realizable value. The remaining investment balance at December 31, 2005 is $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

15.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3,000 per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.3 million, $0.6 million, and $1.1 million for 2005, 2004, and 2003, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Discontinued Operations

In January 2004, the Company agreed to sell certain of the assets of its Australian subsidiary and related intellectual property rights to a subsidiary of Telstra Corporation Limited for approximately $0.7 million. In March 2004, the Company agreed to sell certain of the assets of its Japanese subsidiary and related intellectual property rights to Value Commerce for approximately $0.7 million. In March 2004, the Company agreed to sell certain assets of its United Kingdom subsidiary and related intellectual property rights to Crystal for approximately $0.1 million. The gain on disposal of the operations of $1.0 million is shown net of $0.4 million for transitional expenses.

In 2005, the Company recognized an additional gain of $0.1 million related to additional disposal activities and an increased tax benefit.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue	$—	$6,036	$21,397

Pretax net income (loss) (excluding gain on disposal)	—	407	(1,501)
Tax impact	67	(25)	(222)
Gain on disposal	43	1,023	—

Net gain (loss) from discontinued operations	$110	$1,405	$(1,723)

The components of net assets related to the discontinued operations were as follows (in thousands):

	December 31,
	2005	2004
Current assets	$199	$645
Current liabilities	—	(96)

Net assets of discontinued operations	$199	$549

17.    Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2005. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited Consolidated Financial Statements contained in this Annual Report and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents quarterly data for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Fourth Quarter*	Third Quarter*	Second Quarter*	First Quarter*
2005
Revenues	$9,968	$9,165	$10,225	$12,001
Gross profit	$3,362	$3,062	$3,605	$3,709
Loss from operations	$(4,252)	$(4,944)	$(5,859)	$(4,898)
Loss from continuing operations before extraordinary gain	$(3,772)	$(4,269)	$(5,444)	$(4,422)
Gain from discontinued operations, net of tax	$—	$—	$28	$82
Net loss	$(3,772)	$(4,269)	$(5,416)	$(4,340)
Basic net loss per share	$(0.16)	$(0.19)	$(0.24)	$(0.19)
Diluted net loss per share	$(0.16)	$(0.19)	$(0.24)	$(0.19)

2004
Revenues	$16,525	$17,490	$19,131	$23,850
Gross profit	$6,134	$7,927	$8,128	$10,027
Loss from operations	$(2,007)	$(657)	$(2,329)	$(6,764)
Loss from continuing operations before extraordinary gain	$(1,550)	$(547)	$(2,277)	$(6,669)
Gain (loss) from discontinued operations, net of tax	$259	$562	$1,040	$(456)
Net income (loss)	$(1,291)	$15	$(1,237)	$(7,125)
Basic net income (loss) per share	$(0.04)	$0.00	$(0.06)	$(0.33)
Diluted net income (loss) per share	$(0.04)	$0.00	$(0.06)	$(0.33)

*	Adjusted for the effects of a one-for-five reverse split of the Company’s common stock effective October 26, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting

During the course of our general evaluation of our internal controls and our 2005 close process, four significant deficiencies in the design and operation of our internal controls were identified. We have addressed and are now in the process of remediating such deficiencies.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2006 annual meeting of stockholders (the “2006 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

(2)	Financial Schedules. Schedule II “Valuation and Qualifying Accounts” appears below. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in our Consolidated Financial Statements or Notes thereto. The financial statement schedule below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

LOOKSMART, LTD. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts and returns	$2,962	$—	$458	$2,504
Deferred tax valuation allowance	61,459	2,382	—	63,841

Total	64,421	2,382	458	66,345

Year ended December 31, 2004:
Allowance for doubtful accounts	1,927	—	1,430	497
Allowance for returns	577	—	(388)	965
Deferred tax valuation allowance	63,841	2,432	—	66,273

Total	66,345	2,432	1,042	67,735

Year ended December 31, 2005:
Allowance for doubtful accounts	497	100	357	240
Allowance for returns	965	(18)	933	14
Deferred tax valuation allowance	66,273	10,271	—	76,544

Total	$67,735	$10,353	$1,290	$76,798

(b)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 15, 2006:

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Hills and John Simonelli, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID B. HILLS David B. Hills	Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ JOHN SIMONELLI John Simonelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ EDWARD WEST Edward West	Chair of the Board	March 15, 2006

/s/ TERESA DIAL Teresa Dial	Director	March 15, 2006

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 15, 2006

/s/ MARK SANDERS Mark Sanders	Director	March 15, 2006

/s/ GARY A. WETSEL Gary A. Wetsel	Director	March 15, 2006

/s/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	March 15, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.40‡*	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005.

10.41*	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005.

10.42+	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.43	Second Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of July 19, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.44	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.45	Employment offer letter between the Registrant and its chief executive officer dated September 24, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004).

10.46	Letter agreement between the Registrant and its general counsel, dated July 1, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2005).

Exhibit Number	Description of Document

10.47	Employment offer letter between the Registrant and its senior vice president, consumer products, dated December 23, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2004).

10.48	Employment offer letter between the Registrant and its senior vice president, sales, dated November 19, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.50	Separation agreement between the Registrant and its former interim chief executive officer, dated November 12, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.51	Separation agreement between the Registrant and its former vice president, human resources, dated August 3, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.52	Separation agreement between the Registrant and its former senior vice president, product, dated August 8, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.53+	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.54+	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.55	Amendment No. 3 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated June 24, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

21.1*	List of Subsidiaries

Exhibit Number	Description of Document

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (please see the signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.