Form 10-Q
period 2006-03-31
LOOKSMART LTD
filed 2006-05-10
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of May 1, 2006, there were 22,809,937 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,106	$33,436
Short-term investments	14,818	17,871

Total cash, cash equivalents and short-term investments	44,924	51,307
Trade accounts receivable, net of allowance for doubtful accounts of $256 at March 31, 2006 and $240 at December 31, 2005 and allowance for returns of $10 at March 31, 2006 and $14 at December 31, 2005	3,235	2,781
Prepaid expenses	603	443
Other current assets	558	569

Total current assets	49,320	55,100
Long-term investments	996	—
Property and equipment, net	5,466	5,503
Security deposits and other assets, net	2,877	2,464
Intangible assets, net	4,920	5,519
Goodwill	14,422	14,422

Total assets	$78,001	$83,008

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	1,698	1,629
Accrued expenses and other current liabilities	4,613	4,865
Deferred revenue and customer deposits	1,807	2,047
Current portion of long-term liabilities	1,498	1,530

Total current liabilities	9,616	10,071
Long-term debt, net of current portion	170	184
Other long-term liabilities, net of current portion	3,929	4,302

Total liabilities	13,715	14,557
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at March 31, 2006 and December 31, 2005; Issued and Outstanding: none at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; Authorized: 200,000 at March 31, 2006 and December 31, 2005; Issued and Outstanding: 22,921 and 22,912 at March 31, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	272,173	271,851
Other equity	418	386
Accumulated deficit	(208,328)	(203,809)

Total stockholders’ equity	64,286	68,451

Total liabilities and stockholders’ equity	$78,001	$83,008

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$10,543	$12,001
Cost of revenue	7,088	8,292

Gross profit	3,455	3,709
Operating expenses:
Sales and marketing	1,742	1,635
Product development	4,282	4,765
General and administrative	2,428	2,182
Restructuring charges	—	25

Total operating expenses	8,452	8,607

Loss from operations	(4,997)	(4,898)
Non-operating income, net	489	478

Loss from continuing operations before income taxes	(4,508)	(4,420)
Income tax expense	(11)	(2)

Loss from continuing operations	(4,519)	(4,422)
Gain from discontinued operations, net of tax	—	82

Net loss	(4,519)	(4,340)
Other comprehensive loss:
Change in unrealized gain (loss) on securities during the period	31	(77)

Comprehensive loss	(4,488)	(4,417)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.20)	$(0.19)
Gain from discontinued operations, net of tax	—	—

Net loss	$(0.20)	$(0.19)

Weighted average shares outstanding used in per share calculation	22,804	22,748

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,519)	$(4,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778	2,011
Share-based compensation	295	(23)
Loss from sale of assets and other non-cash charges	43	53
Changes in operating assets and liabilities:
Trade accounts receivable, net	(454)	1,940
Prepaid expenses	(160)	139
Other assets	(111)	288
Trade accounts payable	68	403
Accrued expenses and other current liabilities	(654)	(1,309)
Deferred revenue and customer deposits	(239)	(129)

Net cash used in operating activities	(3,953)	(967)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,996)	(3,731)
Maturities of investments	4,041	1,881
Proceeds from sale of investments	—	5,000
Payments for property, equipment and capitalized software development	(1,434)	(231)

Net cash provided by investing activities	611	2,919
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(14)	(12)
Proceeds upon exercise of stock options	26	24

Net cash provided by financing activities	12	12
Increase (decrease) in cash and cash equivalents	(3,330)	1,964
Cash and cash equivalents, beginning of period	33,436	43,262

Cash and cash equivalents, end of period	$30,106	$45,226

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation

LookSmart is an online media and technology company specializing in vertical search. The Company, a Delaware corporation, was incorporated in 1996.

The unaudited Condensed Consolidated Financial Statements as of March 31, 2006 and for the three months ended March 31, 2006 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2006 and for the three months ended March 31, 2006 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current year’s presentation. These reclassifications did not materially change the previously reported net loss, cash flows and stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of March 31, 2006 and December 31, 2005, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk Evaluation

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the accounts receivables are past due. Historically, such losses have been within management’s expectations. As of March 31, 2006, one customer accounted for 36% of accounts receivable. As of March 31, 2005, no one customer accounted for 10 percent or more of accounts receivable.

Revenue Concentrations

The Company derived the following percentages of its revenue primarily from its relationship with significant distribution network partners, as well as customers:

	Three months ended March 31,
	2006	2005
Company 1	21%	6%
Company 2	12%	22%
Company 3	11%	3%
Company 4	2%	16%

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2006 and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was approximately $0.3 million, which was related to stock options and employee stock purchases. In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded a share-based compensation benefit under APB No. 25 of approximately $23,000 during the three months ended March 31, 2005.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s unaudited Condensed Consolidated Statements of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s unaudited Condensed Consolidated Statements of Operations for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company continued its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and unaudited Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company is in the process of evaluating whether to adopt the provisions of SFAS 123R-3.

Segment Information

As of March 31, 2006 and December 31, 2005, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenue included in continuing operations was generated in the United States. See Note 7 (Discontinued Operations) regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”), and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective in fiscal 2006 and such adoption is not expected to have a material effect on the Company’s consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$10,179	$10,179
Less accumulated amortization	(6,711)	(6,365)

Net purchased technology	3,468	3,814

Trade names	1,743	1,743
Less accumulated amortization	(617)	(516)

Net trade names	1,126	1,227

Other intangibles	2,170	2,170
Less accumulated amortization	(1,844)	(1,692)

Net other intangibles	326	478

Intangible assets, net	$4,920	$5,519

Intangible asset amortization expense was $0.6 million and $0.6 million, for the three months ended March 31, 2006 and 2005, respectively, and was recorded primarily in product development costs.

Estimated future intangible amortization expense is as follows (in thousands):

Period	Estimated Remaining Amortization of Intangibles
Nine months ended December 31, 2006	$1,567
Fiscal years ending December 31:
2007	1,744
2008	1,236
2009	344
Thereafter	29

$4,920

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued compensation and related expenses	$1,144	$1,487
Accrued distribution and partner costs	2,222	1,936
Accrued professional services	645	723
Customer refunds	120	82
Accrued equipment purchases	141	343
Other	341	294

Total accrued liabilities	$4,613	$4,865

4. RESTRUCTURING CHARGES

In connection with employee severance restructuring activities, the Company closed certain leased facilities and incurred lease restructuring costs related to closing these facilities during 2005. These costs are classified as restructuring charges on the unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses.

During the first half of 2005, the Company had limited success in subleasing its unused space since the establishment of the restructuring liability, and modified its original estimates. This resulted in additional restructuring charges of $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, the Company and one of its sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million was recorded in the third quarter of 2005. A further reduction of the restructuring liability by $0.6 million was recorded in the fourth quarter of 2005 based on an executed letter of intent. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

As of March 31, 2006 and December 31, 2005, the lease restructuring liability was $5.1 million and $5.4 million, respectively. Of this amount, $1.2 million and $1.2 million was included in current portion of long-term liabilities as of March 31, 2006 and December 31, 2005, respectively. Further, $3.9 million and $4.2 million was included in other long-term liabilities on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005, respectively.

The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2006 as it has sublet most of its unused space.

The following table sets forth restructuring activity during the periods ended March 31, 2006 and December 31, 2005 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2004	$5,662
Additional restructuring costs	1,024
Amortization of lease restructuring costs	(1,288)

Balance at December 31, 2005	5,398
Additional restructuring costs	—
Amortization of lease restructuring costs	(330)

Balance at March 31, 2006	$5,068

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all operating leases and minimum sublease rental income, at March 31, 2006 are as follows (in thousands):

Period	Operating Leases	Minimum Sublease Rental Income
Nine months ended December 31, 2006	$3,464	$570
Fiscal years ending December 31:
2007	4,684	664
2008	4,751	703
2009	4,412	595

Total	$17,311	$2,532

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.3 million at March 31, 2006. The SBLC contains four financial covenants. As of March 31, 2006, the Company was in compliance with all required covenants.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution network partners in connection with the sales of its products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. Further, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. The Company filed its response on February 27, 2005. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a Motion to Amend their Complaint to Add Additional Plaintiffs. The Defendants filed their Opposition to the Motion on May 1, 2006 and a hearing has been scheduled for May 23, 2006.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their Networks. The class settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. The Court scheduled a final settlement hearing date for July 24 and 25, 2006. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006 at which time the defendants are to report back to the Court regarding their progress at mediation.

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

6. SHARE-BASED COMPENSATION

For the three months ended March 31, 2005, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), to share-based employee compensation (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss as reported	$(4,340)
Add: Share-based employee compensation benefit included in reported net loss, net of related tax effects	(23)
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(569)

Pro forma net loss	$(4,932)

Net loss per share:
As reported	$(0.19)
Pro forma	$(0.23)

For the three months ended March 31, 2005, the Company used the Black-Scholes option-pricing model to estimate the pro forma fair value of option grants using the following weighted average assumptions: volatility 113%; risk-free interest rate 4.2%; expected term 4.0 years; expected dividend yield 0%.

The effect on net loss and net loss per share from the adoption of SFAS 123R on the first quarter of fiscal year 2006 is as follows:

Three Months Ended March 31, 2006
Share-based compensation expense by award type:
Employee stock options	$285
Employee stock purchase plan	10

Total share-based compensation	$295

Effect on net loss	$(295)

Effect on basic and diluted net loss per common share:
Basic	$(0.01)
Diluted	$(0.01)

The adoption of SFAS 123R did not have a material impact on income tax expense or cash flows.

Share-based compensation expense recorded during the first quarter of fiscal year 2006 has been included in the Company’s unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

Three Months Ended March 31, 2006
Cost of revenue	$1
Sales and marketing	26
Product development	70
General and administrative	198

Total share-based compensation	$295

The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three months ended March 31, 2006, the Company recorded stock based compensation expense of approximately $0.3 million. Of that amount, approximately $10,000 was capitalized related to the development of internal-use software in accordance with SOP 98-1.

Valuation Assumptions

As share-based compensation expense recognized in the unaudited Condensed Consolidated Statement of Operations for the first fiscal quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

For the three months ended March 31, 2006, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee stock options:
Volatility	92.1%
Risk-free interest rate	4.8%
Expected term (years)	3.6
Expected dividend yield	—
Annual forfeiture rate	11.4%

Employee stock purchase plan:
Volatility	92.0%
Risk-free interest rate	4.8%
Expected term (years)	0.5
Expected dividend yield	—
Annual forfeiture rate	0.0%

Volatility: The volatility factor was based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends, and does not expect to issue dividends in the foreseeable future.

Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs.

The weighted average grant-date fair value of options granted in the three months ended March 31, 2006 was $2.99.

The aggregate intrinsic value of options exercised in the three months ended March 31, 2006 was approximately $15,000. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $3.3 million as of March 31, 2006, and the weighted average period over which it is expected to be recognized is 1.7 years.

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,148,990, and 4,177,410 shares of common stock for issuance under its stock option plans at March 31, 2006 and 2005, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

As of March 31, 2006, 2,907,051 options were outstanding and 1,241,872 shares remained available for grant under the Company’s plans.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	1,965	$10.15
Granted	932	3.81
Exercised	(27)	3.45
Expired/forfeited	(1,046)	9.42

Balance at December 31, 2005	1,824	$7.31
Granted	1,267	4.62
Exercised	(9)	3.23
Expired/forfeited	(175)	7.54

Balance at March 31, 2006	2,907	$6.13

The following table summarizes information about stock options outstanding at March 31, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.25–$4.60	677	9.43	$3.55	$1,239	182	$3.46	$349
$4.61–$4.61	1,231	9.93	4.61	948	—	—	—
$4.70–$10.40	695	8.59	8.10	13	343	7.69	9
$10.55–$85.31	304	8.19	13.59	—	212	14.07	—

$1.25–$85.31	2,907	9.53	$6.13	$2,200	737	$8.49	$358

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2006 ($5.38), which would have been received by option holders had all option holders exercised their options on that date.

As of March 31, 2005, there were 1,824,145 options outstanding and 834,315 options exercisable.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At March 31, 2006, a total of 440,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of March 31, 2006, 396,001 shares have been issued under the ESPP Plan and 43,999 shares remain available for issuance.

7. DISCONTINUED OPERATIONS

In January 2004, the Company agreed to sell certain assets and related intellectual property rights of its Australian, Japanese and United Kingdom subsidiaries.

As the Company finalizes the liquidation process of its Australian subsidiary, it expects to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million in 2006.

Revenue and pretax net loss from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue	$—	$—
Pretax net loss (excluding gain on disposal)	—	—
Tax benefit	—	67
Gain on disposal	—	15

Net gain from discontinued operations	$—	$82

8. NET LOSS PER SHARE

In accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator-Basic and diluted:
Net loss	$(4,519)	$(4,340)
Denominator:
Weighted average common shares outstanding:
Shares used to compute basic net loss per share	22,804	22,748
Dilutive potential common shares	—	—

Shares used to compute diluted net loss per share	22,804	22,748

Net loss per share:
Basic	$(0.20)	$(0.19)
Diluted	$(0.20)	$(0.19)

Options and warrants to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities included potential common stock relating to stock options for the three months ended March 31, 2006 and 2005 were 32,308 and 38,191, respectively.

For the three months ended March 31, 2006 and 2005, 998,406 and 1,629,498 respectively, potential common shares related to outstanding stock options and warrants have been excluded from the calculation of diluted net income (loss) per share as their respective exercise prices were more than the average market value for the respective periods.

9. RELATED PARTY TRANSACTIONS

The Company has a related party receivable from the BT LookSmart joint venture. The investment balance at March 31, 2006 is approximately $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, anticipated levels of restructuring charges, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to achieve or maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, the success of our online advertising business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

All share and per share information provided in this Quarterly Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

BUSINESS OVERVIEW

LookSmart is an online media and technology company specializing in vertical search. We provide relevant content, advertising and technology solutions for consumers, advertisers and publishers. Our owned-and-operated vertical search sites are where consumers look for what they need. Our sites and web tools offer search results with the ability to find, save and share resources from and links to websites and online publishers. In addition to owned-and-operated properties, LookSmart’s distribution network includes selected, monitored, syndicated publishers and search engine partners who improve advertiser return on investment. We also offer a comprehensive and customizable set of syndicated solutions for publishers to grow their advertiser relationships and audience.

We operate 181 vertical search sites in 13 categories, delivering consumers relevant search results and advertisers a more qualified customer. For each vertical category, we developed an array of niche sites. For example, our Health web sites include topics such as: alternative medicines, pregnancy, sports medicine diseases, fitness and more. Content found through our vertical search sites is freely accessible and from a wide variety of sources, including online publishers, print-based magazines, directories, specialized listings, and unique references related to the subject areas.

Within each vertical site there are specific recommended searches. However, the sites help consumers see core results and then search or browse for more. In addition, there are specific ways to save and share what consumers have searched for, using Furl.net (our proprietary technology) functionality embedded in the site navigational elements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. The Company bases its estimates on various factors and information which may included, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying of values of assets and liabilities that are not readily apparent from other sources. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results may differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Revenue Recognition

Online Advertising

Prior to 2005, online advertising revenue was captioned as listings revenue in our unaudited Condensed Consolidated Statements of Operations. Our online advertising revenue is primarily composed of per-click fees that we charge customers. Customers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer.

Revenue associated with online advertising products, including LookListings, FindArticles, our vertical search sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s online advertising products that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenue. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

Affiliate revenue is included in online advertising revenue and is based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenue when Internet consumers make a purchase from a participating merchant’s web site after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sales rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to us via our affiliate network.

We also enter into agreements to provide private-labeled versions of our products, including the Ad Center and Furl product. These arrangements include multiple elements such as upfront fees, license fees, and revenue-sharing based on the publishers’ customer’s monthly revenue. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Internal Use Software Development Costs

We account for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, we have capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to the internal use computer software project.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

Restructuring Charges

We have recorded a restructuring accrual related to closing certain leased facilities in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal of Activities (“SFAS 146”). Management’s judgment is required in estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Shared-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of the Quarter Ended March 31, 2006

During the first quarter of 2006 we continued to focus on the following primary operating priorities:

•	Improving our ad network. Total paid clicks for the first quarter of 2006 were 74 million compared to 83 million in the first quarter of 2005. In the first quarter of 2006, our average revenue per click (“RPC”) was $0.12 per click compared to $0.14 per click in the first quarter of 2005. This decrease is attributable to our adding “run of site” advertising products in the second half of 2005.

•	Developing syndicated solutions for publishers. We continued focusing on our private-labeled Ad Center, providing web search and search of a publisher’s own archived content, and a tailored version of our Furl online book marking system for publishers. During the quarter, we generated revenue under agreements with several major companies. We added one new customer during the first quarter.

•	Focusing on our vertical search business. We are leveraging our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We operate 181 vertical search sites in 13 different categories.

Substantially all of our revenue is derived via online advertising either on a pay per click or pay per impression basis.

Revenue

	Three months ended March 31,
(in thousands)	2006	Change	2005
Revenue	$10,543	-12%	$12,001

Revenue in the first quarter of 2006 decreased compared to the first quarter of 2005 primarily due to the elimination of certain network distribution partners in connection with our efforts to improve the quality standard of our distributed advertising network. Total paid clicks for our online advertising revenue declined 11% in the first quarter of 2006 compared to the first quarter of 2005. Overall average RPC declined 14% over the same period. Increased revenue from publisher services solutions, which began in the third quarter of 2005, offset a portion of the decline in revenue described above.

Revenue for the second quarter of 2006 is expected to increase by 6-8% over the first quarter as we continue to focus on growing online advertising revenue from our ad network, consumer owned-and-operated sites and publisher services assets.

Cost of Revenue

	Three months ended March 31,
(in thousands)	2006	Change	2005
Traffic acquisition costs	$5,550	-15%	$6,560
Percentage of ad network revenue	66%		59%
Content costs	366	246%	149
Other costs of revenue	1,172	-26%	1,583

Total cost of revenue	$7,088	-15%	$8,292

Percentage of total revenue	67%		69%

Traffic acquisition costs, the costs paid to our distribution network partners, decreased in the first quarter of 2006 compared to the first quarter of 2005, which coincides with our decrease in online advertising revenue. We expect traffic acquisition costs as a percent of ad network revenue to remain within 63-66% in the second quarter of 2006 as we continue optimizing our distribution network and focusing on higher converting traffic.

Content costs represent amounts paid to license searchable content and search results that are displayed on our network of owned-and-operated sites. Content costs increased in the first quarter of 2006 compared to the first quarter of 2005 due to increased costs associated with the launch of our vertical search sites in the third quarter of 2005.

Other costs of revenue consist of connectivity costs, personnel costs of our operations employees, including share-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the first quarter of 2006 compared to the first quarter of 2005 due to a reduction in connectivity costs.

Operating Expenses

Sales and Marketing

	Three months ended March 31,
(in thousands)	2006	Change	2005
Sales and marketing	$1,742	7%	$1,635
Percentage of total revenue	17%		14%

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration, customer service staff and marketing personnel, overhead, facilities, an allocation of depreciation and the provision for and reductions of the allowance for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade show, public relations and various other activities supporting our customer acquisition efforts.

Sales and marketing expenses in the first quarter of 2006 increased compared to the first quarter of 2005 primarily due to higher trade show and promotional expenses. This increase was somewhat offset by lower labor costs in the first quarter of 2006.

Sales and marketing expenses are expected to increase during the remainder of 2006 as the Company supports its online advertising, consumer products, and publisher services revenue streams.

Product Development

	Three months ended March 31,
(in thousands)	2006	Change	2005
Capitalized software development costs	$(658)	522%	$(126)
Other product development expenses	4,940	1%	4,891

Total product development expenses	$4,282	10%	$4,765

Percentage of total revenue	41%		40%

Product development costs include all costs related to the development and engineering of new products and continued development of our search databases and additional features for our customer account management platform. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The increase in the amount capitalized for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily related to an increase in the magnitude of ongoing capitalizable projects in 2006. During the first quarter of 2006 the Company was in development of its next generation Ad Center, its system that allows advertisers to upload listings ads and bid for placement of those ads, collects click data for each listing that we manage for our customers, filters out invalid clicks, and provides customer billing. In addition, the Company has development projects to further enhance other core assets, such as Furl and search technologies, associated with its network of owned-and-operated sites.

The increase in other product development expenses in the first quarter of 2006 compared to the first quarter of 2005 relates to the increased level of development described above.

Both capitalized software development and other product development costs are expected to increase in 2006 as the Company increases its product development resources to support its technology platforms.

General and Administrative

	Three months ended March 31,
(in thousands)	2006	Change	2005
General and administrative	$2,428	11%	$2,182
Percentage of total revenue	23%		18%

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and an allocation of depreciation. General and administrative expenses also include legal, tax and accounting, consulting and professional services fees.

The increase in general and administrative expenses in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to share-based compensation costs of employees and directors.

Compared with the first quarter of 2006, general and administrative expenses are expected to decrease over the remainder of year as a majority of professional services fees in connection the Company’s annual financial audit and related Sarbanes-Oxley compliance certification are incurred in the first quarter.

Restructuring Costs

	Three months ended March 31,
(in thousands)	2006	Change	2005
Restructuring charges	$—	-100%	$25
Percentage of total revenue	0%		0%

In connection with employee severance restructuring activities, we closed certain leased facilities and incurred lease restructuring costs related to closing these facilities during 2005. These costs are classified as restructuring charges on the unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

During the first half of 2005, we had limited success in subleasing our unused space since the establishment of the restructuring liability, and modified our original estimates. This resulted in additional restructuring charges of approximately $25,000 and $1.9 million in the first and second quarters of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, we executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by approximately $0.3 million, recorded in the third quarter of 2005. Further, in March 2006, we executed a letter of intent to sublease an additional portion of the unused space, which resulted in a further reduction of the restructuring liability by approximately $0.6 million, recorded in the fourth quarter of 2005.

We do not currently expect to record significant further restructuring charges or benefits related to closing redundant leased facilities in 2006 as we have sublet most of our unused space.

Non-Operating Income

	Three months ended March 31,
(in thousands)	2006	Change	2005
Non-operating income, net	$489	2%	$478

Interest and Other Non-Operating income, net

Interest and other non-operating income increased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to higher overall returns earned by our investment portfolio, which had lower average balances in 2006 compared to 2005. Non-operating income in the first quarter of 2005 included a gain on foreign currency transactions related to transfers of cash from our discontinued foreign entities. We do not expect to incur significant foreign currency gains or losses in 2006.

Income Tax Expense

	Three months ended March 31,
(in thousands)	2006	Change	2005
Income tax expense	$(11)	550%	$(2)

The effective tax rate in upcoming quarters and for the year ending December 31, 2006 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain from Discontinued Operations

	Three months ended March 31,
(in thousands)	2006	Change	2005
Gain from discontinued operations, net of tax	$—	-100%	$82

In January 2004, we agreed to sell certain assets and related intellectual property rights of our Australian, Japanese and United Kingdom subsidiaries. The gain on disposal of these operations of $1.0 million, net of $0.4 million for transitional expenses, was recorded in 2004. In 2005, the Company recognized an additional gain of $0.1 million related to additional disposal activities and an increased tax benefit.

As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million in 2006.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows used in operating activities	$(3,953)	$(967)
Cash flows provided by investing activities	$611	$2,919
Cash flows provided by financing activities	$12	$12

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs, and professional services fees related to legal and audit costs. We ended the first quarter of 2006 with $45.9 million in cash, cash equivalents, and short-term and long-term investments, a decrease of $5.4 million from December 31, 2005 of $51.3 million.

The increase in cash used in operating activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to increases in accounts receivable, prepaid expenses and other assets. The increase in accounts receivable was caused by a past due amount from a major customer, which was subsequently collected in April 2006.

Net cash provided by investing activities in the first quarter of 2006 was lower than in the first quarter of 2005 as less maturities and sales of investments occurred in 2006. Proceeds from maturities and sales of investments were $2.8 million less in the first quarter of 2006 than in the first quarter of 2005. Offsetting this decline in proceeds was a $1.7 million reduction in purchases of investments during the same comparative period. Additionally, the Company invested $1.2 million more in property, equipment and capitalized software development in the first quarter of 2006 compared to the same period in 2005.

Net cash provided by financing activities in the first quarter of 2006 was consistent with the first quarter of 2005 representing payments against the principal balance of our outstanding note payable and proceeds for the issuance of common stock related to our employee stock plans.

We have outstanding standby letters of credit (“SBLC”) of $1.3 million at March 31, 2006 related to security of a building lease and security for payroll processing services. The SBLC contains four financial covenants. As of March 31, 2006, we were in compliance with all required covenants.

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

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2005, we believe that there have been no significant changes in contractual obligations or commercial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and long-term investments. We had no derivative financial instruments as of March 31, 2006 or December 31, 2005. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three months ended March 31, 2006, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. We note, however, that during the preparation of this Quarterly Report on Form 10-Q, we discovered an error in the Company’s May 4, 2006 earnings release related to reported traffic acquisition costs (“TAC”) excluding the advertising impact of owned sites. In the press release, we reported TAC excluding the advertising impact of owned sites as 65%; in this Quarterly Report on Form 10-Q, we publish the corrected figure of 66%.

(b) Changes in internal controls. During the course of our general evaluation of our internal controls and our fiscal 2005 close process, four significant deficiencies in the design and operation of our internal controls were identified. We are continuing the process of remediating such deficiencies.

(c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level, notwithstanding the error in reported TAC in our May 4, 2006 earnings release described in Item 4(a) above.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. The Company filed its response on February 27, 2006. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a Motion to Amend their Complaint to Add Additional Plaintiffs. The Defendants filed their Opposition to the Motion on May 1, 2006 and a hearing has been scheduled for May 23, 2006.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including us, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. We were served with discovery requests on October 7, 2005. We have filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However, the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a Class Settlement among plaintiffs, defendant

Google, Inc., and certain defendants who display Google advertisements on their Networks. The Class Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. The Court scheduled a Final Settlement Hearing date for July 24 and 25, 2006. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006 at which time the defendants are to report back to the Court regarding their progress at mediation.

Additionally, we are involved from time to time in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenue and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenue for the three months ended March 31, 2006. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our two largest distribution network partners accounting for approximately 33% and 38% of our revenue for the three months ended March 31, 2006 and 2005, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $4.5 million for the three months ended March 31, 2006 and as of March 31, 2006 our accumulated deficit was approximately $208.3 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated websites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click or we are unable to improve our revenue per click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click due to various factors. In the three months ended March 31, 2006, for example, our average revenue per click decreased compared to the three months ended March 31, 2005. We may experience decreases in revenue per click in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click falls for any reason, or if we are unable to grow our revenue per click, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid search industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing. We compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our search results and the price per click charged to advertisers. We also experience competition for our owned-and-operated websites and for offering our technology to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition higher price per clicks, better relevance and conversion rates, or better products and services than we have.

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

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004 and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We offer to end users certain software we acquired, but we may lack the managerial and technical resources necessary to implement a successful software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, our Chief Financial Officer joined us in November 2005. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We may face capacity constraints on and technical difficulties with our software and infrastructure systems that could be costly and time-consuming to resolve

We use proprietary and licensed software and databases to crawl the web and index web pages, create, edit and serve advertisements, compile and distribute our search results, track paid clicks, bid on, rank and manage advertisements and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. Developments, such as the following developments, may strain our capacity and result in technical difficulties with our web site or the web sites of our distribution network partners:

•	customization of our search results for distribution to particular distribution network partners

•	substantial increases in the number of queries to our databases

•	substantial increases in the number of listings in our databases, or

•	the addition of new products or new features or changes to our products

If we experience difficulties arising from developments or if we fail to address these issues in a timely manner, we may lose the confidence of advertisers and distribution network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

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

Any failure in the performance of our key operating systems could materially and adversely affect our revenue

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

Our business and operations depend on Internet service providers and third party technology providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenue

Our consumers, distribution network partners and customers depend on Internet service providers, online service providers and other third parties for access to our search results. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

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

Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our insurance may not adequately cover claims of this type, if at all. If a court were to determine that some aspect of our search services or listings infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenue and business. For any of the foregoing reasons, litigation involving our listings business and technology could have a material adverse effect on our business, operating results and financial condition.

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

For example, in the course of our general evaluation of our internal controls we identified certain deficiencies in the design and operation of such controls. We continue the process of remediating such deficiencies. It is possible that as we continue our Section 404 compliance efforts we will identify significant deficiencies, or material weaknesses, in the design and operation of our internal controls. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenue or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress is considering new legislation to regulate Internet privacy, and the Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet consumers may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

Our search engine places information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenue.

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

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage, and transmission over public networks of confidential information. Although we have developed and use systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our consumers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of loss or litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Risks Related to Accounting Matters

Accounting for employee stock options using the fair value method could significantly reduce our GAAP net income

As described in Note 1 (Summary of Significant Accounting Policies) to the unaudited Condensed Consolidated Financial Statements in this report, we were required to adopt SFAS 123R starting January 1, 2006. Under SFAS 123R, we are required to begin accounting for the fair value of stock options granted to employees as compensation expense, which is likely to have a significant adverse impact on our GAAP results of operations and net loss per share. If we reduce or alter our use of share-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the marketplace. In order to prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might adversely impact our GAAP results of operations. Any of these effects might cause the market price of our stock to decline, particularly if investors conclude that any resulting decrease in reported profits in 2006 was caused by operational problems rather than by accounting rule changes.

Risks Related to the Capital Market

Our quarterly revenue and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenue and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner web sites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	changes in the amount, frequency and page views by consumers of our vertical search sites,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	the effect of accounting for our headquarters office lease in San Francisco, which reflects our management’s assumptions about the subleasing market,

•	systems downtime on our Ad Center, our web site or the web sites of our distribution network partners, or

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation

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

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur,

•	the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of May 1, 2006, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.7 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, on reasonable terms or at all, our liquidity and results of operations will be materially and adversely impacted

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements that require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

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

ITEM 5.	OTHER INFORMATION.

In January 2006, the Company entered into an Executive Team Incentive Plan for fiscal year 2006 with each of the Company’s executives. The Company’s Board of Directors, at the Compensation Committee’s suggestion, approved the bonus targets and attainment levels outlined in the Plan. Under the Plan, depending upon Company performance, a bonus pool will be established from which eligible executive team members may receive incentive payments. Seventy percent of the target bonus will be paid out based on Company performance criteria and thirty percent based on individual performance. If the minimum Company performance criteria are not achieved, target incentive payments will not be made.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3*	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 filed herewith.

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4*	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006.

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.37‡*	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005.

10.38‡*	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006.

10.39‡*	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006.

10.40‡	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the the SEC on March 15, 2006).

10.42+	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.43	Second Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of July 19, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.44	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.45	Employment offer letter between the Registrant and its chief executive officer dated September 24, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004).

10.46	Letter agreement between the Registrant and its general counsel, dated July 1, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2005).

10.47	Employment offer letter between the Registrant and its senior vice president, consumer products, dated December 23, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2004).

10.48	Employment offer letter between the Registrant and its senior vice president, sales, dated November 19, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.50	Separation agreement between the Registrant and its former interim chief executive officer, dated November 12, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.51	Separation agreement between the Registrant and its former vice president, human resources, dated August 3, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.52	Separation agreement between the Registrant and its former senior vice president, product, dated August 8, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.53+	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.54+	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.55	Amendment No. 3 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated June 24, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.