Form 10-Q
period 2006-06-30
LOOKSMART LTD
filed 2006-08-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 7, 2006, there were 22,938,835 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,708	$33,436
Short-term investments	12,451	17,871

Total cash, cash equivalents and short-term investments	42,159	51,307
Trade accounts receivable, net of allowance for doubtful accounts of $205 and $240 at June 30, 2006 and December 31, 2005, respectively, and allowance for returns of $17 and $14 at June 30, 2006 and December 31, 2005, respectively	3,335	2,781
Prepaid expenses	520	443
Other current assets	620	569

Total current assets	46,634	55,100
Long-term investments	992	—
Property and equipment, net	5,067	5,503
Capitalized software and other assets, net	3,105	2,464
Intangible assets, net	4,354	5,519
Goodwill	14,422	14,422

Total assets	$74,574	$83,008

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,830	$1,629
Accrued expenses and other current liabilities	4,778	4,865
Deferred revenue and customer deposits	1,938	2,047
Current portion of lease restructuring and long-term liabilities	1,471	1,530

Total current liabilities	10,017	10,071
Lease restructuring and other long-term liabilities, net of current portion	3,814	4,486

Total liabilities	13,831	14,557

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at June 30, 2006 and December 31, 2005; Issued and Outstanding: none at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; Authorized: 200,000 at June 30, 2006 and December 31, 2005; Issued and Outstanding: 22,937 at June 30, 2006 and 22,912 at December 31, 2005, respectively	23	23
Additional paid-in capital	272,991	271,851
Other equity	456	386
Accumulated deficit	(212,727)	(203,809)

Total stockholders’ equity	60,743	68,451

Total liabilities and stockholders’ equity	$74,574	$83,008

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$11,130	$10,225	$21,673	$22,226
Cost of revenues	7,251	6,620	14,339	14,912

Gross profit	3,879	3,605	7,334	7,314

Operating expenses:
Sales and marketing	2,096	1,714	3,839	3,349
Product development	4,094	4,332	8,377	9,097
General and administrative	2,570	1,539	4,997	3,721
Restructuring charges	—	1,879	—	1,904

Total operating expenses	8,760	9,464	17,213	18,071

Loss from operations	(4,881)	(5,859)	(9,879)	(10,757)
Non-operating income, net	482	426	961	904

Loss from continuing operations before income taxes	(4,399)	(5,433)	(8,918)	(9,853)
Income tax expense	—	(11)	—	(13)

Loss from continuing operations	(4,399)	(5,444)	(8,918)	(9,866)
Gain from discontinued operations	—	28	—	110

Net loss	$(4,399)	$(5,416)	$(8,918)	$(9,756)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.19)	$(0.24)	$(0.39)	$(0.43)
Gain from discontinued operations	—	—	—	—

Net loss	$(0.19)	$(0.24)	$(0.39)	$(0.43)

Weighted average shares outstanding used in per common share calculation	22,815	22,757	22,810	22,752

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,918)	$(9,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,437	4,010
Stock based compensation	1,020	(10)
Loss from sale of assets and other non-cash charges	82	209
Changes in operating assets and liabilities:
Trade accounts receivable, net	(554)	1,608
Prepaid expenses	(77)	467
Other assets	(216)	290
Trade accounts payable	201	2,038
Accrued expenses and other current liabilities	(790)	(301)
Deferred revenue and customer deposits	(109)	(3)

Net cash used in operating activities	(5,924)	(1,448)

Cash flows from investing activities:
Purchase of investments	(1,996)	(5,791)
Maturities of investments	6,410	1,881
Proceeds from sale of investments	—	5,000
Payments for property, equipment and capitalized software development	(2,276)	(1,150)

Net cash provided by (used in) investing activities	2,138	(60)

Cash flows from financing activities:
Repayment of notes	(26)	(25)
Proceeds from issuance of common stock	84	81

Net cash provided by financing activities	58	56

Decrease in cash and cash equivalents	(3,728)	(1,452)
Cash and cash equivalents, beginning of period	33,436	45,054

Cash and cash equivalents, end of period	$29,708	$43,602

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation

LookSmart is an online media and technology company specializing in vertical search.

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current year’s presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of June 30, 2006 and December 31, 2005, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk Evaluation

Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the accounts receivables are past due. Historically, such losses have been within management’s expectations. As of June 30, 2006, one customer accounted for 24% of accounts receivable. As of December 31, 2005, one customer accounted for 28% percent of accounts receivable.

Revenue Concentrations

The Company derived the following percentages of its revenue primarily from its relationship with significant distribution network partners, as well as customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Company 1	18%	8%	13%	8%
Company 2	12%	3%	12%	3%
Company 3	8%	24%	6%	26%

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Unaudited Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was approximately $0.8 million and $1.1 million respectively, which was related to stock options and employee stock purchases. In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded a share-based compensation expense (benefit) under APB No. 25 of approximately $(13,000) and $10,000 during the three and six months ended June 30, 2005, respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the second quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company continued its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFASR-3”) . The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Unaudited Condensed Consolidated Statements of

Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company is in the process of evaluating whether to adopt the provisions of SFAS 123R-3.

Segment Information

As of June 30, 2006 and December 31, 2005, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenue included in continuing operations was generated in the United States. See Note 7 (Discontinued Operations) regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (“FIN 48)”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

2. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$10,179	$10,179
Less accumulated amortization	(7,057)	(6,365)

Net purchased technology	3,122	3,814

Trade names	1,743	1,743
Less accumulated amortization	(717)	(516)

Net trade names	1,026	1,227

Other intangibles	2,170	2,170
Less accumulated amortization	(1,964)	(1,692)

Net other intangibles	206	478

Intangible assets, net	$4,354	$5,519

Intangible asset amortization expense was $0.6 million and $1.2 million, for the three and six months ended June 30, 2006, and $0.6 million and $1.2 million for the three and six months ended 2005, respectively, and was recorded primarily in product development expense.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued compensation and related expenses	$1,313	$1,487
Accrued distribution and partner costs	2,200	1,936
Accrued professional services	518	723
Customer refunds	25	82
Accrued equipment purchases	96	343
City business and personal property tax payable	281	78
Other	345	216

Total accrued liabilities	$4,778	$4,865

4. RESTRUCTURING CHARGES

During 2005, the Company vacated portions of its leased headquarter facilities, and incurred lease restructuring costs related to closing these facilities. These costs are classified as restructuring charges on the Unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses.

During the first half of 2005, the Company had limited success in subleasing its unused space since the establishment of the restructuring liability, and modified its original estimates. This resulted in additional restructuring charges of $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, the Company and one of its sublessees executed an agreement for an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million, recorded in the third quarter of 2005. A further reduction of the restructuring liability by $0.6 million was recorded in the fourth quarter of 2005 based on an agreement with a new sublessee. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

As of June 30, 2006 and December 31, 2005, the lease restructuring liability was $4.7 million and $5.4 million, respectively. Of this amount, $1.2 million and $1.3 million was included in current portion of long-term liabilities as of June 30, 2006 and December 31, 2005, respectively. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2006 as it has sublet most of its unused space.

The following table sets forth restructuring activity during the period ended June 30, 2006 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2005	$5,398
Amortization of lease restructuring costs	(330)

Balance at March 31, 2006	5,068
Amortization of lease restructuring costs	(332)

Balance at June 30, 2006	$4,736

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all operating leases and minimum sublease rental income, at June 30, 2006 are as follows (in thousands):

Period	Operating Leases	Minimum Sublease Rental Income
Six months ending December 31, 2006	$2,311	$380
Fiscal years ending December 31:
2007	4,684	664
2008	4,751	703
2009	4,412	618

Total	$16,158	$2,365

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.3 million at June 30, 2006. The SBLC contains two financial covenants. As of June 30, 2006, the Company was in compliance with all required covenants.

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

On January 3, 2005, the Company filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, the Company also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. The Company filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. On October 11, 2005, the court conducted a trial on two of the Company’s affirmative defenses. The court held that California public policy bars the plaintiffs from receiving a portion of their requested damages.

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. The Company filed its response on February 27, 2005. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a motion to amend their complaint to add additional plaintiffs. The defendants filed their opposition to the motion on May 1, 2006. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. The Court has set a case management conference for August 28, 2006, and has indicated it will set a briefing and hearing schedule for plaintiffs’ renewed motion for a preliminary injunction at that time.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to LookSmart until August 16, 2006. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement.

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

6. SHARE-BASED COMPENSATION

For the three and six months ended June 30, 2005, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to share-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(5,416)	$(9,756)
Add: Share-based employee compensation (expense) benefit included in reported net loss, net of related tax effects	(13)	10
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(496)	(1,065)

Pro forma net loss	$(5,925)	$(10,811)

Net loss per share:
As reported	$(0.24)	$(0.43)
Pro forma	$(0.26)	$(0.48)

For the three and six months ended June 30, 2005, the Company used the Black-Scholes option-pricing model to estimate the pro forma fair value of option grants using the following weighted average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Employee stock options:
Volatility	107.5%	110.0%
Risk-free interest rate	3.7%	3.9%
Expected term (years)	4.0	4.0
Expected dividend yield	—	—

The effect on net loss and net loss per share from the adoption of SFAS 123R on the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Share-based compensation expense by award type:
Employee stock options	$759	$1,044
Employee stock purchase plan	1	11

Total share-based compensation	$760	$1,055

Effect on net loss	$(735)	$(1,020)

Effect on basic and diluted net loss per common share:
Basic and diluted	$(0.03)	$(0.04)

The adoption of SFAS 123R did not have a material impact on income tax expense or cash flows.

Share-based compensation expense recorded during the three and six months ended June 30, 2006 was included in the Company’s Unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$5	$6
Sales and marketing	112	138
Product development	253	314
General and administrative	365	562

Total share-based compensation	$735	$1,020

The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three and six months ended June 30, 2006, the Company recorded stock based compensation of approximately $0.8 million and $1.1 million, respectively. Of that amount, approximately $25,000 and $35,000, respectively was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

For the three and six months ended June 30, 2006, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Employee stock options:
Volatility	88.5%	91.7%
Risk-free interest rate	5.1%	4.8%
Expected term (years)	3.7	3.6
Expected dividend yield	—	—
Annual forfeiture rate	10.0%	11.0%
Employee stock purchase plan:
Volatility	52.0%	62.0%
Risk-free interest rate	5.1%	4.9%
Expected term (years)	0.5	0.5
Expected dividend yield	—	—
Annual forfeiture rate	—	—

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

The weighted average grant-date fair value of options granted in the three and six months ended June 30, 2006 was $2.77 and $2.96 respectively.

The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2006 was approximately $2,000 and $17,000, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $5.5 million as of June 30, 2006, and the weighted average period over which it is expected to be recognized is 2.5 years.

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,647,731, and 4,174,414 shares of common stock for issuance under its stock option plans at June 30, 2006 and 2005, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

As of June 30, 2006, 2,834,816 options were outstanding and 1,812,555 shares remained available for grant under the Company’s plans.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	1,965	$10.15
Granted	932	3.81
Exercised	(27)	3.45
Expired/forfeited	(1,046)	9.42

Balance at December 31, 2005	1,824	7.31
Granted	1,267	4.62
Exercised	(9)	3.23
Expired/forfeited	(175)	7.54

Balance at March 31, 2006	2,907	6.13
Granted	178	4.36
Exercised	(2)	3.26
Expire/forfeited	(248)	5.33

Balance at June 30, 2006	2,835	$6.10

The following table summarizes information about stock options outstanding at June 30, 2006:

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 06/30/06	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 06/30/06	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.25	$4.60	734,035	9.14	$3.58	$54,053	236,241	$3.41	$21,917
$4.60	$4.61	1,081,563	9.68	$4.61		57,187	$4.61
$4.61	$10.40	728,387	8.20	$7.84		372,619	$7.76
$10.40	$85.31	290,831	7.36	$13.58		214,236	$13.98

$1.25	$85.31	2,834,816	8.92	$6.10		880,283	$7.90

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2006 ($3.24), which would have been received by option holders had all option holders exercised their options on that date.

As of June 30, 2005, there were 1,807,451 options outstanding and 849,430 options exercisable.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At June 30, 2006, a total of 480,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of June 30, 2006, 410,491 shares have been issued under the ESPP Plan and 69,509 shares remain available for issuance.

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

Revenue and pretax net loss from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—

Pretax net loss (excluding gain on disposal)	—	—	—	—
Tax benefit	—	—	—	67
Gain on disposal	—	28	—	43

Net gain from discontinued operations	$—	$28	$—	$110

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(4,399)	$(5,416)	$(8,918)	$(9,756)
Other comprehensive gain (loss):
Change in realized gain (loss) in investment	38	37	69	(40)

Comprehensive loss	$(4,361)	$(5,379)	$(8,849)	$(9,796)

9. RELATED PARTY TRANSACTIONS

The Company has a related party receivable from the BT LookSmart joint venture. The investment balance at June 30, 2006 is approximately $0.3 million, which reflects the estimated value upon final liquidation of the joint venture.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, anticipated levels of restructuring charges, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to achieve or maintain net profitability in future quarters, our ability to expand and diversify our network of distribution partners, our continued ability to license AdCenter for Publishers product, the success of our online advertising business, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

All share and per share information provided in this Quarterly Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

BUSINESS OVERVIEW

LookSmart is an online media and technology company specializing in vertical search. We provide relevant content, advertising and technology solutions for consumers, advertisers and publishers. Our owned-and-operated vertical search sites are where consumers look for what they need. Our sites and web tools offer search results with the ability to find, save and share resources from and links to websites and online publishers. In addition to owned-and-operated properties, our distribution network includes selected, monitored, syndicated publishers and search engine partners who improve advertiser return on investment. We also offer a comprehensive and customizable set of syndicated solutions for publishers to grow their advertiser relationships and audience.

We operate 181 vertical search sites in 13 categories, delivering consumers relevant search results and advertisers a more qualified customer. For each vertical category, we develop an array of niche sites. For example, our Health web sites include topics such as: alternative medicines, pregnancy, sports medicine diseases, fitness and more. Content found through our vertical search sites is freely accessible and from a wide variety of sources, including online publishers, print-based magazines, directories, specialized listings, and unique references related to the subject areas.

In addition, there are specific ways to save and share what consumers have searched for, using Furl.net (our proprietary technology) functionality embedded in the site navigational elements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. Actual results may differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

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

Revenue associated with online advertising products, including LookListings, FindArticles, our vertical search sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenue. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“ EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

We also enter into agreements to provide private-labeled versions of our products, including the Ad Center and Furl product. These arrangements include multiple elements such as upfront fees, license fees, and revenue-sharing based on the publishers’ customer’s monthly revenue generated through the Ad Center application. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Shared-Based Compensation

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes our previous accounting under APB No. 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 30, 2006

During the three and six months ended June 30, 2006 we continued to focus on the following primary operating priorities:

•	Growing our ad network. Total paid clicks for the second quarter of 2006 were 87 million compared to 80 million in the second quarter of 2005. On a year-to-date basis, total paid clicks were 161 million in 2006 compare to 163 million in 2005. In the second quarter of 2006, our average revenue per click (“RPC”) was $0.10 per click, compared to $0.12 per click for the second quarter of 2005. On a year-to-date basis, our average RPC for 2006 was $0.11 compared to $0.13 in 2005. Our average RPC declined as we added a low priced Run-of-Site advertising product in the third quarter of 2005 which helps us generate revenue from our ad network more quickly. We continue to eliminate low-converting traffic to improve traffic quality and optimize traffic flow from our distribution network partners.

•	Developing syndicated solutions for publishers. We continued focusing on our private-labeled Ad Center, providing web search and search of a publisher’s own archived content, and providing a tailored version of our Furl online book marking system for publishers. During the quarter, we generated revenue under agreements with two companies. We obtained four new customers during the second quarter.

•	Focusing on our vertical search business. We are leveraging our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We operate 181 vertical search sites in 13 different categories.

Substantially all of our revenue is derived via online advertising either on a pay per click or pay per impression basis.

Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Revenue	$11,130	$10,225	9%	$21,673	$22,226	(2)%

Revenue in the second quarter of 2006 increased compared to the second quarter of 2005 primarily due to increased volume of paid clicks. Average RPC declined $0.02 over the same period. Increased revenue from publisher services solutions also contributed to revenue growth. On a year-to-date basis, revenue decreased slightly from 2005 as a result of lower paid click volume. Total paid clicks decreased 2% and average RPC declined from $0.13 to $0.11 during the six month period. The decline in average RPC is due to the addition of the Run-of-Site advertising product in the third quarter of 2005. The decline in revenue resulting from lower click volume and average RPC was offset by increased revenue from our publisher services solutions.

Revenue for the third quarter of 2006 is expected to increase 6-8% over the second quarter as we continue to focus on growing online advertising revenue from our ad network, consumer owned-and-operated sites and publisher services assets.

Cost of Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Traffic acquisition costs	$5,862	$5,224	12%	$11,413	$11,888	(4)%
Percentage of revenues	53%	51%		53%	53%
Content costs	251	149	68%	616	330	87%
Other costs	1,138	1,247	(9)%	2,310	2,694	(14)%

Total cost of revenues	$7,251	$6,620	10%	$14,339	$14,912	(4)%
Percentage of revenues	65%	65%		66%	67%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2006, approximately $5,000 and $6,000, respectively, was included in cost of revenues.

Gross margin of 35% in the second quarter of 2006 was consistent to the second quarter of 2005. On a year-to-date basis, gross margin improved slightly to 34% compared to 33% for the same period in 2005. Traffic acquisition costs, the costs paid to our distribution network partners, increased in the second quarter of 2006 compared to the second quarter of 2005, due to an increase in online advertising revenue as well as ongoing quality improvement efforts. For the six months ended June 30, 2006, traffic acquisition costs decreased slightly, due to overall operating improvements in the Ad Network.

Content costs represent amounts paid to license searchable content and search results that are displayed on our network of owned-and-operated sites. Content costs increased in the second quarter and first half of 2006 compared to the second quarter and first half of 2005 due to increased costs from the launch of our vertical search sites in the third quarter of 2005.

Other costs of revenue consist of connectivity costs, personnel costs of certain operations employees, including share-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a reduction in connectivity costs resulting from cost efficiency efforts. Similarly, these costs decreased on a year-to-date basis.

We expect gross margin to increase approximately 1% in the third quarter of 2006.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Sales and marketing	$2,096	$1,714	22%	$3,839	$3,349	15%
Percentage of revenues	19%	17%		18%	15%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2006, approximately $112,000 and $138,000, respectively, was included in sales and marketing costs.

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

Sales and marketing expenses in the second quarter of 2006 increased compared to the second quarter of 2005 primarily due to higher trade show and online promotional and marketing expenses. This increase was somewhat offset by lower labor costs in the first quarter of 2006. For the six months ended June 30, 2006, sales and marketing expenses increased compared to the same period in 2005 as a result of increased online promotional and marketing expenses.

Sales and marketing expenses are expected to increase during 2006 as we support ongoing revenue growth.

Product Development

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Capitalized software development costs	($513)	($181)	183%	($1,169)	($307)	281%
Other product development costs	4,607	4,513	2%	9,546	9,404	2%

Total product development expenses	$4,094	$4,332	(5)%	$8,377	$9,097	(8)%
Percentage of revenues	37%	42%		39%	41%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2006, approximately $253,000 and $314,000, respectively, was included in product development costs.

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The increase in the amount capitalized for the second quarter of 2006 compared to the second quarter of 2005 was primarily related to an increase in the magnitude and number of ongoing capitalizable projects in 2006. For the same reasons, year-to-date expenses for 2006 are also higher than the same period in 2005. During the first quarter of 2006 we were developing our next generation Ad Center, a system that allows advertisers to upload listings ads and bid for placement of those ads, collects click data for each listing that we manage for our customers, filters out invalid clicks, and provides customer billing. The new Ad Center was successfully launched in May 2006. In addition, we developed projects to further enhance other core assets, such as Furl and vertical search technologies, associated with our network of owned-and-operated sites.

The slight increase in other product development expenses in the second quarter of 2006 compared to the second quarter of 2005 relates to the increased level of development described above.

Both capitalized software development and other product development costs are expected to increase in 2006 as we increase our product development resources to support further enhancement of our technology platforms.

General and Administrative

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
General and administrative	$2,570	$1,539	67%	$4,997	$3,721	34%
Percentage of revenues	23%	15%		23%	17%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2006, approximately $365,000 and $562,000, respectively, was included in general and administrative costs.

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

The increase in general and administrative expenses in the second quarter and first half of 2006 compared to the second quarter and first half of 2005 was primarily due to share-based compensation costs of employees and directors, as we began included share-based compensations costs in net income as of January 1, 2006 as required by SFAS 123R. Compared with the first half of 2006, general and administrative expenses are expected to decrease over the remainder of the year as a majority of our annual professional services fees including the fees in connection with the our annual financial audit and related Sarbanes-Oxley compliance certification are incurred in the first two quarters.

Restructuring Costs

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Restructuring charges	$—	$1,879	(100)%	$—	$1,904	(100)%
Percentage of revenues	—%	18%		—%	9%

During 2005, we vacated portions of our leased headquarter facilities, and incurred lease restructuring costs related to closing these facilities. These costs are classified as restructuring charges on the Unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

During the first half of 2005, we had limited success in subleasing our unused space since the establishment of the restructuring liability, and modified our original estimates. This resulted in additional restructuring charges of approximately $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, we executed an agreement to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by approximately $0.3 million, recorded in the third quarter of 2005. A further reduction of the restructuring liability of $0.6 million was recorded in the fourth quarter of 2005 based on an agreement with a new sublessee. We do not currently expect to record significant further restructuring charges or benefits related to closing redundant leased facilities in 2006 as we have sublet most of our unused space.

Non-Operating Income, net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Non-operating income, net	$482	$426	13%	961	$904	6%

Interest and other non-operating income increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to higher overall returns earned by our investment portfolio, which had lower average balances in 2006 compared to 2005. Non-operating income increased for the first six months of 2006 compared to the first six months of 2005. This increase is a result of higher overall returns from our investment portfolio.

Income Tax Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Income tax expense	$—	$11	(100)%	$—	$13	(100)%

The effective tax rate in upcoming quarters and for the year ending December 31, 2006 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain from Discontinued Operations, Net of Tax

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2006	2005		2006	2005
Gain from discontinued operations, net of tax	$—	$28	(100)%	$—	$110	(100)%

In January 2004, we agreed to sell certain assets and related intellectual property rights of our Australian, Japanese and United Kingdom subsidiaries. The gain on disposal of these operations of $1.0 million, net of $0.4 million for transitional expenses, was recorded in 2004. In 2005, we recognized an additional gain of $0.1 million related to additional disposal activities and an increased tax benefit.

As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million in 2006.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash flows used in operating activities	$(5,924)	$(1,448)
Cash flows provided by (used in) investing activities	$2,138	$(60)
Cash flows provided by financing activities	$58	$56

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with owned and operated sites, and professional services fees related to legal and audit costs. We ended the second quarter of 2006 with $43.2 million in cash, cash equivalents, and short and long-term investments, a decrease of $8.1 million from December 31, 2005 of $51.3 million.

The increase in cash used in operating activities in the first half of 2006 compared to the first half of 2005 was primarily due to a decrease of $2.2 million in cash collected from accounts receivable, as well as a decrease of $1.8 million in cash paid for accounts payable.

Net cash provided by investing activities in the first half of 2006 was higher than net cash used in investing activities in the first half of 2005. We purchased $4.8 million less investments in 2006. Of the $2.0 million in investments we purchased in 2006, $1.0 million was classified as long term. Further, $1.9 million more investments matured in 2005 compared to 2006, which decreased cash used in 2006. Additionally, we invested $1.2 million more in property, equipment and capitalized software development in the first half of 2006 compared to the same period in 2005.

Net cash provided by financing activities in the first half of 2006 was consistent with the first half of 2005 representing payments against the principal balance of our outstanding note payable and proceeds for the issuance of common stock related to our employee stock plans.

We have outstanding standby letters of credit (“SBLC”) of $1.3 million at June 30, 2006 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of June 30, 2006, we were in compliance with all required covenants.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Items 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2005, we believe that there have been no significant changes in contractual obligations or commercial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and long-term investments. We had no derivative financial instruments as of June 30, 2006 or December 31, 2005. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and six months ended June 30, 2006, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

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

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of our internal controls and our fiscal 2005 close process, four significant deficiencies in the design and operation of our internal controls were identified. We have taken steps to remediate these significant deficiencies during the first half of 2006; however, the external testing of the effectiveness of our remediation efforts has not been completed as of June 30, 2006.

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

On January 3, 2005, we filed a demurrer to the complaint, which was overruled on January 27, 2005. On January 3, 2005, we also filed a motion to strike certain allegations regarding claims for restitution, which was denied in part and granted in part on May 9, 2005. We filed an answer to the complaint on February 28, 2005, consisting of a general denial of all allegations. On October 11, 2005, the court conducted a trial on two of our affirmative defenses. The court held that California public policy bars the plaintiffs from receiving a portion of their requested damages.

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. We filed our response on February 27, 2006. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a Motion to Amend their Complaint to Add Additional Plaintiffs. The Defendants filed their Opposition to the Motion on May 1, 2006. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. The Court has set a case management conference for August 28, 2006, and has indicated it will set a briefing and hearing schedule for plaintiffs’ renewed motion for a preliminary injunction at that time.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including us, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. We were served with discovery requests on October 7, 2005. We filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including us, for any claims associated with the display of Google advertisements on their networks. On April 21, 2006, the Court ordered the remaining defendants, including us, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to us until August 16, 2006. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006 the Court approved the settlement.

Additionally, we are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

Other than the addition of a risk factor regarding our reliance on AdCenter for Publisher customers for generation of paid clicks, as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenue and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenue for the three and six months ended June 30, 2006. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our two largest distribution network partners accounting for approximately 30% and 25% of our revenue for the three and six months ended June 30, 2006. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed.

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers of satisfactory quality at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 12% of our revenue for the three and six months ended June 30, 2006. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $4.4 million and $8.9 million for the three and six months ended June 30, 2006 and as of June 30, 2006 our accumulated deficit was approximately $212.7 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated websites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click or we are unable to improve our revenue per click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click due to various factors. In the three months ended June 30, 2006, for example, our average revenue per click decreased compared to the three months ended June 30, 2005. We may experience decreases in revenue per click in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click falls for any reason, or if we are unable to grow our revenue per click, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition, and generate traffic to our consumer web properties in order to maintain and grow revenue and reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert web traffic away from our search network and consumer web properties. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new consumer products and services may not be broadly adopted by customers, which could have an adverse effect on our business and results of operations.

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

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004 and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits. We offer to end users certain software we acquired, but we may lack the managerial and technical resources necessary to implement a successful software licensing business model in a timely manner. Unlicensed copying and use of such software in the United Sates and abroad will represent a loss of revenue to us. Furthermore, end users may not license our products at projected rates

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, our Chief Financial Officer joined us in November 2005. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

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

If we experience difficulties with our software and infrastructure systems or if we fail to address these difficulties in a timely manner, we may lose the confidence of advertisers and distribution network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

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

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Internet users, advertisers and other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Lawsuits are filed against us from time to time, and we are currently subject to two purported class action lawsuits in connection with our listings services. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or websites or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

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

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage, and transmission over public networks of confidential information. Although we have developed and use systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our consumers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us . We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of loss or litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Additionally, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time . We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Disruptions in our services and damage caused by viruses and other attacks could cause a loss of user confidence in our systems and services, which could lead to reduced usage of our products and services and materially adversely affect our business and financial results.

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

Risks Related to Accounting Matters

Accounting for employee stock options using the fair value method could significantly reduce our GAAP net income

As described in Note 1 (Summary of Significant Accounting Policies) to the Unaudited Condensed Consolidated Financial Statements in this report, we adopted SFAS 123R starting January 1, 2006. Under SFAS 123R, we are required to account for the fair value of stock options granted to employees as compensation expense, which is likely to have a significant adverse impact on our GAAP results of operations and net income (loss) per share. If we reduce or alter our use of share-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the marketplace. In order to prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might adversely impact our GAAP results of operations. Any of these effects might cause the market price of our stock to decline, particularly if investors conclude that any resulting decrease in reported profits in 2006 was caused by operational problems rather than by accounting rule changes.

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

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur,

•	the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of August 7, 2006, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.68 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 14, 2006, we held our annual stockholder meeting. At the meeting, a quorum of our stockholders considered a proposal to re-elect David B. Hills and Gary A. Wetsel to the Board of Directors. The following votes were cast by stockholders:

For	Withheld	Abstain
David B. Hills	18,921,268	138,740
Gary A. Wetsel	17,453,128	1,606,880

At the same meeting, the stockholders also considered a proposal to ratify the Board’s selection of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The following votes were cast by stockholders:

For	Against	Abstain
18,958,116	82,932	18,960

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35*‡	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 filed herewith.

10.35*‡	Second Addendum to AdCenter License, Hosting, and Support Agreement between the Registrant and IAC Search & Media, dated May 16, 2006.

10.37‡	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38‡	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39‡	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40‡	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.42‡	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.43	Second Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of July 19, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.44	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.45	Employment offer letter between the Registrant and its chief executive officer dated September 24, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004).

10.46	Letter agreement between the Registrant and its general counsel, dated July 1, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2005).

10.47	Employment offer letter between the Registrant and its senior vice president, consumer products, dated December 23, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2004).

10.48	Employment offer letter between the Registrant and its senior vice president, sales, dated November 19, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.50	Separation agreement between the Registrant and its former interim chief executive officer, dated November 12, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.51	Separation agreement between the Registrant and its former vice president, human resources, dated August 3, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.52	Separation agreement between the Registrant and its former senior vice president, product, dated August 8, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.53+	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.54+	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.55	Amendment No. 3 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated June 24, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.