Form 10-Q
period 2006-09-30
LOOKSMART LTD
filed 2006-11-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 7, 2006, there were 22,943,210 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,026	$33,436
Short-term investments	9,181	17,871

Total cash, cash equivalents and short-term investments	39,207	51,307
Trade accounts receivable, net of allowance for doubtful accounts of $204 and $240 at September 30, 2006 and December 31, 2005, respectively, and allowance for returns of $18 and $14 at September 30, 2006 and December 31, 2005, respectively	5,073	2,781
Prepaid expenses	602	443
Other current assets	520	569

Total current assets	45,402	55,100
Long-term investments	998	—
Property and equipment, net	4,716	5,503
Capitalized software and other assets, net	3,182	2,464
Intangible assets, net	3,840	5,519
Goodwill	14,422	14,422

Total assets	$72,560	$83,008

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,023	$1,629
Accrued expenses and other current liabilities	6,888	4,865
Deferred revenue and customer deposits	2,016	2,047
Current portion of lease restructuring and long-term liabilities	1,461	1,530

Total current liabilities	11,388	10,071
Lease restructuring and other long-term liabilities, net of current portion	3,448	4,486

Total liabilities	14,836	14,557

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at September 30, 2006 and December 31, 2005; Issued and Outstanding: none at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; Authorized: 200,000 at September 30, 2006 and December 31, 2005; Issued and Outstanding: 22,939 at September 30, 2006 and 22,912 at December 31, 2005, respectively	23	23
Additional paid-in capital	273,791	271,851
Other equity	495	386
Accumulated deficit	(216,585)	(203,809)

Total stockholders’ equity	57,724	68,451

Total liabilities and stockholders’ equity	$72,560	$83,008

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$12,150	$9,165	$33,823	$31,391
Cost of revenues	7,568	6,103	21,907	21,015

Gross profit	4,582	3,062	11,916	10,376

Operating expenses:
Sales and marketing	2,076	1,831	5,933	5,180
Product development	4,005	4,791	12,393	13,888
General and administrative	2,831	1,638	7,799	5,359
Restructuring charges	—	(254)	—	1,650

Total operating expenses	8,912	8,006	26,125	26,077

Loss from operations	(4,330)	(4,944)	(14,209)	(15,701)
Non-operating income, net	501	666	1,462	1,570

Loss from continuing operations before income taxes	(3,829)	(4,278)	(12,747)	(14,131)
Income tax expense	—	9	—	(4)

Loss from continuing operations	(3,829)	(4,269)	(12,747)	(14,135)
Gain (loss) from discontinued operations	(31)	—	(31)	110

Net loss	$(3,860)	$(4,269)	$(12,778)	$(14,025)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.17)	$(0.19)	$(0.56)	$(0.62)
Gain (loss) from discontinued operations	—	—	—	—

Net loss	$(0.17)	$(0.19)	$(0.56)	$(0.62)

Weighted average shares outstanding used in per common share calculation	22,828	22,771	22,816	22,758

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,778)	$(14,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,969	5,927
Stock based compensation	1,794	1
Loss from sale of assets and other non-cash charges	88	137
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,292)	1,744
Prepaid expenses	(159)	360
Other assets	(88)	510
Trade accounts payable	(606)	1,039
Accrued expenses and other current liabilities	958	(1,225)
Deferred revenue and customer deposits	(32)	833

Net cash used in operating activities	(8,146)	(4,699)

Cash flows from investing activities:
Purchase of investments	(5,451)	(5,792)
Proceeds from sale and maturity of investments	13,165	9,095
Payments for property, equipment and capitalized software development	(3,023)	(2,567)
Acquisitions, net of cash acquired	—	(750)

Net cash provided by (used in) investing activities	4,691	(14)

Cash flows from financing activities:
Repayment of notes	(39)	(36)
Proceeds from issuance of common stock	84	82

Net cash provided by financing activities	45	46

Decrease in cash and cash equivalents	(3,410)	(4,667)
Cash and cash equivalents, beginning of period	33,436	43,262

Cash and cash equivalents, end of period	$30,026	$38,595

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising and banners via its consumer Web properties; a monitored ad distribution network; and a customizable set of private-label solutions for publishers, consumer sites and web tools for consumers.

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of September 30, 2006 and December 31, 2005, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

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

As of September 30, 2006, one customer accounted for 19% of accounts receivable. As of December 31, 2005, one customer accounted for 28% of accounts receivable.

As of September 30, 2006, one vendor accounted for over 10% of total traffic acquisition costs, with the top three vendors accounting for a total of 33% of the total traffic acquisition costs. As of December 31, 2005, three vendors each accounted for more than 10% of the total traffic acquisition costs, with these three vendors accounting for a total of 53% of the total traffic acquisition costs.

Revenue Concentrations

For revenue concentration comparison purposes, one publisher services customer represented 12% of total revenue for the three and nine months ended September 30, 2006. For the three and nine months ended, September 30, 2005, the same publisher services customer represented 5% and 4%, respectively, of the total revenue for those periods.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share based payment transactions with employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Unaudited Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Unaudited Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was approximately $0.8 million and $1.9 million respectively, which was related to stock options and employee stock purchases. In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded share-based compensation expense under APB No. 25 of approximately $11,000 and $1,000 during the three and nine months ended September 30, 2005, respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for fiscal year 2005 because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is set at the beginning of each fiscal year and reviewed on an annual basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the third quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company continued its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFASR-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Unaudited Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company is in the process of evaluating whether to adopt the provisions of SFAS 123R-3.

Segment Information

As of September 30, 2006 and December 31, 2005, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenue included in continuing operations was generated in the United States. See Note 7 (Discontinued Operations) regarding foreign revenue reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

2. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	September 30, 2006	December 31, 2005
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$10,179	$10,179
Less accumulated amortization	(7,403)	(6,365)

Net purchased technology	2,776	3,814

Trade names	1,743	1,743
Less accumulated amortization	(818)	(516)

Net trade names	925	1,227

Other intangibles	2,170	2,170
Less accumulated amortization	(2,031)	(1,692)

Net other intangibles	139	478

Intangible assets, net	$3,840	$5,519

Intangible asset amortization expense was $0.5 million and $1.7 million, for the three and nine months ended September 30, 2006, and $0.8 million and $2.0 million for the three and nine months ended 2005, respectively, and was recorded primarily in product development expense.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation and related expenses	$1,286	$1,487
Accrued distribution and partner costs	4,078	1,936
Accrued professional services	776	723
Customer refunds	41	82
Accrued equipment purchases	284	343
City business and personal property tax payable	138	78
Other	285	216

Total accrued liabilities	$6,888	$4,865

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

As of September 30, 2006 and December 31, 2005, the lease restructuring liability was $4.4 million and $5.4 million, respectively. Of this amount, $1.1 million and $1.3 million was included in current portion of long-term liabilities as of September 30, 2006 and December 31, 2005, respectively. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2006 as it has sublet most of its unused space.

The following table sets forth restructuring activity during the period ended September 30, 2006 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2005	$5,398
Amortization of lease restructuring costs	(330)

Balance at March 31, 2006	5,068
Amortization of lease restructuring costs	(332)

Balance at June 30, 2006	$4,736
Amortization of lease restructuring costs	(310)
Balance at September 30, 2006	$4,426

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all operating leases and minimum sublease rental income, at September 30, 2006 are as follows (in thousands):

Period	Operating Leases	Minimum Sublease Rental Income
Three months ending December 31, 2006	$1,158	$190
Fiscal years ending December 31:
2007	4,684	664
2008	4,751	703
2009	4,412	618

Total	$15,005	$2,175

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.3 million at September 30, 2006. The SBLC contains two financial covenants. As of September 30, 2006, the Company was in compliance with all required covenants.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. The Company filed its response on February 27, 2006. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a motion to amend their complaint to add additional plaintiffs. The defendants filed their opposition to the motion on May 1, 2006. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation.

At this point in time, the Company does not have sufficient information to assess the validity of the complaint or the amount of potential damages.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company and BT are in the process of liquidating the joint venture, and expect such liquidation to be complete by the end of the first quarter of 2007. The Company does not expect to incur significant additional expenses to shut down the joint venture.

6. SHARE-BASED COMPENSATION

For the three and nine months ended September 30, 2005, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to share-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(4,269)	$(14,025)
Add: Share-based employee compensation (expense) benefit included in reported net loss, net of related tax effects	11	1
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(614)	(1,679)

Pro forma net loss	$(4,872)	$(15,703)

Net loss per share:
As reported	$(0.19)	$(0.62)
Pro forma	$(0.21)	$(0.69)

For the three and nine months ended September 30, 2005, the Company used the Black-Scholes option-pricing model to estimate the pro forma fair value of option grants using the following weighted average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Employee stock options:
Volatility	105.6%	91.2%
Risk-free interest rate	4.2%	4.8%
Expected term (years)	5.0	3.6
Expected dividend yield	—	—

The effect on net loss and net loss per share from the adoption of SFAS 123R on the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Share-based compensation expense by award type:
Employee stock options	$783	$1,827
Employee stock purchase plan	17	28

Total share-based compensation	$800	$1,855

Effect on net loss	$(773)	$(1,794)

Effect on basic and diluted net loss per common share:
Basic and diluted	$(0.03)	$(0.08)

The adoption of SFAS 123R did not have a material impact on income tax expense or cash flows.

Share-based compensation expense recorded during the three and nine months ended September 30, 2006 was included in the Company’s Unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$4	$10
Sales and marketing	89	227
Product development	156	470
General and administrative	524	1,087

Total share-based compensation, net of capitalized software	$773	$1,794

The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three and nine months ended September 30, 2006, the Company recorded stock based compensation of approximately $0.8 million and $1.9 million, respectively. Of that amount, approximately $26,000 and $61,000, respectively was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

For the three and nine months ended September 30, 2006, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee stock options:
Volatility	87.3%	84.6%
Risk-free interest rate	4.7%	4.7%
Expected term (years)	4.0	3.6
Expected dividend yield	—	—
Annual forfeiture rate	6.0%	10.4%
Employee stock purchase plan:
Volatility	52.0%	59.0%
Risk-free interest rate	4.7%	4.9%
Expected term (years)	0.5	0.5
Expected dividend yield	—	—
Annual forfeiture rate	—	—

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

The weighted average grant-date fair value of options granted in the three and nine months ended September 30, 2006 was $1.83 and $2.83 respectively.

The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2006 was approximately $3,000 and $19,000, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $5.6 million as of September 30, 2006, and the weighted average period over which it is expected to be recognized is 2.4 years.

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,645,171 and 4,674,047 shares of common stock for issuance under its stock option plans at September 30, 2006 and 2005, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

As of September 30, 2006, 2,766,036 options were outstanding and 1,879,135 shares remained available for grant under the Company’s plans.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	1,824	7.31
Granted	1,267	4.62
Exercised	(9)	3.23
Expired/forfeited	(175)	7.54

Balance at March 31, 2006	2,907	6.13
Granted	178	4.36
Exercised	(2)	3.26
Expire/forfeited	(248)	5.33

Balance at June 30, 2006	2,835	$6.10
Granted	178	2.82
Exercised	(2)	1.25
Expire/forfeited	(245)	5.96

Balance at September 30, 2006	(2,766)	$5.90

The following table summarizes information about stock options outstanding at September 30, 2006:

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 09/30/06	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 09/30/06	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.25	$4.60	876,900	9.11	$3.45	$27,119	348,015	$3.26	$11,914
$4.61	$4.61	943,702	9.43	$4.61		106,177	$4.61
$4.70	$10.40	663,554	7.89	$7.84		385,350	$7.86
$10.55	$85.31	281,880	7.13	$13.41		217,827	$13.69

$1.25	$85.31	2,766,036	8.73	$5.90		1,057,369	$7.22

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2006 ($2.91), which would have been received by option holders had all option holders exercised their options on that date.

As of September 30, 2005, there were 2,027,360 options outstanding and 801,067 options exercisable.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At September 30, 2006, a total of 480,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of September 30, 2006, 410,491 shares have been issued under the ESPP Plan and 69,509 shares remain available for issuance.

7. DISCONTINUED OPERATIONS

In January 2004, the Company agreed to sell certain assets and related intellectual property rights of its Australian, Japanese and United Kingdom subsidiaries.

In August 2006, the Company liquidated its German subsidiary and incurred a loss of $31,000 on the disposal of this subsidiary.

Revenue and pretax net loss from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—

Pretax net loss (excluding gain on disposal)	—	—	—	—
Tax benefit	—	—	—	67
Gain (loss) on disposal	(31)	—	(31)	43

Net gain (loss) from discontinued operations	$(31)	$—	$(31)	$110

As the Company finalizes the liquidation process of its Australian subsidiary, it expects to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company expects to complete the liquidation process by the end of the first quarter of 2007.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,860)	$(4,269)	$(12,778)	$(14,025)
Other comprehensive gain (loss):
Change in unrealized gain (loss) in investment	41	(29)	110	(69)

Comprehensive loss	$(3,819)	$(4,298)	$(12,668)	$(14,094)

9. RELATED PARTY TRANSACTIONS

The Company has a related party receivable from the BT LookSmart joint venture. As was mentioned in footnote 5, the Company has a joint venture with BT. The Company and BT are in the process of liquidating the joint venture, and expect the liquidation to be complete by the end of the first quarter of 2007. The carrying value of the receivable at September 30, 2006 is approximately $0.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, anticipated levels of restructuring charges, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, opportunities abroad, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, the possibility that we may fail to preserve our expertise in search, online advertising and social bookmarking product development, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow sources of revenue other than our listings revenue, that we may be unable to increase growth in our owned-and- operated sites, that we may be unable to license compelling content at reasonable costs, that we may be unable to attain or maintain customer acceptance of our publisher services products, that changes in the distribution network composition may lead to decreases in traffic volumes, that we may be unable to improve our match rate, average revenue per click, conversion rate or other advertiser metrics, that we may be unable to achieve operating profitability, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

All share and per share information provided in this Quarterly Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

BUSINESS OVERVIEW

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising and banners via its consumer Web properties and a monitored ad distribution network; a customizable set of private-label solutions for publishers; and consumer sites and web tools for consumers.

The Company’s extensive ad distribution network includes proprietary Web sites, syndicated publishers and search partners. The company’s application programming interface (API) allows advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

LookSmart’s publisher solutions consist of a hosted, white labeled AdCenter to help monetize Web site traffic and foster small and large advertiser relationships, as well as Furl for Publishers, a social bookmarking tool to increase site traffic.

For consumers, the company’s vertical search sites and web tools offer essential search results with the ability to find, save and share articles and other Web content.

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

Revenue Recognition

Online Advertising

Prior to 2005, online advertising revenue was captioned as listings revenue in our Unaudited Condensed Consolidated Statements of Operations. Our online advertising revenue is primarily composed of per-click fees that we charge customers. Advertisers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer.

Revenue associated with online advertising products, including PaidListings, FindArticles, our consumer sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenue. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“ EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter and Furl product. These arrangements include multiple elements such as upfront fees, license fees, and revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates , particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is a little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. In connection with the adoption of SFAS 123R, stock-based compensation expense of approximately $0.8 million and $1.9 million was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively, associated with the fair value and initial vesting of employee stock options granted during the period. There was no cumulative effect of adoption.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 30, 2006

During the three and nine months ended September 30, 2006 we continued to focus on the following primary operating priorities:

•	Growing our ad network. Total paid clicks for the third quarter of 2006 were 100 million compared to 71 million in the third quarter of 2005, an increase of 41%. On a year-to-date basis, total paid clicks were 261 million in 2006 compared to 234 million in the same period of 2005, an increase of 11%. In the third quarter of 2006, our average revenue per click (“RPC”) was $0.10 per click, compared to $0.11 per click for the third quarter of 2005. On a year-to-date basis, our average RPC for 2006 was $0.10 compared to $0.12 in the same period of 2005. Our average RPC began to decline as we added a low priced Run-of-Site advertising product in the third quarter of 2005 that helps us generate revenue from our ad network more quickly. We continue to drive growth and efficiency through our ongoing ad network optimization efforts as well as increasing sales traction.

•	Distributing syndicated solutions for publishers. We continue to focus on our private-labeled AdCenter, providing web search, and providing a tailored version of our Furl online book marking system for publishers. We obtained two new AdCenter customers during the third quarter.

•	Focusing on developing a consumer audience. We are leveraging our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We are working on aggregating these, and newly developed, products to provide a compelling user experience around Find, Save, Share on the web.

Substantially all of our revenue is derived via online advertising either on a pay per click or pay per impression basis.

Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Revenue	$12,150	$9,165	33%	$33,823	$31,391	8%

Revenue in the third quarter of 2006 increased compared to the third quarter of 2005 primarily due to increased volume of paid clicks, as well as continued growth of our advertiser base. In the third quarter of 2006, RPC was $0.10 per click, compared to $0.11 per click for the third quarter of 2005. Increased revenue from publisher services solutions also contributed to revenue growth. For the nine months ended September 30, 2006, revenue increased slightly from the same period in 2005 as a result of an 11% increase in paid click volume. Average RPC declined from $0.12 to $0.10 over the same period. The decline in average RPC is primarily due to an increase in low-RPC advertisers during the first nine months of 2006, as compared to 2005, as a result of the introduction of a new Run-of-Site advertising product during Q3 2005.

Revenue for the fourth quarter of 2006 is expected to increase 26%-28% over the third quarter of 2006 as we continue to focus on growing online advertising revenue from our ad network, consumer sites and publisher services customers.

Cost of Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Traffic acquisition costs	$6,145	$4,632	33%	$17,564	$16,415	7%
Percentage of revenues	51%	51%		52%	52%
Content costs	290	319	(9)%	906	685	32%
Other costs	1,133	1,152	(2)%	3,437	3,915	(12)%

Total cost of revenues	$7,568	$6,103	24%	$21,907	$21,015	4%
Percentage of revenues	62%	67%		65%	67%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, approximately $4,000 and $10,000, respectively, of share-based compensation was included in cost of revenues.

Gross margin of 38% in the third quarter of 2006 was higher than gross margin of 33% in the third quarter of 2005. On a year-to-date basis, gross margin improved to 35% compared to 33% for the same period in 2005. Traffic acquisition costs, the costs paid to our distribution network partners, increased in the third quarter of 2006 compared to the third quarter of 2005, due to an increase in online advertising revenue. For the nine months ended September 30, 2006, traffic acquisition costs increased slightly, as compared to the same period for 2005, consistent with the growth in revenue.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites. Content costs decreased in the third quarter of 2006 as compared to the third quarter of 2005, due to a decline in the quarterly payment to our content partners in the second and third quarters of 2006. Content costs increased overall for the first nine months of 2006 to the same period in 2005 due to higher content costs in the first quarter of 2006 due to the overall traffic increase on the Company’s consumer sites.

Other costs of revenue consist of connectivity costs, personnel costs of certain operations employees, including share-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a reduction in bank and credit card fees, as well as a continuous, slight decline in connectivity costs resulting from cost efficiency efforts. Similarly, these costs decreased on a year-to-date basis.

We expect traffic acquisition costs to be in a range of 60% to 61%, and gross margin to increase to approximately 40%—41% in the fourth quarter of 2006.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Sales and marketing	$2,076	$1,831	13%	$5,933	$5,180	15%
Percentage of revenues	17%	20%		18%	17%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, approximately $89,000 and $227,000, respectively, of share-based compensation was included in sales and marketing costs.

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

Sales and marketing expenses in the third quarter of 2006 increased compared to the third quarter of 2005 primarily due to higher trade show and online promotional and marketing expenses. For nine months ended September 30, 2006, sales and marketing expenses increased compared to the same period in 2005 for the same reasons as those mentioned above for the third quarter of 2006.

Sales and marketing expenses are expected to remain relatively constant in the fourth quarter of 2006 as we support ongoing revenue growth on an increasingly efficient basis.

Product Development

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Capitalized software development costs	($355)	($157)	127%	($1,503)	($464)	224%
Other product development costs	4,360	4,948	(12)%	13,896	14,352	(3)%

Total product development expenses	$4,005	$4,791	(16)%	$12,393	$13,888	(11)%
Percentage of revenues	33%	52%		37%	44%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, approximately $156,000 and $470,000, respectively, of share-based compensation was included in product development costs.

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The increase in the amount capitalized for the third quarter of 2006 compared to the third quarter of 2005 was primarily related to an increase in new product development. Year-to-date expenses for 2006 are also higher than the same period in 2005 for similar reasons, including the development of our next generation AdCenter. The new AdCenter was successfully launched in May 2006. In addition, we developed projects to further enhance other core assets, such as Furl and vertical search technologies, associated with our network of owned-and-operated consumer sites.

The decrease in other product development expenses in the third quarter of 2006 compared to the third quarter of 2005 relates to the decrease in professional services used in software development efforts, as well as a decrease in depreciation and amortization due to end of life for certain fixed assets. This is partially offset by an increase in temporary staffing costs due to meeting requirements of current developmental efforts.

Both capitalized software development costs and other product development costs are expected to remain relatively constant for the remainder of 2006.

General and Administrative

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
General and administrative	$2,831	$1,638	73%	$7,799	$5,359	45%
Percentage of revenues	23%	18%		23%	17%

During 2006, in accordance with SFAS 123R, we accounted for employee stock options as share-based compensation expense which was included in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, approximately $524,000 and $1,087,000, respectively, of share-based compensation was included in general and administrative costs.

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and an allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional services fees.

The increase in general and administrative expenses in the third quarter and nine months of 2006 compared to the third quarter and nine months of 2005 was primarily due to higher temporary staffing costs and share-based compensation costs of employees and directors, as we began including share-based compensations costs in net income as of January 1, 2006 as required by SFAS 123R. Compared with the first nine months of 2006, general and administrative expenses are expected to decrease over the remainder of the year as a majority of our annual professional services fees including the fees in connection with the our annual financial audit and related Sarbanes-Oxley compliance certification are incurred in the first two quarters.

Restructuring Costs

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Restructuring charges	$—	$(254)	(100)%	$—	$1,650	100%
Percentage of revenues	—	3%		—	5%

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

Non-Operating Income, net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Non-operating income, net	$501	$666	(25)%	1,462	$1,570	(7)%

Interest and other non-operating income decreased in the third quarter of 2006 compared to the third quarter of 2005, as well as for the nine month period, primarily due to lower average balances of our investment portfolio in 2006 compared to 2005.

Income Tax Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Income tax income (expense)	$—	$9	(100)%	$—	$(4)	100%

The effective tax rate in upcoming quarters and for the year ending December 31, 2006 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain from Discontinued Operations, Net of Tax

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2006	2005		2006	2005
Gain (loss) from discontinued operations, net of tax	$(31)	$—	(100)%	$(31)	$110	128%

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

In August 2006, we liquidated our German subsidiary and incurred a loss of $31,000 on disposal of this subsidiary.

As we finalize the liquidation process in our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company expects to complete the liquidation process by the end of the first quarter of 2007.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities	$(8,146)	$(4,699)
Cash flows provided by (used in) investing activities	$4,691	$(14)
Cash flows provided by financing activities	$45	$46

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with owned and operated consumer sites, and professional services fees related to legal and audit costs. We ended the third quarter of 2006 with $40.2 million in cash, cash equivalents, and short and long-term investments, a decrease of $11.1 million from December 31, 2005 of $51.3 million.

The increase in cash used in operating activities for the nine months of 2006 compared to the nine months of 2005 was primarily due to a decrease of $4.0 million in cash collected from accounts receivable, as well as an increase of $1.6 million in cash paid for accounts payable.

Net cash provided by investing activities for the nine months of 2006 was higher than net cash used in investing activities for the nine months of 2005. We purchased $0.3 million less investments in 2006. Of the $5.5 million in investments we purchased in 2006, $1.0 million was classified as long term. Further, $12.9 million more investments matured in 2006 compared to 2005, which increased cash provided in 2006. Additionally, we invested $0.5 million more in property, equipment and capitalized software development during the nine months of 2006 compared to the same period in 2005.

Net cash provided by financing activities during the nine months of 2006 was consistent with the same period of 2005 representing payments against the principal balance of our outstanding note payable and proceeds for the issuance of common stock related to our employee stock plans.

We have outstanding standby letters of credit (“SBLC”) of $1.3 million at September 30, 2006 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of September 30, 2006, we were in compliance with all required covenants.

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

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and long-term investments. We had no derivative financial instruments as of September 30, 2006 or December 31, 2005. We invest our excess cash in debt securities of government and high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and nine months ended September 30, 2006, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our Securities and Exchange Commission (“SEC”) report is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of our internal controls and our fiscal 2005 close process, four significant deficiencies in the design and operation of our internal controls were identified. We have taken steps to remediate these significant deficiencies during the first nine months of 2006; however, our independent registered public accounting firm’s testing of the effectiveness of our remediation efforts has not been completed as of September 30, 2006.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. We filed our response on February 27, 2006. The Court has not yet scheduled a hearing for plaintiffs’ renewed motion. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about April 3, 2006, plaintiffs filed a Motion to amend their Complaint to Add Additional Plaintiffs. The Defendants filed their Opposition to the Motion on May 1, 2006. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including us, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. We were served with discovery requests on October 7, 2005. We filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including us, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006 the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including us, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to us until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenue and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenue for the three and nine months ended September 30, 2006. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our two largest distribution network partners accounting for approximately 20% and 19% of our revenue for the three and nine months ended September 30, 2006. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers of satisfactory quality at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 12% of our revenue for the three and nine months ended September 30, 2006. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $3.9 million and $12.8 million for the three and nine months ended September 30, 2006 and as of September 30, 2006 our accumulated deficit was approximately $216.6 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated consumer sites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click or we are unable to improve our revenue per click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click due to various factors. In the three months ended September 30, 2006, for example, our average revenue per click decreased compared to the three months ended September 30, 2005. We may experience decreases in revenue per click in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click falls for any reason, or if we are unable to grow our revenue per click, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

Our growth depends upon our ability to retain and grow our audience for our consumer sites, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to increase the amount, frequency and page views by consumers of our consumer sites. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. We recently began owning and operating our own consumer sites, and we may not gain enough of an audience for our consumer sites to generate any, or sufficient, revenue to justify our efforts, or we may gain a sufficient audience but be unable to gain advertiser acceptance of our consumer sites. Also, if we do not improve and enhance our consumer sites in a timely manner, we may lose existing users to our competitors or fail to attract new customers, which may adversely affect our performance and results of operations.

If we are unable to license or acquire compelling content at reasonable costs, we may be unable to increase traffic to and revenue of our consumer sites

Our future success depends in part upon our ability to aggregate compelling content and search results and deliver them through our online properties. We license much of the content on our online properties, such as journal articles and news items, from third parties. Our ability to maintain and build relationships with third-party content providers will be important for our success. Also, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by us, the number of consumers of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving paid search industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing. We compete for advertisers on the basis of the relevance of our search results, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our search results and the price per click charged to advertisers. We also experience competition for our owned-and-operated consumer sites and for offering our technology to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition higher price per clicks, better relevance and conversion rates, or better products and services than we have.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, our Chief Financial Officer joined us in November 2005. Other members of management have joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We may face capacity constraints on and technical difficulties with our software and infrastructure systems that could be costly and time-consuming to resolve

We use proprietary and licensed software and databases to crawl the web and index web pages, create, edit and serve advertisements, compile and distribute our search results, track paid clicks, bid on, rank and manage advertisements and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. Developments, such as the following developments, may strain our capacity and result in technical difficulties with our consumer site or the web sites of our distribution network partners:

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or consumer sites or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed.

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

Additionally, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our consumer sites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Disruptions in our services and damage caused by viruses and other attacks could cause a loss of user confidence in our systems and services, which could lead to reduced usage of our products and services and materially adversely affect our business and financial results.

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

Risks Related to the Capital Market

Our quarterly revenue and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenue and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner web sites,

•	changes in the number of advertisers, partners, or publishing customers who purchase our listings, or the amount of spending per customer,

•	changes in the amount, frequency and page views by consumers of our consumer sites,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	systems downtime on our AdCenter, our consumer sites or the web sites of our distribution network partners, or

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

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

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur,

•	the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of November 7, 2006, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.62 million shares of common stock), or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

On October 25, 2006, the Compensation Committee of the Board of Directors amended the Company’s Executive Team Incentive Plan with respect to fiscal year 2006 to provide that the 30% of each participant’s (including each named executive officer’s) bonus that relates to individual performance objective(s) will be paid if the applicable individual performance objectives are satisfied without regard to whether either or both of the corporate performance objectives that relate to the other 70% of the bonus are achieved.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35‡	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.37‡	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38‡	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39‡	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40‡	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.42‡	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.43	Second Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of July 19, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.44	Prioritized Listings Syndication Agreement between the Registrant and ELiberation, Inc., dated as of October 19, 2001. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.45	Employment offer letter between the Registrant and its chief executive officer dated September 24, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2004).

10.46	Letter agreement between the Registrant and its general counsel, dated July 1, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2005).

10.47	Employment offer letter between the Registrant and its senior vice president, consumer products, dated December 23, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2004).

10.48	Employment offer letter between the Registrant and its senior vice president, sales, dated November 19, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.50	Separation agreement between the Registrant and its former interim chief executive officer, dated November 12, 2004 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004).

10.51	Separation agreement between the Registrant and its former vice president, human resources, dated August 3, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.52	Separation agreement between the Registrant and its former senior vice president, product, dated August 8, 2004 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.53+	Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated August 21, 2001 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005).

10.54+	Amendment No. 2 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated February 8, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.55	Amendment No. 3 to the Prioritized Listings Syndication Agreement between the Registrant and Search123, Inc. dated June 24, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005).

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.