Form 10-K
period 2006-12-31
LOOKSMART LTD
filed 2007-03-16
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2006, was approximately $74,314,697. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 9, 2007, 23,001,260 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2006.

PART I

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to preserve our expertise in online advertising, consumer website and social bookmarking product development, the possibility that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, we may be unable to grow sources of revenue other than our listings revenue, we may be unable to increase growth in our owned-and-operated sites, we may be unable to license compelling content at reasonable costs, we may be unable to attain or maintain customer acceptance of our publisher solutions products, changes in the distribution network composition may lead to decreases in traffic volumes, we may be unable to maintain or improve our match rate, average revenue per click, conversion rate or other advertiser metrics, we may be unable to achieve operating profitability, we may be unable to attract and retain key personnel, we may have unexpected increases in costs and expenses, and all other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

All share and per share information provided in this Annual Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

ITEM 1.    BUSINESS

Overview

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising and banners via a monitored ad distribution network; a customizable set of private-label solutions for publishers; and consumer websites and web tools.

The Company’s extensive ad distribution network includes proprietary websites, syndicated publishers, other Ad Networks, and search partners. The Company’s application programming interface (API) enables advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

LookSmart’s customizable publisher solutions consist of a hosted, white-labeled AdCenter for Publishers to help monetize website traffic and foster small and large advertiser relationships, as well as Furl for Publishers, a social bookmarking tool to increase site traffic.

For consumers, the Company’s web sites and web tools offer essential search results with the ability to find, save and share articles and other web content and link to them.

Products and Services

LookSmart’s revenue sources are divided into three categories:

1.	Advertiser Solutions

2.	Publisher Solutions

3.	Consumer Sites

Advertiser Solutions

LookSmart’s vertically focused consumer web properties enable advertisers to reach demographically relevant audiences through keyword-targeted products, banners and other ad units.

Advertisers can reach customers with our sponsored search products, also known as pay-per-click “PPC” advertising. Our sponsored search products give advertisers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, or “run of site”) to maximize advertiser Return on Investment (“ROI”). Advertisers can also choose to display advertising on our vertical sites to reach their targeted demographic.

Ads are distributed on FindArticles.com and our vertical search sites, reaching a segmented, demographically focused audience. Our sponsored search products are also distributed through an extensive network of top-tier syndication partners.

LookSmart actively pursues relationships with portals, internet service providers, media companies, Ad Network, search services and other websites to maintain and increase the distribution of our online advertising. These relationships are key drivers of our growth because more distribution typically results in more clicks and online advertising revenues. We derive the majority of our traffic from our distribution network partners. Each click goes through LookSmart® TrueLead™, our network traffic monitoring process.

LookSmart’s AdCenter allows multiple users to upload keywords, manage daily budgets, set CPCs and view reports—including spend data that is updated hourly. Advertisers can also access keyword suggestions, price and traffic estimates, online help and FAQs.

An API is available for advertisers and agencies that use third-party or in-house systems to analyze and manage their search campaigns.

Publisher Solutions

LookSmart offers a suite of customizable tools and solutions that help publishers grow their audience, control advertiser relationships and enhance the monetization of their sites. Our Publisher Solutions can be used alone or as a package—and can be branded according to publishers’ needs. We offer publishers:

•

Enhanced control via the AdCenter for Publishers. We provide a complete private-labeled ASP solution that provides publishers the ability to own and grow their advertiser relationships. Our AdCenter for Publishers offers a customizable set of content, services and technology to help publishers grow their audiences and build their revenue. We offer our publishers a “backfill” of advertisers so they can quickly ramp their online operation and not lose time while establishing their advertiser relationships.

•

Audience retention and growth via Furl for Publishers, an online, personal/customized filing cabinet. This tool helps publishers grow their audience by serving as an archiving tool that acts as a constant reminder of valuable content.

•	An ad network to augment revenues by helping publishers monetize traffic on their websites.

Consumer Sites

LookSmart has various consumer sites that include both search and content sites, as well as a unique social bookmarking and tagging tool that enables consumers to archive webpages:

•

FindArticles.com—LookSmart’s FindArticles.com website enables consumers to search a large database of quality content from more than 10 million articles. This service is accessible to consumers at www.FindArticles.com.

•

Vertical search sites—LookSmart’s vertical search sites select appropriate resources by category and deliver more relevant search results, including health, finance, entertainment and auto. We continue to refine our vertical offering and further define what will be the most compelling user experience combining the right mix of search, content and site tools.

•

Furl.net—Furl.net is an online, social bookmarking service. Furl enables members to simply and securely save webpages in their entirety. Unlike some other social bookmarking tools, Furl captures the original content of the page so that consumers do not lose their content to a dead link. As a result, users can instantly find what they have historically saved by searching their online personalized categories from any computer. In addition, Furl users can publicly share links to bookmarked webpages and help other users find those pages.

Technology

LookSmart’s principal assets include our software and systems for storing and indexing webpage information, updating the index, handling search queries, serving search results, creating and updating our vertical search sites and integrating third-party content, features and functionality into such sites, and tracking, analyzing and reporting on customer campaigns. We rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart®, WiseNut®, Ad Solutions®, Furl™ and Zeal®. We also have patents pending on various aspects of our ad delivery and search technologies.

We have developed a proprietary system, the AdCenter, to create, track, analyze, report and optimize customers’ advertising campaigns. The AdCenter collects click data for each listing that we manage for our customers, filters out invalid clicks and provides customer billing. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

Search Technology

Our commercial search technology includes software for providing high-volume search results, building and updating indexes, and incorporating maximum CPC and click-through-rate in the placement of advertisements in search results, updated throughout the day. We utilize this search technology primarily in support of our other consumer sites initiatives.

We also continue to develop Furl.net with respect to search technologies. If a Furl user archives a webpage, our servers automatically crawl that page and include it in our updated web search index. Our unique ranking algorithm also makes use of proprietary Furl data to improve the relevance of these web search results.

Competition

The online advertising industry is constantly evolving, changes rapidly and is highly competitive.

One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines often receive the biggest portion of the search marketing budget. With greater capital and technical resources, and greater brand recognition, the larger search engines are often first priority in the mind of the advertiser, agency or buyer.

We compete on four main fronts, 1) attracting and growing our base of advertisers to purchase our online advertising products, 2) attracting and maintaining distribution network partners to join our network, 3) attracting and maintaining publishers to utilize our technology assets, and 4) attracting and maintaining consumers to our consumer sites. The basis on which we compete differs amongst the four fronts. In addition, while internet advertising continues to grow year over year, we are still challenged by marketing budgets that include traditional media such as television, radio and print.

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

In the U.S., state and federal laws relating to the liability, of providers of online services for activities of their consumers, and the liability of providers of online advertisers ads and activities, are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by consumers. Likewise, other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this Act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

International Operations

Following the termination of our distribution network partner contract with Microsoft in the first quarter of 2004, we concluded that our international businesses were no longer strategically or financially viable. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004. We are still in the process of finalizing certain transactions relating to these operations. We expect to finalize the dissolution of these entities during 2007, which may result in minor adjustments to the current balance sheet estimates related to the final closure of these entities.

Marketing

We use both traditional and non-traditional means and media types to grow our business. In addition to advertising and public relations programs, we seek to retain customers through a mix of informative marketing communications, helpful account tools, continual customer support and an optimal user experience.

LookSmart provides relevant content, advertising and technology solutions to consumers, advertisers and publishers. Marketing activities are designed to support and grow our business by targeting:

•	Advertisers—We deliver online ads to a network of syndicated publishers and search engine partners, as well as through owned and operated sites.

•	Publishers—We offer a suite of customizable tools and solutions that help publishers grow their revenues and audience. We also help them effectively grow and manage advertiser relationships.

•	Consumers—Our consumer websites are where consumers look for what they need, coupling search results with the ability to save content and share links using Furl.net.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2006, we had 120 employees.

See Item 1A. “Risk Factors” for a further discussion on some of the risks we face related to our employees.

Available Information

Our website, www.looksmart.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”).

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 Fifth Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the year ended December 31, 2006. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our three largest distribution network partners accounting for approximately 28% of our revenues for the year ended December 31, 2006. In the fourth quarter of 2006, no one individual distribution partner accounted for more than 10% of revenue. In 2005 our three largest distribution network partners accounted for approximately 46% of our revenues. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

Our success depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers of satisfactory quality at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 10% of our revenue for the year ended December 31, 2006. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, will likely be subject to competition from various other online advertising service providers, and may have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of $13.7 million in the year ended December 31, 2006 and as of December 31, 2006 our accumulated deficit was $217.5 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenues and contain our expenses. To generate additional revenues, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated websites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the year ended December 31, 2006, for example, our average revenue per click decreased to $0.11 in 2006 compared to $0.12 in 2005, this represents an 8% decrease. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

Our growth depends upon our ability to retain and grow our audience for our consumer sites, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to increase the amount, frequency and page views by consumers of our consumer sites. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. We recently began owning and operating our own websites, and we may not gain enough of an audience for our consumer sites to generate any, or sufficient, revenue to justify our efforts, or we may gain a sufficient audience but be unable to gain advertiser acceptance of our consumer sites. Also, if we do not improve and enhance our consumer sites in a timely manner, we may lose existing customers to our competitors or fail to attract new customers, which may adversely affect our performance and results of operations.

If we are unable to license or acquire compelling content at reasonable costs, we may be unable to increase traffic to and revenue from our vertical search sites

Our future success depends in part upon our ability to aggregate compelling content and search results and deliver them through our online properties. We license much of the content on our online properties, such as journal articles and news items, from third parties. Our ability to maintain and build relationships with third-party content providers will be important for our success. Also, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by us, the number of consumers of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition, and generate traffic to our consumer sites to maintain and grow revenue and reach our profitability goals. New search and advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert web traffic away from our search network and consumer web properties. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of search technologies or the advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods. We face the risk that we may be unable to adapt to new developments in the search industry, or that our new consumer products and services may not be broadly adopted by customers, in which case we would eventually need to obtain additional financing or cease operations.

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

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software to crawl the web and index web pages, create and edit listings, compile and distribute our search results, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our search results for distribution to particular distribution network partners,

•	substantial increases in the number of search queries to our database,

•	substantial increases in the number of listings in our search databases, or

•	the addition of new products or new features or changes to our products.

If we experience difficulties with our software and infrastructure systems or we fail to address these issues in a timely manner, we may lose the confidence of advertisers and distribution network partners, our revenues may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

Risks Related to Operating in our Industry

If we fail to prevent, detect and remove invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Invalid clicks, most often due to “click fraud”, are an ongoing problem for the Internet advertising industry, and we are exposed to the risk of invalid clicks on our paid listings and our publisher solutions customers’ listings. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our search network, the affected advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our products, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

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

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. For example, in the course of the general evaluation of internal controls and the 2006 close process, six significant deficiencies in the design and operation of our internal controls were identified. We have addressed and are now in the process of remedying these deficiencies. It is possible that as we continue our Section 404 compliance efforts we will identify significant deficiencies, or material weaknesses, in the design and operation of our internal controls. We may be unable to remedy any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

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

Our consumer sites place information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables website operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenues.

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

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage and transmission over public networks of confidential information. Although we have developed and use systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our consumers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Risks Related to Accounting Matters

Accounting for employee stock options using the fair value method could significantly reduce (increase) our net income (loss)

As described in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in this report, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) starting January 1, 2006. Under SFAS 123R, we are required to account for the fair value of stock options granted to employees as compensation expense, which is likely to have a significant adverse impact on our results of operations, as determined in accordance with GAAP, and net income (loss) per share. If we reduce or alter our use of share-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the marketplace. To prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might adversely impact our results of operations.

Risks Related to the Capital Markets

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	change in the composition of our AdCenter customer base,

•	change in composition of our AdCenter for Publishers customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	changes in the amount, frequency and page views by consumers of our consumer sites,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	systems downtime on our AdCenter, our website or the websites of our distribution network partners,

•	fluctuations in audience and page impressions, or

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on past financial results as an indicator of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid a loss

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. Also, because of the significant changes we experienced as a result of the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control.

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

•

the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of March 9, 2007, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.4 million shares of common stock), or

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to October 15, 2009. The lease provides us with an option to renew for two additional five-year periods after the initial term expires. We currently have three primary subtenants at our headquarters facility in San Francisco. We have subleased approximately 51,250 square feet of space through October 2009 at a rate less than our obligation under the original lease.

In 2004, we also leased office space in London, Los Angeles, Melbourne, Montreal, New York, Sydney and Tokyo. All of these office leases have expired and these branches were closed in 2004 except for our Los Angeles office lease, which terminated and closed in 2005. There is therefore no on-going cash requirement for these facilities.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The court allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. A Case Management Conference was held on January 3, 2007. At the Conference, the court stayed plaintiffs’ pending discovery requests and ordered additional briefing on two legal issues. A hearing on the issues is scheduled for April 13, 2007.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including us, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. We were served with discovery requests on October 7, 2005. We have filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However, the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including us, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the court had a final settlement hearing on the Google Settlement, and on July 26, 2006 the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including us, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to us until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007.

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

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. Chess Depositary Interests, or CDIs, which are freely exchangeable with shares of common stock at a ratio of 1:1, are quoted on the Australian Stock Exchange under the symbol “LOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq National Market for each period indicated adjusted to reflect, for all periods shown, the effect of a one-for-five reverse stock split which became effective at the close of business on October 26, 2005:

	HIGH	LOW
2005
First quarter	$10.55	$4.00
Second quarter	$4.75	$3.05
Third quarter	$4.65	$2.95
Fourth quarter	$4.50	$3.40
2006
First quarter	$5.64	$3.87
Second quarter	$5.43	$3.24
Third quarter	$3.48	$2.25
Fourth quarter	$5.09	$2.78
2007
First quarter (through March 9, 2007)	$5.38	$4.26

LookSmart had approximately 156 holders of record of common stock as of March 9, 2007. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2007 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2005 and 2006.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on LookSmart common stock to the Nasdaq Stock Market (U.S.) Index and RDG Internet Composite Index. The graph covers the period from December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in LookSmart common stock and in each index, and that all dividends were reinvested. LookSmart has not paid or declared any cash dividends on its common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
LookSmart, Ltd.	$100.00	$177.14	$110.71	$156.41	$53.71	$63.74
Nasdaq Stock Market (U.S.)	100.00	71.97	107.18	117.07	120.50	137.02
RDG Internet Composite	100.00	74.19	104.93	116.40	114.29	126.71

The information provided in the graph and table above is presented giving effect to the one-for-five stock split of the Company’s common stock effected on October 26, 2005.

ITEM 6. SELECTED	CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$48,673	$41,359	$76,996	$134,832	$93,174
Gross profit(1)	18,184	13,738	32,216	64,611	53,126
Income (loss) from continuing operations*(1)	(13,633)	(17,907)	(11,043)	7,307	30,079
Net income (loss)*(1)	(13,666)	(17,797)	(9,638)	5,786	27,932
Net income (loss) per share—Basic**(1)
Income (loss) from continuing operations	$(0.60)	$(0.79)	$(0.49)	$0.35	$1.55
Net income (loss)	$(0.60)	$(0.78)	$(0.43)	$0.28	$1.44
Net income (loss) per share—Diluted**(1)
Income (loss) from continuing operations	$(0.60)	$(0.79)	$(0.49)	$0.34	$1.46
Net income (loss)	$(0.60)	$(0.78)	$(0.43)	$0.27	$1.35

(1)

Includes the impact of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment.” For additional information, refer to Footnote 10 (Stockholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$41,156	$51,307	$63,900	$69,934	$51,264
Working capital	33,520	45,029	49,063	59,270	40,282
Total assets	72,557	83,008	101,088	126,092	100,554
Long-term debt and capital lease obligations, net of current portion	126	184	236	283	1,904
Total stockholders’ equity	$57,549	$68,451	$86,100	$86,297	$67,902

*	Income (loss) from continuing operations included a restructuring charge (benefit) of the following amounts:

•	$(0.3) million in 2006,

•	$1.0 million in 2005,

•	$4.2 million in 2004,

•	$4.0 million in 2003.

*	Income (loss) from continuing operations included our share of joint venture income (losses) of the following amounts:

•	$0.2 million in 2006,

•	$(0.1) million in 2004,

•	$(0.6) million in 2003,

•	$(3.7) million in 2002.

*	In 2003, net income included an extraordinary gain from the purchase of joint venture entities of $0.2 million.

*	In 2002, income from continuing operations included a gain from the extinguishment of debt of $32.6 million.

**	Per share amounts have been retroactively adjusted for the effects of the one-for-five reverse stock split effected in October 2005.

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

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to preserve our expertise in online advertising, consumer website and social bookmarking product development, the possibility that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, we may be unable to grow sources of revenue other than our listings revenue, we may be unable to increase growth in our owned-and-operated sites, we may be unable to license compelling content at reasonable costs, we may be unable to attain or maintain customer acceptance of our publisher services products, changes in the distribution network composition may lead to decreases in traffic volumes, we may be unable to maintain or improve our match rate, average revenue per click, conversion rate or other advertiser metrics, we may be unable to achieve operating profitability, we may be unable to attract and retain key personnel, we may have unexpected increases in costs and expenses, and the other risks described above in the section entitled “Risk Factors” (Item 1A of this Annual Report on Form 10-K) and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

All share and per share information provided in this Annual Report is presented giving effect to the one-for-five reverse stock split of our common stock effected on October 26, 2005.

BUSINESS OVERVIEW

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising and banners via a monitored ad distribution network; a customizable set of private-label solutions for publishers; and consumer websites and web tools.

The Company’s extensive ad distribution network includes proprietary websites, syndicated publishers and search partners. The Company’s application programming interface (API) enables advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

LookSmart’s publisher solutions consist of a hosted, white-labeled AdCenter for Publishers to help monetize website traffic and foster small and large advertiser relationships and Furl for Publishers, a social bookmarking tool to increase site traffic.

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

Revenue Recognition

Online Advertising

Our online advertising revenue is primarily composed of per-click fees that we charge customers. Customers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding on keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also captures impression-based revenue from banner advertisements, as well as revenue share from licensing of private-labeled versions of our products.

Revenues associated with online advertising products, including Advertiser Solutions, FindArticles, our other consumer sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ads that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenues. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent ( “EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

Affiliate revenue is included in online advertising revenue and is based on commissions received for participation in affiliate programs. Affiliate programs are programs operated by affiliate network services or online merchants, in which merchants pay traffic providers on a cost-per-acquisition basis. By participating in affiliate programs, we generate revenue when Internet consumers make a purchase from a participating merchant’s website after clicking on the merchant’s listing in our search results. Revenues from affiliates are earned on a per-sale basis or as a percentage of sales rather than a per-click basis. Revenue is recognized in the period in which a merchant finalizes a sale and reports to us via our affiliate network.

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter for Publishers. These arrangements include multiple elements, primarily revenue-sharing based on the publishers’ customers’ monthly revenue generated through the AdCenter application, as well as upfront fees, and license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Licensing

Revenues associated with our former licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. We did not recognize any license revenue related to Microsoft in 2005 and 2006.

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

Valuation of Goodwill and Intangible Assets

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. Goodwill is not amortized. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we periodically re-assess the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event that significantly changes our business. The Company uses market capitalization, as well as cash flow forecasts and other market value indicators to review goodwill for impairment. Cash flow forecasts used in evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). In connection with the adoption of SFAS 123R, stock-based compensation expense of approximately $2.3 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2006 associated with the fair value and initial vesting of employee stock options granted and employee stock purchases related to the Employee Stock Purchase Plan during the period. There was no cumulative effect of adoption. For additional information refer to Footnote 10 (Stockholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of 2006

Revenues for 2006 were $48.7 million, with a net loss of $13.7 million. The following developments during 2006 were key to our business:

•

Growing our ad network.    Total paid clicks for the year-ended December 31, 2006 were 365.5 million compared to 306.4 million during the same period of 2005, an increase of 19%. On a year-to-year basis, our average revenue per click (“RPC”) for 2006 was $0.11 compared to $0.12 in the same period of 2005. Our average RPC began to decline as we added a low priced Run-of-Site advertising product in the third quarter of 2005 that helps us generate revenue from our ad network more quickly. We continue to drive growth and efficiency through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Developing syndicated solutions for publishers.    We continued to focus on improving our private-labeled AdCenter for Publishers, providing web search, and providing a tailored version of our Furl online book marking system for publishers. We obtained 9 new AdCenter for Publisher customers during 2006.

•

Focusing on developing a consumer audience.    We leveraged our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We focused on aggregating these, and newly developed or licensed products, to provide a compelling user experience on the web to allow users to find, save and share articles and other web content and links to them.

Revenues

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Revenues	$48,673	18%	$41,359	(46)%	$76,996

Online Advertising

Online advertising revenues are derived from Advertiser Solutions, Publisher Solutions, and Consumer Sites sources. Revenues from Advertiser Solutions increased in 2006 by approximately $1.4 million, primarily as a result of increased volume of total paid clicks, 365.5 million in 2006 as compared 306.4 million in 2005. In 2006, average RPC declined to $0.11 per click, from $0.12 per click for 2005. The decline in average RPC is primarily due to an increase in low-RPC advertisers during 2006, as compared to 2005, as a result of the introduction of a new Run-of-Site advertising product during Q3 2005. In 2005, we began removing low-converting traffic from our distribution network. During this time, our RPC decreased as advertisers were less willing to pay our previous rates for low-quality traffic.

In Q3 2005 we launched the AdCenter for Publishers, which is the primary source of our revenues from our Publisher Solutions, which contributed to the approximately $4.5 million increase in revenues during 2006.

Revenues from our Consumer Sites are driven by our FindArticles product. In 2006, revenues from our Consumer Sites increased to $4.2 million from $2.9 million in 2005. This increase was primarily due to revised strategic positioning of our advertisement banners, as well as our text advertisements through third party ad serving.

In 2005, online advertising revenue primarily decreased as compared to 2004, as a result of the elimination of low converting traffic as we continued our efforts to improve traffic quality and optimize traffic flow from our distribution network partners. Further, revenues also decreased due to the winding down of our distribution network partner agreement with Microsoft, which began in January of 2004. This decrease was partially offset by a 94% increase in revenue from the sale of our consumer products, driven by our FindArticles product. In 2005, we improved our content, which subsequently increased page view and FindArticles revenue. We also began generating revenue from our AdCenter for Publishers agreements during the second half of 2005, which further offset the overall decrease in revenue.

Prior to 2004 we exclusively licensed our database content to Microsoft and customized it for their use. Revenues from this agreement were $188 thousand for 2004 and have been included in total revenues for reporting purposes.

Revenues for 2007 are expected to increase 20% to 25% compared to 2006 as a result of revenue growth across all three revenue sources.

Cost of Revenues

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Traffic acquisition costs	$24,600	14%	$21,560	(45)%	$39,234
Percentage of advertiser solutions revenues	64%		56%		52%
Content costs	1,356	29%	1,049	178%	377
Other costs	4,533	(9)%	5,012	(3)%	5,169

Total cost of revenues	$30,489	10%	$27,621	(38)%	$44,780

Percentage of total revenues	63%		67%		58%

During 2006, in accordance with SFAS 123R, we accounted for stock options and employee stock purchases related to the Employee Stock Purchase Program as share-based compensation expense which was included in our Consolidated Statements of Operations. For the year ended December 31, 2006, approximately $13 thousand of share based compensation was included in cost of revenues.

Gross margin of 37% for the year ended December 31, 2006 was higher than gross margin of 33% for the same period in 2005. Traffic acquisition costs, the costs paid to our distribution network partners, increased in 2006 compared to 2005, which coincides with our increase in online advertising revenue.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites. Content costs increased in 2006 as compared to 2005, due to higher content costs in 2006 caused by the overall traffic increase on the Company’s consumer sites.

Other costs of revenues consist of connectivity costs, personnel costs of our operations employees including share-based compensation, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in 2006 compared to the same period of 2005 primarily due to reduction in bank and credit card fees, as well as a continuous, slight decline in connectivity costs of approximately $0.2 million resulting from cost efficiency efforts.

Traffic acquisition costs, the costs paid to our distribution network partners, decreased in 2005 compared to 2004, which coincides with our decrease in Advertiser Solutions revenues. These costs increased as a percentage of Advertiser Solutions revenue as we began paying a slightly higher revenue sharing percentage to our distribution network partners for higher converting traffic.

In 2005, other costs of revenues included content costs. In 2005, the increase in content costs, as compared to 2004, was due to an increase in fees related to one of our FindArticles content providers.

In 2005, other costs were relatively consistent as compared to 2004.

We expect gross margin to remain at approximately 42% to 44% throughout 2007 as improvements in revenue mix are expected to be offset by slightly higher TAC levels throughout 2007.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges and share-based compensation.

Sales and Marketing

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Sales and marketing	$7,930	19%	$6,641	(12)%	7,541
Percentage of total revenues	16%		16%		10%

During 2006, in accordance with SFAS 123R, we accounted for stock options and employee stock purchases related to the Employee Stock Purchase Program as share-based compensation expense which was included in our Consolidated Statements of Operations. For the year ended December 31, 2006, approximately $266 thousand of share-based compensation was included in sales and marketing expenses.

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities, allocation of depreciation and the provision for and reductions of the allowance for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition efforts.

Sales and marketing expenses increased in 2006 compared to 2005 primarily due to increased advertising efforts of approximately $0.4 million and increased sales personnel related to efforts to obtain new advertising accounts and publisher customers of approximately $0.1 million. We acquired nine new publishers in 2006.

Sales and marketing expenses decreased in 2005 compared to 2004 primarily due to a reduction in headcount and therefore salaries and benefits of approximately $1.4 million as a result of our restructuring activities in 2004, and lower commissions and bonuses due to the decrease in revenues. The decrease was partially offset by an approximately $0.6 million increase in marketing and promotional expenses in an effort to drive consumers to our sites.

In 2007 sales and marketing expenses are expected to stay relatively consistent with 2006 levels, as we support further investment in sales and marketing.

Product Development

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Capitalized software development costs	$(1,920)	160%	$(738)	258%	$(206)
Other product development costs	17,909	(5)%	18,929	(19)%	23,358

Total product development costs	$15,989	(12)%	$18,191	(21)%	$23,152

Percentage of total revenues	33%		44%		30%

During 2006, in accordance with SFAS 123R, we accounted for stock options and employee stock purchases related to the Employee Stock Purchase Program as share-based compensation expense which was included in our Consolidated Statements of Operations. For the year ended December 31, 2006, approximately $607 thousand of share-based compensation was included in product development expenses.

Product development expenses include all costs related to the continued development and enhancement of our core technology products such as the Ad Center for Publishers, Furl.net and FindArticles.com. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. During 2006 compared to 2005, the increase in capitalized software development costs was due to more work on the new version of the AdCenter implemented during May 2006. In addition, we developed projects to further enhance other core assets, such as Furl and vertical search technologies, associated with our network of owned-and-operated consumer sites. The adoption of SFAS 123R also partially contributed to the increase in capitalized software costs.

The decrease in other product development expenses during 2006 compared to 2005 primarily relates to the decrease in depreciation and amortization of approximately $1.0 million due to end of life for certain fixed assets, as well as lower facilities cost allocations of approximately $13 thousand. Facilities costs declined in 2005 due to an increase in acquisition of sub-tenants to offset rent expense. This is partially offset by an increase in temporary staffing costs to meet requirements of current development efforts.

During 2005 compared to 2004, the increase in capitalized development costs was due to projects related to developing our vertical sites and our proprietary software platform for tracking and invoicing clicks, totaling approximately $0.9 million. Offsetting the increase in capitalized costs from 2005 to 2004 was a write down of previously capitalized software of approximately $0.2 million during the third quarter of 2005. These increases in 2005 compared to 2004 were partially outweighed by an approximate $0.8 million write down in 2004 of software costs previously capitalized for projects that were cancelled in the second quarter of 2004. These projects were canceled because they were not aligned with our future operating plan.

The decrease in other product development expenses during 2005 compared to 2004 was due primarily to a reduction in salaries and benefits of approximately $3.5 million as part of our restructuring activities in 2004. Further, allocations of overhead expenses, which are based on headcount, decreased by approximately $0.8 million as headcount decreased 21% from December 31, 2004.

In 2007, we expect both capitalized software development costs and other product development costs to stay relatively consistent with 2006 levels.

General and Administrative

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
General and administrative	$10,324	32%	$7,835	(14)%	$9,095
Percentage of total revenues	21%		19%		12%

During 2006, in accordance with SFAS 123R, we accounted for stock options and employee stock purchases related to the Employee Stock Purchase Program as share-based compensation expense which was included in our Consolidated Statements of Operations. For the year ended December 31, 2006, approximately $1,436 thousand of share-based compensation was included in general and administrative expenses.

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and an allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional service fees.

The increase in general and administrative expenses during 2006 compared to 2005 was primarily driven by an approximate $0.9 million increase in labor costs due to various staffing requirements and share-based compensation costs.

General and administrative expenses decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily from renegotiating certain of our insurance policies, which resulted in a cost savings of approximately $0.7 million in 2005. Also, salaries decreased by approximately $0.3 million from 2005 to 2004 as a result of non-restructuring separation payments. These payments were approximately $0.2 million in 2005 compared to approximately $0.5 million in 2004. We also had decreases related to employee benefits and payroll taxes of approximately $0.2 million and a loss on disposal of assets in 2004 of approximately $0.3 million. The total decrease in general and administrative expenses was partially outweighed by an increase in legal fees of approximately $0.3 million related to outstanding litigation, patent applications and legal fees related to our reverse stock split.

In 2007, we expect general and administrative expenses to stay relatively consistent with 2006 levels.

Restructuring Charges

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Restructuring charges	$(290)	(128)%	$1,024	(76)%	$4,185
Percentage of total revenues	(1)%		2%		5%

Employee Severance Costs

In November 2003, we implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing business agreement with Microsoft. The severance charges associated with the reduction in force were approximately $0.8 million. In the first and second quarters of 2004, we eliminated an additional 43 positions in the United States, which included a reduction in our sales force of 11 positions, a reduction in our general and administrative departments of five positions, a reduction in our product development department of 14 positions and a reduction in our editorial team of 13 positions. This reduction resulted in approximately $1.0 million restructuring charges recognized in 2004 and is included in operating expenses on the Consolidated Statement of Operations. All employee severance costs were paid by December 31, 2004. No additional restructuring charges related to employee severance costs were incurred in 2005 and 2006.

Lease Restructuring Costs

In connection with the restructuring activities noted above, we incurred costs related to closing of redundant leased facilities in 2003 and 2004, including a charge of approximately $3.2 million in the first quarter of 2004.

During the first half of 2005, we had limited success in subleasing our unused space since the establishment of the restructuring liability, and we modified our original estimates. This resulted in additional restructuring charges of approximately $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, we executed an agreement to sublease an additional portion of the unused space. A further reduction of the restructuring liability of approximately $0.6 million was recorded in the fourth quarter of 2005 based on an agreement with a new sublessee, which was executed in February 2006.

In the fourth quarter of 2006 we recorded a restructuring benefit of approximately $290 thousand related to the extension of sublease arrangements for portions of our additional unused space.

The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

Non-Operating Income (Expense)

Interest and Other Non-Operating Income, net

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Other income (expense), net	$51	(77)%	$220	76%	$125
Interest income	$1,954	5%	$1,857	120%	$844
Interest expense	$(29)	0%	$(29)	(3)%	$(30)
Share of joint venture income (loss)	$165	100%	$—	(100)%	$(115)

Other income (expense), net includes foreign exchange gains and losses, realized gains or losses on investments, and other non-operating items. In 2006, other income decreased primarily due to a decrease in foreign exchange. In 2005, we recovered $137 thousand of previously written off receivables, which caused the overall increase in other income (expense), net.

Interest income includes income from our cash, cash equivalents and investments. The increase in 2006 from 2005 was primarily due to higher overall interest rates earned by our investment portfolio. The increase in 2005 from 2004 was due to higher overall interest rates earned by our investment portfolio.

Interest expense primarily includes interest due on our note payable and was comparable for 2006, 2005, and 2004.

We own 50% of the equity shares of BT LookSmart, Ltd., a Bermuda company that is a joint venture with British Telecommunications. We recognized a share of joint venture income of $165 thousand in the fourth quarter of 2006 due to the settlement of certain prior claims. We expect that we will record income or loss from our share of the joint venture as it moves to finalize its wind-down activities in 2007.

Income Tax Expense

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Income tax expense	$(5)	150%	$(2)	(98)%	$(110)

The effective tax rate in upcoming years and for the year ended December 31, 2006 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates and any non-deductible items related to acquisitions or other non-recurring charges.

During 2006, 2005, and 2004, we incurred a net loss. We recorded minimum state income tax expense of approximately $4,800 and $2,000 in 2006 and 2005, respectively. The decrease in 2005 from 2004 was a result of revisions to estimated 2003 taxes recorded in 2004, primarily relating to federal alternative minimum tax.

Gain (Loss) from Discontinued Operations, net of tax

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(in thousands)
Gain (loss) from discontinued operations, net of tax	$(33)	(130)%	$110	(92)%	$1,405

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

In August 2006, we completed the liquidation of our German subsidiary and incurred a loss of $31 thousand on disposal of this subsidiary.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues	$—	$—	$6,036

Pretax net income (loss) (excluding gain on disposal)	—	—	407
Tax impact	—	67	(25)
Gain (loss) on disposal	(33)	43	1,023

Net gain (loss) from discontinued operations	$(33)	$110	$1,405

Pretax income from discontinued operations in 2004 includes approximately $0.4 million related to the reduction of the allowance for doubtful accounts in the second quarter of 2004, as substantially all accounts were collected in certain locations, and approximately $1.7 million related to the disposition and write down of certain international assets and the reduction of estimated liabilities in 2004, offset by expenses related to the operations of the entities during the periods and the reversal of cumulative translation adjustments of $0.4 million related to both the United Kingdom and Japan, which had been substantially liquidated as of December 31, 2004. As we finalize the liquidation process of our Australian subsidiary, we expect to record additional income related to the reversal of the cumulative translation adjustment of $0.5 million in 2007. We also expect that we will record additional minor amounts relating to the finalization of the liquidation of various foreign operations in 2007.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2006, 2005, and 2004 (in thousands).

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cash flows used in operating activities	$(6,312)	$(7,467)	$(6,771)
Cash flows provided by (used in) investing activities	$5,614	$(2,470)	$(18,031)
Cash flows provided by financing activities	$163	$111	$4,561

Our primary source of cash is receipts from revenues. The primary uses of cash are labor costs (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with our consumer sites, and professional services fees related to legal and audit costs. We ended 2006 with $41.2 million in cash, cash equivalents, and short and long-term investments, a decrease of $10.1 million from $51.3 million at December 31, 2005.

The decrease in cash used in operating activities in 2006 compared to 2005 was primarily due to the decrease in net loss of $4.1 million, a decrease in cash paid for accrued liabilities of $2.5 million and a decrease in depreciation and amortization of $1.5 million, offset by an increase in accounts receivable due to increased revenues and a shift from self-service customers to managed customers. Managed service customers have a dedicated account manager and therefore are invoiced. Self-service customers are supported by a customer service team and make payments with credit cards. Managed service accounts represented less than 50% of revenues at the beginning of 2006, and more than 50% of revenues by the end of 2006. During 2005, net cash used in operations increased $0.7 million from 2004. A net loss of $17.8 million in 2005 compared to a net loss of $9.6 million in 2004 was the primary reason for the increase. Further, a decrease in revenues caused a corresponding decrease in cash paid for accrued liabilities of $15.6 million primarily due to lower accruals for partner payments related to cost of revenues.

Net cash provided by investing activities in 2006 of $5.6 million resulted primarily from the maturities of investments of $20.2 million, partially offset by purchases of short-term investments of $9.5 million and long-term investments of $1.0 million. Further, we purchased equipment and capitalized costs related to internally developed software of $4.1 million compared to $3.9 million in 2005. In 2005 compared to 2004, net cash used in investing activities decreased $15.6 million primarily due to the proceeds from the sale of short-term investments of $9.9 million.

Net cash provided by financing activities in 2006 of $0.2 million resulted primarily from the proceeds related to our employee stock plans of $0.2 million, which remained relatively constant from 2005. We also made payments against our outstanding note payable of approximately $53 thousand. In 2005, net cash provided by financing activities decreased $4.5 million primarily due to a decrease in proceeds from our employee stock plans of $4.5 million.

We have outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.1 million at December 31, 2006. The SBLC contains two financial covenants. As of December 31, 2006, we were in compliance with all required covenants.

While we expect cash to decrease in 2007, we believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for at least the next 12 months. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short-term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Note obligation (principal and interest)	$209	$71	$138	$—	$—
Operating leases	13,847	4,684	9,163	—	—
Purchase obligations	541	541	—	—	—

Total	$14,597	$5,296	$9,301	$—	$—

Indemnification

During the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. Further, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving, at our request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we maintain directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our cash equivalents, short-term and long-term investments. We had no derivative financial instruments as of December 31, 2006 or 2005. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the year ended December 31, 2006, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Foreign Currency Risk

International revenues from our foreign subsidiaries were 0%, 0%, and 7% of total revenues in 2006, 2005, and 2004, respectively, and were derived from our Australian, British and Japanese operations. Such revenues have been classified as discontinued operations. Our international business was subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rates between the Australian Dollar, the British Pound, the Japanese Yen and the United States Dollar. In the first quarter of 2004, we signed agreements to sell the assets and activities of our international subsidiaries and are in the process of liquidating all of our international entities. As of December 31, 2006, our exposure to foreign currency risk was not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

We have completed integrated audits of LookSmart, Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2007

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
A S S E T S
Current assets:
Cash and cash equivalents	$32,901	$33,436
Short-term investments	7,257	17,871

Total cash, cash equivalents and short-term investments	40,158	51,307
Trade accounts receivable, net of allowance for doubtful accounts of $323 and $240 at December 31, 2006 and 2005 and allowance for returns of $14 and $14 at December 31, 2006 and 2005	4,639	2,781
Prepaid expenses	516	443
Other current assets	339	569

Total current assets	45,652	55,100
Long-term investments	998	—
Property and equipment, net	4,588	5,503
Security deposits and other assets, net	3,533	2,464
Intangible assets, net	3,364	5,519
Goodwill	14,422	14,422

Total assets	$72,557	$83,008

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Trade accounts payable	$2,576	$1,629
Accrued expenses and other accrued liabilities	5,624	4,830
Deferred revenue and customer deposits	2,541	2,082
Current portion of long-term liabilities	1,391	1,530

Total current liabilities	12,132	10,071
Long-term debt, net of current portion	126	184
Other long-term liabilities, net of current portion	2,750	4,302

Total liabilities	15,008	14,557

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2006 and 2005; Issued and Outstanding: none at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; Authorized: 200,000 at December 31, 2006 and 2005; Issued and Outstanding: 22,974 and 22,912, at December 31, 2006 and 2005	23	23
Additional paid-in capital	274,484	271,851
Other equity	517	386
Accumulated deficit	(217,475)	(203,809)

Total stockholders’ equity	57,549	68,451

Total liabilities and stockholders’ equity	$72,557	$83,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	48,673	41,359	76,996
Cost of revenues	30,489	27,621	44,780

Gross profit	18,184	13,738	32,216
Operating expenses:
Sales and marketing	7,930	6,641	7,541
Product development	15,989	18,191	23,152
General and administrative	10,324	7,835	9,095
Restructuring charges	(290)	1,024	4,185

Total operating expenses	33,953	33,691	43,973

Loss from operations	(15,769)	(19,953)	(11,757)
Non-operating income (expense):
Other income (expense), net	51	220	125
Interest income	1,954	1,857	844
Interest expense	(29)	(29)	(30)
Share of joint venture income (loss)	165	—	(115)

Loss from continuing operations before income taxes	(13,628)	(17,905)	(10,933)
Income tax expense	(5)	(2)	(110)

Loss from continuing operations	(13,633)	(17,907)	(11,043)
Gain (loss) from discontinued operations, net of tax	(33)	110	1,405

Net loss	$(13,666)	$(17,797)	$(9,638)

Net loss per share—Basic
Loss from continuing operations	$(0.60)	$(0.79)	$(0.49)
Gain from discontinued operations, net of tax	—	0.01	0.06

Net loss per share	$(0.60)	$(0.78)	$(0.43)

Weighted average shares outstanding used in computing basic net income (loss) per share	22,822	22,765	22,266

Net loss per share—Diluted
Loss from continuing operations	$(0.60)	$(0.79)	$(0.49)
Gain from discontinued operations, net of tax	—	0.01	0.06

Net loss	$(0.60)	$(0.78)	$(0.43)

Weighted average shares outstanding used in computing diluted net income (loss) per share	22,822	22,765	22,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Other Equity	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2003	21,561	16	261,882	773	(176,374)	86,297	$6,516

Common stock issued upon exercise of stock options	750	4	4,376	—	—	4,380
Common stock issued for acquisitions	502	3	5,074	—	—	5,077
Common stock issued for employee stock purchase plan	41	—	276	—	—	276
Stock-based compensation	—	—	86	68	—	154
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(83)	—	(83)	$(83)
Translation adjustment	—	—	—	(2)	—	(2)	(2)
Reversal of CTA due to liquidation of foreign subsidiaries	—	—	—	(361)	—	(361)	(361)
Net loss	—	—	—	—	(9,638)	(9,638)	(9,638)

Balance at December 31, 2004	22,854	23	271,694	395	(186,012)	86,100	$(10,084)

Common stock issued upon exercise of stock options	27	—	92	—	—	92
Common stock issued for employee stock purchase plan	31	—	103	—	—	103
Stock-based compensation	—	—	(38)	38	—	—
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(47)	—	(47)	$(47)
Net loss	—	—	—	—	(17,797)	(17,797)	(17,797)

Balance at December 31, 2005	22,912	$23	$271,851	$386	$(203,809)	$68,451	$(17,844)

Common stock issued upon exercise of stock options	33	—	116	—	—	116
Common stock issued for employee stock purchase plan	29	—	100	—	—	100
Stock-based compensation	—	—	2,417	—	—	2,417
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	131	—	131	$131
Net loss	—	—	—	—	(13,666)	(13,666)	(13,666)

Balance at December 31, 2006	22,974	$23	$274,484	$517	$(217,475)	$57,549	$(13,535)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(13,666)	$(17,797)	$(9,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of joint venture (income) loss	(165)	—	115
Depreciation and amortization	6,430	7,957	8,186
Stock based compensation	2,322	—	154
(Gain) loss from sale of assets and other non-cash charges	82	622	(653)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	(1,858)	1,099	18,385
Prepaid expenses	(72)	598	1,266
Other assets	111	402	216
Trade accounts payable	947	1,269	(3,240)
Other accrued liabilities	795	(1,721)	(19,844)
Other long term liabilities	(1,697)	(419)	2,119
Deferred revenue and customer deposits	459	523	(3,837)

Net cash used in operating activities	(6,312)	(7,467)	(6,771)

Investing activities
Acquisitions, net of cash acquired	—	(750)	(2,116)
Purchase of short-term investments	(9,514)	(4,055)	(7,676)
Proceeds from sale of short-term investments	20,179	9,904	4,304
Proceeds from sale of long-term investments	—	—	5,392
Purchase of long-term investments	(998)	(3,731)	(16,677)
Payments for property, equipment and capitalized software development	(4,053)	(3,854)	(2,824)
Proceeds from the sale of property and equipment	—	16	82
Proceeds from the sale of assets of foreign entities	—	—	1,484

Net cash provided by (used in) investing activities	5,614	(2,470)	(18,031)

Financing activities
Repayment of notes	(53)	(84)	(95)
Proceeds from issuance of common stock	216	195	4,656

Net cash provided by financing activities	163	111	4,561

Effect of exchange rate changes on cash	—	—	(363)

Decrease in cash and cash equivalents	(535)	(9,826)	(20,604)
Cash and cash equivalents, beginning of period	33,436	43,262	63,866

Cash and cash equivalents, end of period	$32,901	$33,436	$43,262

Supplemental disclosures of cash flow information:
Issuance of stock for acquisitions	$—	$—	$5,077
Interest paid	$29	$30	$27
Income taxes paid	$33	$42	$158

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising banners via its consumer web properties; a monitored ad distribution network; and a customizable set of private-label solutions for publishers, consumer sites and web tools for consumers.

In October 2005, the Company effected a one-for-five reverse stock split of its common stock. All share and per share information included in these Consolidated Financial Statements has been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

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

Reclassifications

The Company previously disclosed licensing revenues of $188 thousand for the year ended December 31, 2004 as a separate component of revenues. These revenues were derived from its licensing agreement with Microsoft. In 2006, the Company reclassified these amounts to total revenues.

Certain other prior years’ balances have been reclassified to conform to the current year’s presentation. The reclassifications had no material impact on net loss or stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and other accrued liabilities are carried at cost, which approximates fair value due to the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relatively short maturity of those instruments. Short-term investments and long-term investments are carried at fair value. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of notes payable approximates fair value.

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

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income (expense), net. Such exchange income (loss) amounted to $0, $84,000, and $(35,000) for 2006, 2005, and 2004 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

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

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2006, the Company’s short-term investments were primarily commercial paper and U.S. government agency notes with maturities in excess of 90 days. Long-term investments at December 31, 2006, were primarily commercial paper with maturities in excess of one year. Fair values were determined for each individual security in the investment portfolio.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. As of December 31, 2006 and 2005, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the receivables are past due. Historically, such losses have been within management’s expectations.

As of December 31, 2006, one customer accounted for 22% of accounts receivable. As of December 31, 2005 one customer accounted for 28% of accounts receivable and another customer accounted for 13% of accounts receivable.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the year ended December 31, 2006, three vendors each accounted for more than 10% of total traffic acquisition costs, with these three vendors accounting for a total of 42% of the total traffic acquisition costs. For the year ended December 31, 2005, three vendors each accounted for more than 10% of the total traffic acquisition costs, with these three vendors accounting for a total of 53% of the total traffic acquisition costs.

Revenue Concentrations

One customer represented 10% of total revenues for the year ended December 31, 2006. For the year ended December 31, 2005, the same customer represented 5% of the total revenues for that period. For the year ended December 31, 2004, no customer represented over 10% of total revenues.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s capitalized software development costs were $8.7 million and $6.7 million with related accumulated amortization of $6.3 million and $5.1 million at December 31, 2006 and 2005, respectively. Amortization expense was $1.2 million, $1.8 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized software development costs are included in other assets and are amortized over two to three years.

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

The Company reviews goodwill for potential impairment as of December 31 each year and was not required to record a goodwill impairment charge as a result of the reviews in 2006, 2005 or 2004. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

The Company uses market capitalization, as well as cash flow forecasts and other market value indicators to review goodwill for impairment. Cash flow forecasts used in evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.

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

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2006, there have been no such impairments.

Revenue Recognition

Online Advertising

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

Revenues associated with online advertising products, including Advertiser Solutions, FindArticles, the Company’s other consumer sites, and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. The Company pays distribution network partners based on clicks on the advertiser’s ads that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenues. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company also enters into agreements to provide private-labeled versions of its products, including the AdCenter for Publishers. These arrangements include multiple elements such as upfront fees, license fees, and revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Licensing

Revenues associated with the Company’s former licensing agreement with Microsoft were recognized in the period in which URLs were added to the database and the database was delivered to Microsoft. The Company did not recognize any license revenue related to Microsoft in 2005 and 2006. Revenue from this agreement was $188 thousand for the year ended December 31, 2004 and has been included in total revenues for reporting purposes.

Traffic Acquisition Costs

The Company enters into agreements of varying durations with its distribution network partners that display the Company’s listings ads on their sites in return for a percentage of the revenue-per-click that the Company receives when the ads are clicked on those partners’ sites.

The Company also enters into agreements of varying durations with third party affiliates that integrate the Company’s pay-for-performance search service into their websites. There are generally three economic structures of the affiliate agreements: guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share based payment transactions with employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was approximately $2.4 million, which was related to stock options and employee stock purchases. In connection with the grant of certain stock options to employees and members of the Board of Directors and in connection with certain acquisitions, the Company recorded share-based compensation expense under APB No. 25 of approximately $0 and $154 thousand during the years ended December 31, 2005 and 2004, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the company’s Consolidated Statements of Operations for fiscal year 2005 because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is set at the beginning of each fiscal year and reviewed on an annual basis. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair valued estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon adoption of SFAS 123R, the Company continued its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFASR-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R-3.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.8 million, $0.4 million, and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), establishes standards for computing and presenting net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Segment Information

As of January 1, 2004, the Company changed to one operating segment, online advertising, due to the expiration of the Company’s only licensing agreement with Microsoft in January of 2004.

As of December 31, 2006, 2005, and 2004, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenues included in continuing operations were generated in the United States. See Note 16 (Discontinued Operations) regarding foreign revenues reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007 (the first day of the Company’s 2007 fiscal year), with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to retained earnings at January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

2.    Acquisitions and Dispositions

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 22, 2007, the Company sold Net Nanny to Content Watch. See Note 17, Subsequent Events for further disclosure.

Furl.net

During the third quarter of 2004, the Company acquired the assets of Furl.net, which consisted primarily of intangible assets related to technology, customer lists, trade name and employees. The asset acquisition did not have a significant impact on total assets of the Company.

Dispositions

The Company entered into a letter of intent (“LOI”) dated December 8, 2006 to sell the Net Nanny (“NN”) brand and technology and all intellectual property related to the NN product. The LOI does not specify any minimum consideration to be received by the Company and the consideration is capped at $3.5 million over the course of up to four years. NN was acquired by the Company in April, 2004 and was accounted for as a purchase business combination with $3.5 million of goodwill assigned by the purchase price allocation. Because the Company is a single operating segment and reporting unit, there is no goodwill allocated as “assets held for sale”.

At December 31, 2006, the NN net assets have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and are included on the Company’s Consolidated Balance Sheet under the following captions (in thousands):

Other current assets	$31
Intangible assets, net	539
Deferred revenue and customer deposits	(263)

The NN transaction will be accounted for as an asset sale in first quarter of the Company’s fiscal year 2007. See Note 17, Subsequent Events for further discussion.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consisted of the following as of December 31, 2006 and 2005 (in thousands):

December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$4,246	$—	$—	$4,246

Cash equivalents
Money market mutual funds	95	—	—	95
Corporate debt securities	28,553	7	—	28,560

Total cash equivalents	28,648	7	—	26,655

Total cash and cash equivalents	32,894	7	—	32,901

Short-term investments
Corporate debt securities	6,261	—	(4)	6,257
United States government agency notes	1,000	—	—	1,000

Total short-term investments	7,261	—	(4)	7,257

Long-term investments
United States government agency notes	999	—	(1)	998

Total long-term investments	999	—	(1)	998

Total cash, cash equivalents, and short-term investments	$41,154	$7	$(5)	$41,156

December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$2,013	$—	$—	$2,013

Cash equivalents
Money market mutual funds	376	—	—	376
Corporate debt securities	31,047	—	—	31,047

Total cash equivalents	31,423	—	—	31,423

Total cash and cash equivalents	33,436	—	—	33,436

Short-term investments
Corporate debt securities	10,596	—	(105)	10,491
State and municipal bonds and notes	5,404	—	(17)	5,387
United States government agency notes	2,000	—	(7)	1,993

Total short-term investments	18,000	—	(129)	17,871

Total cash, cash equivalents, short-term and long-term investments	$51,436	$—	$(129)	$51,307

At December 31, 2006, gross unrealized losses on investments were all in loss positions for less than 12 months.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market values were determined for each individual security in the investment portfolio. Any declines in values were primarily related to changes in interest rates and are considered to be temporary in nature.

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$17,393	$15,652
Furniture and fixtures	1,126	1,126
Software	3,761	3,334
Leasehold improvements	2,718	2,718

Total	24,998	22,830
Less accumulated depreciation and amortization	(20,410)	(17,327)

Property and equipment, net	$4,588	$5,503

Depreciation and amortization expense was $3.1 million, $3.6 million, and $4.5 million for 2006, 2005, and 2004, respectively.

5.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years.

Goodwill and intangible assets were as follows (in thousands):

	December 31,
	2006	2005
Goodwill	$14,422	$14,422

Intangible assets
Purchased technology	$10,179	$10,179
Less accumulated amortization	(7,743)	(6,365)

Net purchased technology	2,436	3,814

Trade names	1,743	1,743
Less accumulated amortization	(912)	(516)

Net trade names	831	1,227

Other intangibles	2,170	2,170
Less accumulated amortization	(2,073)	(1,692)

Net other intangibles	97	478

Intangible assets, net	$3,364	$5,519

During the third quarter of 2005, the Company revised its estimate of the remaining useful life of one of the intangibles assets, which resulted in an accelerated amortization of $0.2 million.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense was $2.2 million, $2.5 million, and $1.9 million for 2006, 2005, and 2004, respectively and was recorded primarily in cost of revenues.

Estimated future intangible amortization expense, net of intangible assets of $539 thousand classified as assets held for sale related to the Net Nanny disposition (see Note 2) is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2007	1,503
2008	1,091
2009	231

Total	$2,825

6.    Other Accrued Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation and related expenses	$1,620	$1,487
Accrued distribution and partner costs	2,631	1,936
Accrued professional service fees	497	723
Customer refunds	93	47
Accrued equipment purchases	336	343
City business and personal property taxes payable	136	78
Other	311	216

Total	$5,624	$4,830

7.    Notes Payable

Future principal and interest payments under notes payable at December 31, 2006 are as follows (in thousands):

Year	Principal Payments	Interest Payments
2007	57	14
2008	63	9
2009	63	3

Total	$183	$26

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472 thousand to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2006, the balance of this note was $183 thousand.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The Company was in a net loss position in 2006, 2005, and 2004. The income tax provision for 2006, 2005, and 2004 relates to minimum state tax, federal alternative minimum tax (“AMT”) and revisions of prior years’ estimated taxes.

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax asset:
Net operating losses	$69,870	$66,229
Depreciation and amortization	6,159	6,798
Accruals and reserves	2,469	3,019
Compensation	498	498
SFAS 123R expense	925	—

Total deferred tax assets	79,921	76,544
Less: valuation allowance	(79,921)	(76,544)

Deferred tax asset, net	$—	$—

As of December 31, 2006, the Company has net operating loss (“NOL”) carryforwards of approximately $188.0 million and $100.0 million for federal and state purposes, respectively. The Company also has an AMT credit carryforward of approximately $100 thousand. The NOL carryforwards will expire at various dates beginning in 2006 through 2025, if not utilized. The AMT tax credit carryforward may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47.0 million and $24.0 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2006 and 2005 due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $3.4 million, $10.3 million, and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
Permanent differences	(2.8)	(2.8)	(6.4)
State taxes, including permanent differences	—	—	0.1
Change in valuation allowance	(17.0)	(31.3)	(21.6)
Expiration of net operating loss carryforwards	(14.0)	—	—
Other	(0.2)	0.1	(7.1)

Total	—%	—%	(1.0)%

9.    Commitments and Contingencies

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under this operating lease and minimum sublease rental income, at December 31, 2006 are as follows (in thousands):

	Operating Lease	Minimum Sublease Rental Income
Year
2007	4,684	892
2008	4,751	931
2009	4,412	846

Total	$13,847	$2,669

Rent expense under all operating leases for 2006, 2005, and 2004, amounted to $2.4 million, $3.9 million, and $4.0 million (net of sublease income of $0.8 million, $0.6 million, and $0.6 million), respectively. Rent expense is net of lease restructuring adjustments related to certain leased facilities. See Note 13 (Restructuring Charges). Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

The Company has outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.1 million at December 31, 2006. The SBLC contains two financial covenants. As of December 31, 2006, the Company was in compliance with all required covenants.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution network partners in connection with the sales of its products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. Further, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid, for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. A Case Management Conference was held on January 3, 2007. At the Conference, the Court stayed plaintiffs’ pending discovery requests and ordered additional briefing on two legal issues. A hearing on the issues is scheduled for April 13, 2007.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position and results of operations.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including us, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006 the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including us, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to us until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position and results of operations.

JV Funding

Pursuant to a settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company recognized a share of joint venture income of $165 thousand in the fourth quarter of 2006 due to the settlement of certain prior claims. The Company does not expect to incur significant additional expenses to shut down the joint venture. The Company expects to record income or loss from its share of the joint venture as it moves to finalize its wind-down activities in 2007.

10.    Stockholders’ Equity

In October 2005, the Company effected a one-for-five reverse stock split of the Company’s common stock.

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2006, no shares of preferred stock were issued or outstanding.

Chess Depositary Interests

On February 25, 2000, the Company completed the listing of approximately 90 million Chess Depositary Interests, or CDIs, on the Australian Stock Exchange, or ASX, under the trading symbol “LOK”. The Company completed the listing in order to enable investors that prefer to invest in ASX-listed companies to acquire an equity interest in LookSmart. All of the shares of LookSmart common stock exchangeable for the CDIs were offered by selling stockholders. The Company did not issue any new securities in connection with, or receive any proceeds from, the listing of the CDIs. In November 2004, the Company completed a 20 for 1 consolidation of the CDIs listed on the Australian Stock Exchange. A total of 282 million CDIs were exchanged for 14 million CDI’s as a result of the consolidation. At December 31, 2006, each CDI was freely exchangeable with shares of LookSmart common stock at the option of the holder at a ratio of 1:1. The number of CDIs outstanding as of December 31, 2006 was 1,457,696.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,624,158 and 4,157,611 shares of common stock for issuance under its stock option plans at December 31, 2006 and December 31, 2005, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

As of December 31, 2006, 2,741,036 options were outstanding and 1,883,122 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2006, a total of 480,000 shares of common stock were reserved for issuance under the ESPP. As of December 31, 2006, 424,701 shares have been issued under the ESPP and 55,299 shares remain available for issuance.

Share-Based Compensation

For 2005 and 2004, the Company accounted for employee stock options under APB 25 and related interpretations. Under APB 25, the Company recorded deferred compensation of $0 and $0.1 million, respectively, for stock option grants related to the options assumed in acquisitions. The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
	2005	2004
Amortization of deferred stock compensation	$38	$77
Stock compensation related to modified options	—	67
Stock compensation related to variable options	(38)	10

Total stock-based compensation	$—	$154

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005 and 2004, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to share-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net loss as reported	$(17,797)	$(9,638)
Add: Stock-based employee compensation (expense) benefit included in reported net loss, net of related tax effects	—	154
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(2,185)	(4,718)

Pro forma net loss	$(19,982)	$(14,202)

Net loss per share (basic and diluted):
As reported	$(0.78)	$(0.43)
Pro forma	$(0.88)	$(0.64)

For the years ended December 31, 2005 and 2004, the Company used the Black-Scholes option-pricing model to estimate the pro forma fair value of option grants and ESPP awards using the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Volatility	97%	70%
Risk-free interest rate	4.19%	3.43%
Expected term of stock options (years)	4.5	5.0
Expected term of ESPP awards (years)	0.5	—
Expected dividend yield	—	—

The weighted average fair value for options granted was $3.37 and $9.80 for 2005 and 2004, respectively. The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement.

The effect on net loss and net loss per share from the adoption of SFAS 123R for the year ended December 31, 2006 is as follows (in thousands):

Year Ended December 31, 2006
Share-based compensation expense by award type:
Employee stock options	$2,371
Employee stock purchase plan	46

Total share-based compensation	$2,417
Capitalized software	95

Effect on net loss	$(2,322)

Effect on basic and diluted net loss per common share:
Basic and diluted	$(0.10)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS 123R did not have a material impact on income tax expense or cash flows.

Share-based compensation expense recorded during the year ended December 31, 2006 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

Year Ended December 31, 2006
Cost of revenues	$13
Sales and marketing	266
Product development	607
General and administrative	1,436

Total share-based compensation, net of capitalized software	$2,322

For the year ended December 31, 2006, the Company recorded stock based compensation of approximately $2.4 million. Of that amount, approximately $95 thousand was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

For the year ended December 31, 2006, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2006
Employee stock options:
Volatility	80.6%
Risk-free interest rate	4.6%
Expected term (years)	3.6
Expected dividend yield	—
Annual forfeiture rate	10.3%
Employee stock purchase plan:
Volatility	58.0%
Risk-free interest rate	4.90%
Expected term (years)	0.7
Expected dividend yield	—
Annual forfeiture rate	—

Volatility: The volatility factor was based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options and ESPP awards.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average grant-date fair value of options granted in the year ended December 31, 2006 was $2.83.

The aggregate intrinsic value of options exercised for the year ended December 31, 2006 was approximately $35 thousand. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation cost was approximately $7.7 million as of December 31, 2006, and the weighted average period over which it is expected to be recognized is 3 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2003	3,446	$10.00
Granted	922	$9.85
Exercised	(750)	$5.85
Cancelled	(1,653)	$11.70

Balance at December 31, 2004	1,965	$10.15
Granted	932	$3.81
Exercised	(27)	$3.45
Cancelled	(1,046)	$9.42

Balance at December 31, 2005	1,824	$7.31
Granted	1,703	$4.39
Exercised	(33)	$3.49
Cancelled	(753)	$6.24

Balance at December 31, 2006	2,741	$5.84

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006 (in thousands, except per share data):

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.25–$ 4.60	872	8.90	$3.47	$869	414	$3.42	$431
$ 4.61–$ 4.61	897	9.18	$4.61		282	$4.61
$ 4.69–$10.40	696	7.85	$7.40		384	$7.72
$10.55–$85.31	276	6.88	$13.40		222	$13.63

$ 1.25–$85.31	2,741	8.52	$5.84		1,302	$6.69

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2006 ($4.46), which would have been received by option holders had all option holders exercised their options on that date.

As of December 31, 2006 and 2005, there were 1,302,216 and 763,079 options exercisable, respectively.

11.    Other Equity

Other equity consists of the following (in thousands):

	December 31,
	2006	2005	2004
Unearned stock-based compensation	$—	$—	$(38)
Unrealized gain (loss) on securities, net	2	(129)	(82)
Translation adjustments	515	515	515

Total other equity	$517	$386	$395

12.    Net Income (Loss) per Share

In accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator—Basic and diluted:
Net loss from continuing operations	$(13,633)	$(17,907)	$(11,043)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic net income (loss) per share	22,822	22,765	22,266

Net loss from continuing operations per share:
Basic	$(0.60)	$(0.79)	$(0.49)
Diluted	$(0.60)	$(0.79)	$(0.49)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and warrants to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities which include potential common stock relating to stock options for the years ended December 31, 2006, 2005 and 2004 were 26,371, 68,181 and 310,173, respectively.

For the years ended December 31, 2006, 2005, and 2004, 2,104,288, 1,274,104 and 958,792, respectively, of potential common stock related to outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share as their respective exercise prices were more than the average market value for the respective periods.

13.    Restructuring Charges

Employee Severance Costs

In November 2003, the Company implemented a restructuring plan to eliminate 77 positions in the United States due to the loss of the ongoing arrangement with Microsoft. The severance charges associated with the reduction in force were $0.8 million in 2003.

In the first and the second quarters of 2004, the Company eliminated an additional 43 positions in the United States, which included a reduction in its sales force of 11 positions, a reduction in its general and administrative departments of five positions, a reduction in its product development department of 14 positions and a reduction in its editorial team of 13 positions. This reduction resulted in $1.0 million restructuring charges recognized in 2004, which are included in operating expenses on the Consolidated Statements of Operations. All severance costs were paid by December 31, 2004. No restructuring charges related to employee severance costs were incurred in 2005 and 2006.

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

In 2006, the Company recorded a restructuring benefit of approximately $290 thousand related to the extension of sublease arrangements for portions of our unused space.

As of December 31, 2006, the lease restructuring liability was $3.8 million. Of this amount, $1.3 million was included in current portion of long-term liabilities and $2.5 million was included in other long-term liabilities on the Consolidated Balance Sheets.

The following table sets forth restructuring activity during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Balance at December 31, 2003	977	3,326	4,303
Adjustments	76	—	76
Additional restructuring costs	1,061	3,191	4,252
Reclassification of deferred rent	—	185	185
Amortization of lease restructuring costs	—	(1,040)	(1,040)
Cash payments	(2,114)	—	(2,114)

Balance at December 31, 2004	—	5,662	5,662
Additional restructuring costs	—	1,024	1,024
Amortization of lease restructuring costs	—	(1,288)	(1,288)

Balance at December 31, 2005	$—	$5,398	$5,398
Additional restructuring costs (benefits)	—	(290)	(290)
Amortization of lease restructuring costs	—	(1,250)	(1,250)

Balance at December 31, 2006	$—	$3,858	$3,858

14.    Related Party Transactions

The Company has a related-party investment in the BT LookSmart joint venture, which both the Company and British Telecommunications agreed to dissolve in December 2002. The remaining investment balance is $0.4 million at December 31, 2006 and $0.3 million at December 31, 2005, which reflects the current estimated value upon final liquidation of the joint venture. The Company recognized income (loss) from its share of the joint venture relating to the wind-down activities of the entity.

15.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.2 million, $0.3 million, and $0.6 million for 2006, 2005, and 2004, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Discontinued Operations

In January 2004, the Company agreed to sell certain of the assets of its Australian subsidiary and related intellectual property rights to a subsidiary of Telstra Corporation Limited for approximately $0.7 million. In March 2004, the Company agreed to sell certain of the assets of its Japanese subsidiary and related intellectual property rights to Value Commerce for approximately $0.7 million. In March 2004, the Company agreed to sell certain assets of its United Kingdom subsidiary and related intellectual property rights to Crystal for approximately $0.1 million. The gain on disposal of the operations in 2004 of $1.0 million is shown net of $0.4 million for transitional expenses.

In 2005, the Company recognized an additional gain of $0.1 million related to additional disposal activities and an increased tax benefit.

In August 2006, the Company liquidated its German subsidiary and incurred a loss of $31 thousand on the liquidation of this subsidiary.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue	$—	$—	$6,036

Pretax net income (loss) (excluding gain on disposal)	—	—	407
Tax impact	—	67	(25)
Gain (loss) on disposal	(33)	43	1,023

Net gain (loss) from discontinued operations	$(33)	$110	$1,405

As the Company finalizes the liquidation process of its Australian subsidiary, it expects to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also expects to record additional amounts relating to the finalization of the liquidation of various foreign operations in 2007. The Company expects to finalize the dissolution of these entities during 2007.

Net assets related to the discontinued operations are included in current assets and were approximately $163 thousand and $199 thousand as of December 31, 2006 and 2005, respectively.

17.    Subsequent Events

In December 2006, the Company entered into a letter of intent to sell the assets and liabilities of the Net Nanny product. These assets met the definition of “assets held for sale” in accordance with the provision of SFAS 144. See Note 2 for further disclosure. The Company will record a loss on the closing of the transaction on January 22, 2007 of approximately $248 thousand. The sale proceeds are comprised of contingent purchase consideration of up to $3.5 million, which may be realized at future dates based on the amount of revenue of the buyer; however, the letter of intent does not specify any minimum consideration to be received by the Company.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2006. This data has been derived from the unaudited interim financial statements prepared on the same basis as the audited Consolidated Financial Statements contained in this Annual Report and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

The table below presents quarterly data for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Fourth Quarter*	Third Quarter*	Second Quarter*	First Quarter*
2006
Revenues	$14,850	$12,150	$11,130	$10,543
Gross profit	$6,268	$4,582	$3,879	$3,455
Loss from operations	$(1,561)	$(4,330)	$(4,881)	$(4,997)
Loss from continuing operations	$(886)	$(3,829)	$(4,399)	$(4,519)
Gain (loss) from discontinued operations, net of tax	$(2)	$(31)	$—	$—
Net loss	$(888)	$(3,860)	$(4,399)	$(4,519)
Basic net loss per share	$(0.04)	$(0.17)	$(0.19)	$(0.20)
Diluted net loss per share	$(0.04)	$(0.17)	$(0.19)	$(0.20)

2005
Revenues	$9,968	$9,165	$10,225	$12,001
Gross profit	$3,362	$3,062	$3,605	$3,709
Loss from operations	$(4,252)	$(4,944)	$(5,859)	$(4,898)
Loss from continuing operations	$(3,772)	$(4,269)	$(5,444)	$(4,422)
Gain from discontinued operations, net of tax	$—	$—	$28	$82
Net income (loss)	$(3,772)	$(4,269)	$(5,416)	$(4,340)
Basic net income (loss) per share	$(0.16)	$(0.19)	$(0.24)	$(0.19)
Diluted net income (loss) per share	$(0.16)	$(0.19)	$(0.24)	$(0.19)

*	Adjusted for the effects of a one-for-five reverse split of the Company’s common stock effective October 26, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During 2006, we remedied significant deficiencies identified during the general evaluation of internal controls and the 2005 close process. During the course of the general evaluation of internal controls and the 2006 close process, there were six significant deficiencies identified in the design and operation of our internal controls. We have addressed and are now in the process of remediating these deficiencies.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Please see the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting under Item 8 of this Form 10-K, which report is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

On February 8, 2007, the Company renewed its AdCenter for Publishers licensing agreement with IAC Search & Media (“IAC”) through December 31, 2009. Under the Agreement, IAC uses the Company’s AdCenter for Publishers product as a component of its Ask.com sponsored listings advertising program that allows advertisers to purchase, manage and optimize pay per click advertising campaigns on the Ask.com network. The Agreement allows IAC to continue to license the Company’s AdCenter for Publishers product through the end of 2009.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2007 annual meeting of stockholders (the “2007 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

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

LOOKSMART, LTD. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	1,927	—	1,430	497
Allowance for returns	577	—	(388)	965
Deferred tax valuation allowance	63,841	2,432	—	66,273

Total	66,345	2,432	1,042	67,735

Year ended December 31, 2005:
Allowance for doubtful accounts	497	100	357	240
Allowance for returns	965	(18)	933	14
Deferred tax valuation allowance	66,273	10,271	—	76,544

Total	67,735	10,353	1,290	76,798

Year ended December 31, 2006
Allowance for doubtful accounts	240	296	213	323
Allowance for returns	14	106	106	14
Deferred tax valuation allowance	76,544	3,377	—	79,921

Total	$76,798	$3,779	$319	$80,258

(b)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 16, 2007:

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

Signature	Title	Date

/s/ DAVID B. HILLS David B. Hills	Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ JOHN SIMONELLI John Simonelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ EDWARD WEST Edward West	Chair of the Board	March 16, 2007

/s/ TERESA DIAL Teresa Dial	Director	March 16, 2007

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 16, 2007

/s/ MARK SANDERS Mark Sanders	Director	March 16, 2007

/s/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q file with the SEC on May 10, 2006).

4.4	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36‡*	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007.

Exhibit Number	Description of Document
10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.42	Discretionary cash bonus awarded to the Company’s CFO (Described in the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2007).

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Document
24.1	Power of Attorney (please see the signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.