Form 10-Q
period 2007-03-31
LOOKSMART LTD
filed 2007-05-10
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 7, 2007, there were 22,896,861 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,166	$32,901
Short-term investments	12,481	7,257

Total cash, cash equivalents and short-term investments	38,647	40,158
Trade accounts receivable, net of allowance for doubtful accounts of $314 and $323 at March 31, 2007 and December 31, 2006, respectively, and allowance for returns of $30 and $14 at March 31, 2007 and December 31, 2006, respectively	4,461	4,639
Prepaid expenses	546	516
Other current assets	1,065	339

Total current assets	44,719	45,652
Long-term investments	—	998
Property and equipment, net	4,246	4,588
Capitalized software and other assets, net	3,605	3,533
Intangible assets, net	2,397	3,364
Goodwill	14,422	14,422

Total assets	$69,389	$72,557

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,097	$2,576
Accrued expenses and other current liabilities	5,881	5,624
Deferred revenue and customer deposits	1,745	2,541
Current portion of lease restructuring and long-term liabilities	1,397	1,391

Total current liabilities	12,120	12,132
Lease restructuring and other long-term liabilities, net of current portion	2,533	2,876

Total liabilities	14,653	15,008

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at March 31, 2007 and December 31, 2006; Issued and Outstanding: none at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; Authorized: 200,000 at March 31, 2007 and December 31, 2006; Issued and Outstanding: 22,891 at March 31, 2007 and 22,974 at December 31, 2006, respectively	23	23
Additional paid-in capital	275,090	274,484
Other equity	524	517
Accumulated deficit	(220,901)	(217,475)

Total stockholders’ equity	54,736	57,549

Total liabilities and stockholders’ equity	$69,389	$72,557

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$13,225	$10,543
Cost of revenue	7,653	7,088

Gross profit	5,572	3,455
Operating expenses:
Sales and marketing	2,128	1,742
Product development	4,172	4,282
General and administrative	3,009	2,428

Total operating expenses	9,309	8,452
Other operating income (loss), net	(198)	—

Loss from operations	(3,935)	(4,997)
Non-operating income, net	515	489

Loss before income taxes	(3,420)	(4,508)
Income tax expense	(6)	(11)

Net loss	(3,426)	(4,519)

Basic and diluted net loss per common share:	$(0.15)	$(0.20)
Weighted average shares outstanding used in per share calculation	22,885	22,804

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,426)	$(4,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,355	1,778
Stock based compensation	494	295
Loss from sale of assets and other non-cash charges, net	233	43
Changes in operating assets and liabilities:
Trade accounts receivable, net	178	(454)
Prepaid expenses	(30)	(160)
Other assets	(754)	(111)
Trade accounts payable	521	68
Accrued expenses and other current liabilities	257	(271)
Other longer term liabilities	(321)	(383)
Deferred revenue and customer deposits	(474)	(239)

Net cash used in operating activities	(1,967)	(3,953)

Cash flows from investing activities:
Purchase of investments	(8,319)	(1,996)
Proceeds from sale and maturity of investments	4,113	4,041
Payments for property, equipment and capitalized software development	(643)	(1,434)

Net cash provided by (used in) investing activities	(4,849)	611

Cash flows from financing activities:
Repayment of notes	(13)	(14)
Proceeds from issuance of common stock	94	26

Net cash provided by financing activities	81	12

Decrease in cash and cash equivalents	(6,735)	(3,330)
Cash and cash equivalents, beginning of period	32,901	33,436

Cash and cash equivalents, end of period	$26,166	$30,106

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search advertising and banners via a monitored ad distribution network; a customizable set of private-label solutions for publishers, and consumer websites and web tools.

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2007 and for the three months ended March 31, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of March 31, 2007 and for the three months ended March 31, 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of March 31, 2007 and December 31, 2006, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

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

As of March 31, 2007, one customer accounted for 14% of accounts receivable. As of December 31, 2006, one customer accounted for 22% of accounts receivable.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the period ended March 31, 2007, four vendors each accounted for over 10% of total traffic acquisition costs, with the top three vendors accounting for a total of 38% of the total traffic acquisition costs. For the period ended March 31, 2006, three vendors each accounted for more than 10% of the total traffic acquisition costs, with these three vendors accounting for a total of 48% of the total traffic acquisition costs.

Revenue Concentrations

One customer represented 13% of total revenue for the three months ended March 31, 2007. For the three months ended March 31, 2006 another customer represented 12% of total revenue.

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

Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was approximately $0.5 million and $0.3 million, respectively, which was related to stock options and employee stock purchases.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is set at the beginning of each fiscal year, based on historical rates, and reviewed on an annual basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the first quarter of fiscal 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under the provisions of SFAS 123R, the Company continues its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFASR-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Unaudited Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R-3.

Recently Issued Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007 (See Note 5 for additional information).

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently reviewing the provisions of SFAS 159 to determine the impact for the Company.

2. DISPOSITIONS

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch. The Company recorded $248 thousand loss on the sale of Net Nanny in the first quarter of 2007, which is offset by $50 thousand income from the revenue sharing agreement with Content Watch. The sale proceeds are comprised of contingent purchase consideration of up to $3.5 million, which may be realized at future dates based on the amount of revenue of the buyer. As a result of the sale the following assets and liabilities were removed from the Company’s books:

Other current assets	30
Intangible assets	1,450
Accumulated amortization	(910)
Deferred revenue and customer deposits	(322)

Loss on the sale of Net Nanny	248

3. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$9,669	$10,179
Less accumulated amortization	(7,712)	(7,743)

Net purchased technology	1,957	2,436

Trade names	1,063	1,743
Less accumulated amortization	(678)	(912)

Net trade names	385	831

Other intangibles	1,910	2,170
Less accumulated amortization	(1,855)	(2,073)

Net other intangibles	55	97

Intangible assets, net	$2,397	$3,364

Intangible asset amortization expense was $0.4 million for the three months ended March 31, 2007, and $0.6 million for the three months ended 2006, and was recorded primarily in product development expense.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued compensation and related expenses	$1,344	$1,620
Accrued distribution and partner costs	2,350	2,631
Accrued professional services	1,385	497
Customer refunds	242	93
Accrued equipment purchases	137	336
City business and personal property tax payable	116	136
Other	307	311

Total accrued liabilities	$5,881	$5,624

5. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48 or during the current period.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2003. Certain foreign jurisdictions remain open to examination by the major taxing jurisdictions for the tax years 2000 through 2006.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the quarter.

6. RESTRUCTURING CHARGES

During 2003, the Company vacated portions of its leased headquarter facilities, and incurred lease restructuring costs related to closing these facilities. These costs are classified as restructuring charges on the Unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses.

As of March 31, 2007 and December 31, 2006, the lease restructuring liability was $3.6 million and $3.8 million, respectively. Of this amount, $1.4 million and $1.4 million were included in current portion of long-term liabilities as of March 31, 2007 and December 31, 2006, respectively. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2007 as it has sublet most of its unused space.

The following table sets forth restructuring activity during the period ended March 31, 2007 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2006	$3,858
Amounts paid and charged against the liability	(260)

Balance at March 31, 2007	$3,598

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all operating leases and minimum sublease rental income, at March 31, 2007 are as follows (in thousands):

Period	Operating Leases	Minimum Sublease Rental Income
Nine months ending December 31, 2007	$3,514	$675
Fiscal years ending December 31:
2008	4,751	931
2009	4,412	866

Total	$12,677	$2,472

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.1 million at March 31, 2007. The SBLC contains two financial covenants. As of March 31, 2007, the Company was in compliance with all required covenants.

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

Legal Proceedings

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement, both motions were denied. A further case management conference was scheduled for June 5, 2007. Responses to any discovery served prior to the June 5 case management conference are stayed until further notice.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. Plaintiffs’ counsel have stipulated to extend the stay as to LookSmart. In April 2007, the Plaintiffs and the Company came to an agreement in principle to settle the matter in its entirety. The precise terms of the agreement, including the amount and form of any payments to the Class, have not yet been agreed to. Any eventual settlement with plaintiffs will be subject to court approval. See subsequent events footnote disclosure (Note 12).

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

8. SHARE-BASED COMPENSATION

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 4,596,281 and 4,148,990 shares of common stock for issuance under its stock option plans at March 31, 2007 and 2006, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock purchase rights to employees, directors and consultants.

As of March 31, 2007, 3,462,583 options were outstanding and 1,133,698 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At March 31, 2007, a total of 480,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of March 31, 2007, 424,701 shares have been issued under the ESPP Plan and 55,299 shares remain available for issuance. The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three months ended March 31, 2007 and 2006, the Company recorded stock based compensation of approximately $0.5 million and $0.3 million, respectively. Of these amounts, approximately $18 thousand and $10 thousand, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average grant-date fair value of options granted in the three months ended March 31, 2007 and 2006 was $2.49 and $2.99, respectively.

The aggregate intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was approximately $44 thousand and $15 thousand, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $10.9 million as of March 31, 2007, and the weighted average period over which it is expected to be recognized is 4.1 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	2,741	$5.84
Granted	910	4.32
Exercised	(28)	3.42
Expire/forfeited	(160)	5.05

Balance at March 31, 2007	3,463	$5.50

The following table summarizes information about stock options outstanding at March 31, 2007:

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 03/31/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 03/31/07	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.25	$4.31	727,350	8.76	$3.30	$417,866	364,957	$3.25	$217,912
$4.32	$4.33	787,405	9.94	$4.32		16,382	$4.33
$4.36	$14.00	1,868,124	8.26	$6.36		889,461	$7.22
$14.31	$85.31	79,704	5.99	$16.86		78,493	$16.90

$1.25	$85.31	3,462,583	8.69	$5.50		1,349,293	$6.68

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2007 ($3.83), which would have been received by option holders had all option holders exercised their options on that date.

As of March 31, 2006, there were 2,907,051 options outstanding and 737,041 options exercisable.

9. DISCONTINUED OPERATIONS

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

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,426)	$(4,519)
Other comprehensive loss:
Change in unrealized gain on securities, net	8	31

Comprehensive loss	$(3,418)	$(4,488)

11. RELATED PARTY TRANSACTIONS

The Company has a related party investment in the BT LookSmart joint venture, which both the Company and British Telecommunications agreed to dissolve in December 2002. The remaining investment balance is $0.4 million at March 31, 2007, which reflects the current estimated value upon final liquidation of the joint venture.

12. SUBSEQUENT EVENTS

On April 6, 2007, the Company entered into a master lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on January 30, 2008 and is available for leases with rental terms from 36 to 48 months.

As described in Note 7- Commitments and Contingencies, the Company is engaged in Litigation with Lane’s Gifts and Collections, L.L.C. In April 2007, the Plaintiffs and the Company came to an agreement in Principle to settle the matter in its entirety. The Company has recorded an estimate of the amount of the loss on settlement which management has determined is probable and estimable during the quarter ended March 31, 2007. This estimate may change as a result of the final settlement arrangement. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery offset each other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to preserve our expertise in online advertising, consumer website and social bookmarking product development, the possibility that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow sources of revenue other than our listings revenue, we may be unable to increase growth in our owned-and- operated sites, we may be unable to license compelling content at reasonable costs, we may be unable to attain or maintain customer acceptance of our publisher services products, changes in the distribution network composition may lead to decreases in traffic volumes, we may be unable to improve our match rate, average revenue per click, conversion rate or other advertiser metrics, we may be unable to achieve operating profitability, we may be unable to attract and retain key personnel, we may have unexpected increases in costs and expenses, and the other risks described below in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

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

LookSmart’s publisher solutions consist of a hosted, white labeled AdCenter to help monetize website traffic and foster small and large advertiser relationships and Furl for Publishers, a social bookmarking tool to increase site traffic.

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

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter for Publishers. These arrangements include multiple elements primarily revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application, as well as upfront fees, and license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

RESULTS OF OPERATIONS

Overview of the Three Months Ended March 31, 2007

During the three months ended March 31, 2007 we continued to focus on the following primary operating priorities:

•

Growing our ad network. Total paid clicks for the first quarter of 2007 were 94 million compared to 74 million in the first quarter of 2006, an increase of 27%. In the first quarter of 2007, our average revenue per click (“RPC”) was $0.11 per click, compared to $0.12 per click for the first quarter of 2006. We continue to drive growth in paid clicks through our ad sales efforts and through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers. We continue to focus on improving our private-labeled AdCenter for Publishers, and providing a tailored version of our Furl online book marking system for publishers. An upcoming release of LookSmart contextual, as well as a recent release of a solution for publishers’ unsold ad inventory known as “Platform Backfill” are both part of our improvement of the private-labeled AdCenter for Publishers.

•

Focusing on developing a consumer audience. We leveraged our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. We focused on aggregating these, and newly developed products, to provide a compelling user experience on the web to allow users to find, save and share articles and other web content and links to them.

Revenues

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Revenues	$13,225	25%	$10,543

Online advertising revenues are derived from Advertiser Solutions, Publisher Solutions, and Consumer Sites. Online advertising revenues increased in the first quarter of 2007 by approximately $2.7 million, primarily as a result of increased volume of total paid clicks, 94 million for the first quarter of 2007, as compared to 74 million for the first quarter of 2006. During the first quarter of 2007, RPC was $0.11 per click, compared to $0.12 per click for the first quarter of 2006. Growth in page views and page view yield for FindArticles also contributed to an increase in online advertising revenues.

Revenues for the fiscal year 2007 are expected to increase 20% to 25% compared to 2006 as a result of revenue growth across all three revenue sources.

Cost of Revenues

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Traffic acquisition costs	$6,332	14%	$5,550
Percentage of advertiser solutions revenues	59%		66%
Content costs	449	23%	366
Other costs	872	(26)%	1,172

Total cost of revenues	$7,653	8%	$7,088

Percentage of total revenues	58%		67%

For the three months ended March 31, 2007 and 2006, approximately $0 and $1 thousand, respectively, of share-based compensation was included in cost of revenues.

Gross margin of 42% in the first quarter of 2007 was higher than gross margin of 33% in the first quarter of 2006. Traffic acquisition costs, the costs paid to our distribution network partners, increased in the first quarter of 2007 compared to the first quarter of 2006, due to an increase in online advertising revenue.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites, primarily FindArticles. Content costs increased in the first quarter of 2007 as compared to the first quarter of 2006, due to higher content costs in the first quarter of 2007 caused by the overall traffic increase on the Company’s consumer sites.

Other costs of revenue consist of connectivity costs, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a reduction in bank and credit card fees, as well as a continuous, slight decline in connectivity costs resulting from cost efficiency efforts.

We expect gross margin to remain at approximately 42% to 44% throughout the rest of 2007 as improvements in revenue mix are expected to be offset by slightly higher traffic acquisition cost levels throughout the rest of 2007.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges and share-based compensation.

Sales and Marketing

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Sales and marketing	$2,128	22%	$1,742
Percentage of total revenues	16%		17%

For the three months ended March 31, 2007 and 2006, approximately $30 thousand and $26 thousand, respectively, of share-based compensation was included in sales and marketing costs.

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration, customer service staff and marketing personnel, overhead, facilities, allocation of depreciation and the provision for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition efforts.

Sales and marketing expenses in the first quarter of 2007 increased compared to the first quarter of 2006 primarily due to higher online promotional and marketing expenses of approximately $0.4 million and labor costs of approximately $0.1 million. This is partially offset by a decrease in temporary help of approximately $35 thousand, a decrease in bad debt expense of approximately $65 thousand and a decrease in other expenses of approximately $75 thousand.

Sales and marketing expenses are expected to slightly increase for the rest of 2007 as we support ongoing revenue growth.

Product Development

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Capitalized software development costs	$(328)	(50)%	$(658)
Other product development costs	4,500	(9)%	4,940

Total product development costs	$4,172	(3)%	$4,282

Percentage of total revenues	32%		41%

For the three months ended March 31, 2007 and 2006, approximately $145 thousand and $70 thousand, respectively of share-based compensation was included in product development costs.

Product development costs include all costs related to the development and enhancement of our core technology products such as the Ad Center for Publishers, Furl.net and FindArticles.com. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the first quarter of 2007 compared to the first quarter of 2006 was primarily related to a decrease in new product development as the development of the updated Ad Center platform was a primary focus in the first quarter of 2006.

The decrease in other product development expenses in the first quarter of 2007 compared to the first quarter of 2006 relates to the decrease in labor costs, decrease in temporary staffing costs, as well as a decrease in depreciation and amortization due to end of life for certain fixed assets.

Both capitalized software development costs and other product development costs are expected to increase slightly for the remainder of 2007 as we continue with product enhancements to drive revenue.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
General and administrative	$3,009	24%	$2,428
Percentage of total revenues	23%		23%

For the three months ended March 31, 2007 and 2006, approximately $319 thousand and $198 thousand, respectively, of share-based compensation was included in general and administrative costs.

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional services fees.

The increase in general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006 was driven by an approximate $0.4 million increase in labor costs due to various staffing requirements, increased bonus accrual and recruiting costs for recent management and board hires, as well as approximately $0.1 million increase in audit fees. Other causes for the increase in general and administrative expenses included professional and legal costs related to our planned delisting from the Australian Stock Exchange and the liquidation activities of our foreign subsidiaries and the joint venture.

While general and administrative expenses are expected to remain at a higher level during the second quarter of 2007, we expect these expenses to decrease to a more normalized level during the second half of the year as compared with the first quarter of 2007.

Other Operating Income

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Other operating income (loss), net	$(198)	(100)%	$—

Other operating income (loss) consists of $248 thousand loss on the sale of Net Nanny to Content Watch in the first quarter of 2007 offset by the contingent purchase consideration earned from revenue sharing under the sale agreement with Content Watch of $50 thousand from the date of sale through March 31, 2007.

Non-Operating Income, net

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Non-operating income, net	$515	5%	$489

Non-operating income, net is primarily comprised of interest income.

Interest income increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher interest rates in the first quarter of 2007.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2007	Change	2006
Income tax expense	$(6)	(45)%	$(11)

As discussed in the New Accounting Pronouncements disclosure included in this MD&A, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 or during the current period.

The effective tax rate in upcoming quarters and for the year ending December 31, 2007 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2007, and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities	$(1,967)	$(3,953)
Cash flows provided by (used in) investing activities	$(4,849)	$611
Cash flows provided by financing activities	$81	$12

Our primary source of cash is receipts from revenue. The primary uses of cash are labor costs (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with our consumer sites, and professional services fees related to legal and audit costs. We ended the first quarter of 2007 with $38.6 million in cash, cash equivalents, and short and long-term investments, a decrease of $2.5 million from December 31, 2006 of $41.2 million.

The decrease in cash used in operating activities for the first three months of 2007 compared to the first three months of 2006 was primarily due to a decrease in net loss of approximately $1.1 million, an increase of approximately $0.6 million in cash collected from accounts receivable, an increase of approximately $0.5 million in cash paid for accounts payable, as well as a decrease in depreciation and amortization of approximately $0.4 million.

Net cash used in investing activities for the first three months of 2007 was higher than net cash used in investing activities for the three months of 2006. We purchased approximately $6.3 million more investments during the first quarter of 2007. Additionally, we invested approximately $0.8 million less in property, equipment and capitalized software development during the first three months of 2007 compared to the same period in 2006.

Net cash provided by financing activities during the first three months of 2007 was higher than the same period of 2006 primarily due to approximately $68 thousand more in proceeds for the issuance of common stock related to our employee stock plans.

We have outstanding standby letters of credit (“SBLC”) of $1.1 million at March 31, 2007 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of March 31, 2007, we were in compliance with all required covenants.

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

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2006, we believe that there have been no significant changes in contractual obligations or commercial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and long-term investments. We had no derivative financial instruments as of March 31, 2007 or December 31, 2006. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three months ended March 31, 2007, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and Form 10-Q, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls and the 2006 close process, there were six significant deficiencies identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies; however, our independent registered public accounting firm’s testing of the effectiveness of our remediation efforts has not been completed as of March 31, 2007.

(c) Limitations on the effectiveness of controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement, both motions were denied. A further case management conference was scheduled for June 5, 2007. Responses to any discovery served prior to the June 5 case management conference are stayed until further notice.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. Plaintiffs’ counsel have stipulated to extend the stay as to LookSmart. In April the Plaintiffs and the Company came to an agreement in principle to settle the matter in its entirety. The precise terms of the agreement, including the amount and form of any payments to the Class, have not yet been agreed to. Any eventual settlement with plaintiffs will be subject to court approval. See subsequent events footnote disclosure (Note 12 of the Unaudited Condensed Consolidated Financial Statements.)

Additionally, we are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

Other than certain updates to our risk factors, including our risk factors regarding our potential liability for claims related to our products and services, and accounting for employee stock options using the fair value method as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the three months ended March 31, 2007. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our two largest distribution network partners each accounting for approximately 11% and 10% of our revenue for the three months ended March 31, 2007. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers of satisfactory quality at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 8% of our revenue for the three months ended March 31, 2007. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $3.4 million for the three months ended March 31, 2007 and as of March 31, 2007 our accumulated deficit was approximately $220.9 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated consumer sites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the three months ended March 31, 2007, for example, our average revenue per click decreased compared to the three months ended March 31, 2006. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004, (which was sold in the first quarter of 2007) and from Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, two of our sales vice presidents joined us in April 2007. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to crawl the web and index web pages, create and edit listings, compile and distribute our search results, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our search results for distribution to particular distribution network partners,

•	substantial increases in the number of queries to our database,

•	substantial increases in the number of listings in our search databases, or

•	the addition of new products or new features or changes to our products.

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

Risks Related to Accounting Matters

Accounting for employee stock options using the fair value method could significantly reduce (increase) our GAAP net income (loss)

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid loss

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

•

the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of May 7, 2007, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.4 million shares of common stock), which may be more likely to occur leading up to and after we cease our listing on the Australian Stock Exchange for the trading of CDIs or

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

The Company entered into an employment offer letter with Jonathan Ewert effective as of March 22, 2007, providing for Mr. Ewert to be appointed Vice President, East Coast starting on April 2, 2007. Mr. Ewert’s employment is subject to the terms and conditions set forth in the offer letter which is filed herewith as Exhibit 10.43. The Company entered into an employment offer letter with Ari Kaufman effective as of March 23, 2007, providing for Mr. Kaufman to be appointed Vice President, Publisher Sales starting on April 30, 2007. Mr. Kaufman’s employment is subject to the terms and conditions set forth in the offer letter which is filed herewith as Exhibit 10.44.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.
By:	/s/ JOHN SIMONELLI

John Simonelli, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).
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

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.33*	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005.

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36‡	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.42	Amendment to the Prioritized Listings Syndication Agreement between the Registrant and Interchange Corporation dated as of June 30, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004).

10.43*	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007.

10.44*	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007.

10.56	Employment offer letter between the Registrant and its Senior Vice President, Business Development dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

10.63	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

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