Form 10-Q
period 2007-06-30
LOOKSMART LTD
filed 2007-08-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 7, 2007, there were 22,912,800 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,703	$32,901
Short-term investments	14,549	7,257

Total cash, cash equivalents and short-term investments	38,252	40,158
Trade accounts receivable, net of allowance for doubtful accounts of $339 and $323 at June 30, 2007 and December 31, 2006, respectively, and allowance for returns of $40 and $14 at June 30, 2007 and December 31, 2006, respectively	5,612	4,639
Prepaid expenses	459	516
Other current assets	1,068	339

Total current assets	45,391	45,652
Long-term investments	—	998
Property and equipment, net	3,863	4,588
Capitalized software and other assets, net	3,870	3,533
Intangible assets, net	1,969	3,364
Goodwill	14,422	14,422

Total assets	$69,515	$72,557

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,916	$2,576
Accrued expenses and other current liabilities	6,560	5,624
Deferred revenue and customer deposits	1,858	2,541
Current portion of lease restructuring and other long-term liabilities	1,373	1,391

Total current liabilities	13,707	12,132
Lease restructuring and other long-term liabilities, net of current portion	2,438	2,876

Total liabilities	16,145	15,008

Commitments and contingencies (Note 9):
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at June 30, 2007 and December 31, 2006; Issued and Outstanding: none at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; Authorized: 200,000 at June 30, 2007 and December 31, 2006; Issued and Outstanding: 22,912 at June 30, 2007 and 22,974 at December 31, 2006, respectively	23	23
Additional paid-in capital	275,800	274,484
Other equity	515	517
Accumulated deficit	(222,968)	(217,475)

Total stockholders’ equity	53,370	57,549

Total liabilities and stockholders’ equity	$69,515	$72,557

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$14,624	$11,130	$27,850	$21,673
Cost of revenue	8,181	7,251	15,835	14,339

Gross profit	6,443	3,879	12,015	7,334
Operating expenses:
Sales and marketing	2,223	2,096	4,351	3,839
Product development	3,889	4,094	8,062	8,377
General and administrative	2,929	2,570	5,937	4,997

Total operating expenses	9,041	8,760	18,350	17,213
Other operating income (loss), net	74	—	(123)	—

Loss from operations	(2,524)	(4,881)	(6,458)	(9,879)
Non-operating income, net	518	482	1,033	961

Loss from continuing operations before income taxes	(2,006)	(4,399)	(5,425)	(8,918)
Income tax expense	—	—	(6)	—

Loss from continuing operations	(2,006)	(4,399)	(5,431)	(8,918)
Loss from discontinued operations, net of tax	(62)	—	(62)	—

Net loss	$(2,068)	$(4,399)	$(5,493)	$(8,918)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.09)	$(0.19)	$(0.24)	$(0.39)
Gain (loss) from discontinued operations, net of tax	—	—	—	—

Net loss	$(0.09)	$(0.19)	$(0.24)	$(0.39)

Weighted average shares outstanding used in per share calculation	22,900	22,815	22,893	22,810

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,493)	$(8,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of joint venture (income) loss	(22)	—
Depreciation and amortization	2,613	3,437
Share-based compensation	1,105	1,020
Loss from sale of assets and other non-cash charges, net	251	82
Changes in operating assets and liabilities:
Trade accounts receivable, net	(972)	(554)
Prepaid expenses	57	(77)
Other assets	(762)	(216)
Trade accounts payable	1,166	201
Accrued expenses and other current liabilities	957	(23)
Other long term liabilities	(427)	(767)
Deferred revenue and customer deposits	(361)	(109)

Net cash used in operating activities	$(1,888)	$(5,924)

Cash flows from investing activities:
Purchase of investments	(16,646)	(1,996)
Proceeds from sale and maturity of investments	10,347	6,410
Payments for property, equipment and capitalized software development	(1,332)	(2,276)

Net cash provided by (used in) investing activities:	$(7,631)	$2,138

Cash flows from financing activities:
Repayment of notes	(28)	(26)
Principal payments under capital lease obligations	(21)	—
Proceeds from the sale and lease back of equipment	211	—
Proceeds from issuance of common stock	159	84

Net cash provided by financing activities	$321	$58

Decrease in cash and cash equivalents	(9,198)	(3,728)
Cash and cash equivalents, beginning of period	32,901	33,436

Cash and cash equivalents, end of period	$23,703	$29,708

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

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2007 and for the three and six months ended June 30, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of June 30, 2007 and for the three and six months ended June 30, 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of June 30, 2007 and December 31, 2006, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Concentrations

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

As of June 30, 2007, one customer accounted for 29% and another customer accounted for 17% of accounts receivable. As of December 31, 2006, one customer accounted for 22% of accounts receivable.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the period ended June 30, 2007, two vendors each accounted for over 10% of total traffic acquisition costs, with these two vendors accounting for a total of 28% of the total traffic acquisition costs. For the period ended June 30, 2006, two vendors each accounted for more than 10% of the total traffic acquisition costs, with these two vendors accounting for a total of 27% of the total traffic acquisition costs.

Revenue Concentrations

One customer represented 15% and 8% and another represented 11% and 12% of total revenue, respectively, for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006 another customer represented 12% and 12% of total revenue, respectively.

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

Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2007 and 2006 was approximately $0.6 million and $1.2 million, respectively, and approximately $0.8 million and $1.1 million for the three and six months ended June 30, 2006, respectively, which was related to stock options and employee stock purchases.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently reviewing the provisions of SFAS 159 to determine the impact for the Company.

2. DISPOSITIONS

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. The Company recorded $248 thousand loss on the sale of Net Nanny in the first quarter of 2007, which is offset by $50 thousand income from the revenue sharing agreement with Content Watch. The sale proceeds are comprised of contingent purchase consideration of up to $3.5 million, which may be realized at future dates based on the amount of revenue of the buyer. As a result of the sale the following assets and liabilities were removed from the Company’s books:

(In thousands:)
Other current assets	30
Intangible assets	1,450
Accumulated amortization	(910)
Deferred revenue and customer deposits	(322)

Loss on the sale of Net Nanny	248

The loss on sale at date of sale and contingent purchase consideration realized in future periods are included in other operating income (loss), net in the Condensed Consolidated Statements of Operations.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Computer Equipment	$17,924	$17,393
Furniture and fixtures	1,126	1,126
Software	3,770	3,761
Leasehold improvements	2,718	2,718

Total	25,538	24,998
Less accumulated depreciation and amortization	(21,675)	(20,410)

Property and equipment, net	$3,863	$4,588

Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2007, including property and equipment under capital lease, was $0.6 million and $1.3 million, respectively. Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2006 was $0.8 million and $1.6 million, respectively. Equipment under capital lease amounted to $0.3 million as of June 30, 2007 and $0 million as of December 31, 2006. Depreciation expense on equipment under capital lease for the three and six months ended June 30, 2007 was $24 thousand. Additionally, accumulated depreciation on equipment under capital lease was $24 thousand as of June 30, 2007 and $0 as of December 31, 2006.

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$14,422	$14,422

Intangible assets:
Purchased technology	$9,669	$10,179
Less accumulated amortization	(8,027)	(7,743)

Net purchased technology	1,642	2,436

Trade names	1,063	1,743
Less accumulated amortization	(750)	(912)

Net trade names	313	831

Other intangibles	1,910	2,170
Less accumulated amortization	(1,896)	(2,073)

Net other intangibles	14	97

Intangible assets, net	$1,969	$3,364

Intangible asset amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2007, and $0.6 million and $1.2 million for the three and six months ended 2006, respectively, and was recorded primarily in product development expense.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued compensation and related expenses	$1,868	$1,620
Accrued distribution and partner costs	2,846	2,631
Accrued professional services	1,231	497
Customer refunds	226	93
Accrued equipment purchases	38	336
City business and personal property tax payable	92	136
Capital lease obligation, current portion	89	—
Other	170	311

Total accrued expenses and other current liabilities	$6,560	$5,624

6. INCOME TAXES

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the three and six months ended June 30, 2007.

7. LEASE RESTRUCTURING AND OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Long-term liabilities	$3,589	$4,267
Capital lease obligation, net of current portion	222	—

Total other liabilities	3,811	4,267
Less: current portion	(1,373)	(1,391)

Lease restructuring and other long term liabilities	$2,438	$2,876

Long-term liabilities consist of lease restructuring liability, notes payable and sublease deposits.

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on January 30, 2008 and is available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease is calculated using an interest rate of 7.76% per annum. As of June 30, 2007 the Company drew down approximately $0.3 million on the lease line and repaid approximately $21 thousand for the three months ended June 30, 2007.

Restructuring Charges

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities. These costs are classified as restructuring charges on the Unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses.

As of June 30, 2007 and December 31, 2006, the lease restructuring liability was $3.3 million and $3.8 million, respectively. Of this amount, $1.4 million and $1.4 million were included in current portion of lease restructuring and other long-term liabilities as of June 30, 2007 and December 31, 2006, respectively. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2007 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the period ended June 30, 2007 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2006	$3,858
Amounts paid and charged against the liability	(260)

Balance at March 31, 2007	$3,598
Amounts paid and charged against the liability	(257)

Balance at June 30, 2007	$3,341

8. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all capital and operating leases and minimum sublease rental income, at June 30, 2007 are as follows (in thousands):

Period	Capital Lease	Operating Leases	Minimum Sublease Rental Income
Six months ending December 31, 2007	$55	$2,348	$450
Fiscal years ending December 31:
2008	110	4,751	931
2009	110	4,412	866
Thereafter	78	—	—

Total	$353	$11,511	$2,247

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.0 million at June 30, 2007. The SBLC contains two financial covenants. As of June 30, 2007, the Company was in compliance with all required covenants.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution network partners in connection with the sales of its products, and indemnities to various lessors in connection with facility and other leases for certain claims arising from such facility or lease. Further, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid, for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Other

On July 27, 2007, David Hills, the President, Chief Executive Officer and a member of the board of directors of the Company, resigned as an employee and director of the Company effective as of August 1, 2007, related to which the Company incurred obligations under a severance agreement. (See footnote 12, Subsequent Events, for further details).

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement. Both motions were denied. Plaintiffs’ counsel has indicated verbal agreement to a settlement whereby (i) the Company would make a payment of $15,000 to a designated charitable organization and continue its current policies banning acceptance of ads from gambling websites, and (ii) all plaintiffs would dismiss their claims against the Company with prejudice. This potential settlement has not yet been finalized between the parties and would also be subject to final court approval.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position, results of operations or cashflows.

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

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position, results of operations or cashflows.

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

9. SHARE-BASED COMPENSATION

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). The 1998 Plan will expire on December 17, 2007. On June 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 8,289,843 and 4,647,731 shares of common stock for issuance under its stock option plans at June 30, 2007 and 2006, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan and the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants.

As of June 30, 2007, 3,388,018 options were outstanding and 4,901,825 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At June 30, 2007, a total of 520,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of June 30, 2007, 439,211 shares have been issued under the ESPP Plan and 80,789 shares remain available for issuance.

The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three and six months ended June 30, 2007, the Company recorded share-based compensation of approximately $0.6 million and $1.2 million, respectively, and approximately $0.8 million and $1.1 million for the three and six months ended June 30, 2006. Of these amounts, approximately $35 thousand and $53 thousand, and $25 thousand and $35 thousand, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Volatility: The volatility factor was based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term.

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends, and does not expect to issue dividends in the foreseeable future.

Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs.

The weighted average grant-date fair value of options granted in the three and six months ended June 30, 2007 was $2.77 and $2.51, respectively, and $2.77 and $2.96 for the three and six months ended June 30, 2006.

The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2007 was approximately $6 thousand and $49 thousand, respectively, and approximately $2 thousand and $17 thousand for the three and six months ended June 30, 2006. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $10.6 million as of June 30, 2007, and the weighted average period over which it is expected to be recognized is 4.8 years.

Stock option activity under the plans during the periods indicated is as follows:

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	2,741	$5.84
Granted	910	4.32
Exercised	(28)	3.42
Expired/forfeited	(160)	5.05

Balance at March 31, 2007	3,463	$5.50
Granted	80	3.93
Exercised	(7)	3.13
Expired/forfeited	(148)	6.09

Balance at June 30, 2007	3,388	$5.44

The following table summarizes information about stock options outstanding at June 30, 2007:

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 06/30/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 06/30/07	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.25	$4.31	787,830	8.59	$3.36	$457,323	417,105	$3.31	$251,529
$4.32	$4.33	752,175	9.34	$4.32		64,157	$4.33
$4.36	$14.00	1,777,367	7.64	$6.38		955,841	$7.09
$14.31	$20.55	70,646	5.33	$16.78		70,437	$16.78

$1.25	$20.55	3,388,018	8.19	$5.44		1,507,540	$6.38

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2007 $(3.90), which would have been received by option holders had all option holders exercised their options on that date.

As of June 30, 2006, there were 2,834,816 options outstanding and 880,283 options exercisable.

10. DISCONTINUED OPERATIONS

As the Company finalizes the liquidation process of its Australian subsidiary, it expects to record additional income related to the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also recorded additional amounts relating to the finalization of the liquidation of various foreign operations in the second quarter of 2007. The Company expects to finalize the dissolution of these entities during 2007.

Revenue and pretax net loss from the discontinued international operations (excluding gain on disposal), previously included in the online advertising business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—
Pretax net loss (excluding gain on disposal)	—	—	—	—
Tax benefit	—	—	—	—
Loss on disposal	(62)	—	(62)	—

Net loss from discontinued operations, net of tax	$(62)	$—	$(62)	$—

11. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,068)	$(4,399)	$(5,493)	$(8,918)
Other comprehensive loss:
Change in unrealized gain on securities, net	(8)	38	(2)	69

Comprehensive loss	$(2,076)	$(4,361)	$(5,495)	$(8,849)

12. RELATED PARTY TRANSACTIONS

The Company has a related party investment in the BT LookSmart joint venture, which both the Company and British Telecommunications agreed to dissolve in December 2002. The remaining investment balance is $0.5 million at June 30, 2007, which reflects the current estimated value upon final liquidation of the joint venture.

13. SUBSEQUENT EVENTS

As filed within an 8-K on August 7, 2007, on July 27, 2007, David Hills, the President, Chief Executive Officer and a member of the board of directors of the Company, resigned as an employee and director of the Company effective as of August 1, 2007. Mr. Hills did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company’s board of directors has appointed Edward F. West, the Company’s current Chair of the Board of Directors, as interim President and Chief Executive Officer of the Company, to replace Mr. Hills, effective as of August 1, 2007.

On August 2, 2007, Mr. Hills and the Company entered into a Severance Agreement and General Release (the “Release Agreement”). The Release Agreement set forth the terms and provisions of termination of Mr. Hills’s employment with the Company as well as certain severance payments by the Company to Mr. Hills following such termination. Pursuant to the Release Agreement, among other terms and conditions, Mr. Hills executed a release with respect to any claims or causes of action relating to Mr. Hills’s employment by the Company, to the termination thereof or to the offer letter dated as of September 24, 2004 (the “Offer Letter”) under which Mr. Hills was employed. Further, the parties agreed to a twelve month non-solicitation agreement and a twelve month consulting arrangement. In consideration of a full and final settlement of any and all claims related to Mr. Hills’s employment at the Company, and subject to certain additional conditions which the Company expects will be satisfied, the Company has agreed to pay Mr. Hills a total sum of $496,640, less required withholdings and authorized deductions, representing twelve months of his annual base salary plus his actual, earned incentive bonus for the 2006 fiscal year.

Mr. Hills and the Company have also agreed that Mr. Hills will provide up to twelve months of consulting services to the Company to assist in the Company’s sales efforts. Pursuant to such agreement, Mr. Hills will be paid as follows for such consulting services: (a) a monthly retainer of $10,000, (b) a $5,000 per-transaction-closed fee for mutually agreed upon transactions in each quarter of the consulting period beginning with the third mutually agreed upon transaction in each quarter, and (c) for the first six months of the consulting period, a transaction fee equal to 2.5% of the Company's net revenues realized in the initial term of those transactions that Mr. Hills provides substantial assistance to the Company in identifying, bringing to the Company and closing. In the second six months of the consulting period, the 2.5% transaction fee referenced above will be modified based on mutual agreement, to an amount between 1% and 2%.

During the consulting period, Mr. Hills’s stock options will continue to vest, and in the event there is a change of control of the Company during the consulting period, and within twelve (12) months thereafter the Mr. Hills’s consulting arrangement is terminated by the Company or a successor, then Mr. Hills shall be entitled to receive the accelerated vesting of the Options as originally set forth in his offer letter. However, upon any expiration of the consulting period without the Company’s (or its successor’s) termination thereof, and/or the expiration or termination of Mr. Hills’s options by their terms, Mr. Hills shall not receive any acceleration benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to preserve our expertise in online advertising, consumer website and social bookmarking product development, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow sources of revenue other than our listings revenue, that we may be unable to increase growth in our owned-and- operated sites, that we may be unable to license compelling content at reasonable costs, that we may be unable to attain or maintain customer acceptance of our publisher services products, that changes in the distribution network composition may lead to decreases in traffic volumes, that we may be unable to improve our match rate, average revenue per click, conversion rate or other advertiser metrics, that we may be unable to achieve operating profitability, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

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

LookSmart’s publisher solutions consist of a hosted advertising sales and service platform with an ad backfill capability, which allows search engines, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships and accounts.

The Company’s consumer sites and web tools offer users essential information sources and the ability to find, save and share articles and other web content.

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

Revenue Recognition

Our online advertising revenue is primarily composed of per-click fees that we charge customers. Customers set the per-click fee charged for inclusion-targeted listings when their account is established. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes impression-based revenue from banner advertisements, as well as revenue share from licensing of private-labeled versions of our products.

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

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter for Publishers. These arrangements include multiple elements: revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application; upfront fees; and license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment , which revised SFAS 123, Accounting for Share-based Compensation . SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Ended June 30, 2007

During the three months ended June 30, 2007 we continued to focus on the following primary operating priorities:

•

Growing our ad network. Total paid clicks for the second quarter of 2007 were 122 million compared to 87 million in the second quarter of 2006, an increase of 40%. On a year-to-date basis total paid clicks were 215 million in 2007 compared to 161 million in 2006. In the second quarter of 2007, our average revenue per click (“RPC”) was $0.10 per click, compared to $0.10 per click for the second quarter of 2006. On a year-to-date basis our average RPC for 2007 was $0.11 per click, compared to $0.11 per click for 2006. We continue to drive growth in paid clicks through our ad sales efforts and through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers. We continue to focus on improving our private-labeled AdCenter for Publishers, and providing a tailored version of our Furl online book marking system for publishers. The release of LookSmart contextual allowing listings ads to be contextually targeted, as well as a recent release of a solution for publishers’ unsold ad inventory known as “Platform Backfill,” are both part of our improvement of the private-labeled AdCenter for Publishers.

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

Revenues

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Revenues	$14,624	$11,130	31%	$27,850	$21,673	28%

Online advertising revenues are derived from Advertiser Solutions, Publisher Solutions, and Consumer Sites. Online advertising revenues increased in the second quarter of 2007 by approximately $3.3 million, primarily as a result of increased volume of total paid clicks, 122 million for the second quarter of 2007, as compared to 87 million for the second quarter of 2006. Average RPC remained constant over the same period. On a year-to-date basis, online advertising revenue increased by approximately $5.5 million. Total paid clicks increased 34% and average RPC remained constant at $0.11 during the six month period. Growth in page views and page view yield for FindArticles also contributed to an increase in online advertising revenues.

Revenues for the second half of fiscal year 2007 are expected to increase 15% to 20% compared to 2006 as a result of revenue growth across all three revenue sources.

Cost of Revenues

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Traffic acquisition costs	$7,060	$5,862	20%	$13,392	$11,413	17%
Percentage of online advertising revenue	58%	66%		59%	66%
Content costs	351	251	40%	800	616	30%
Other costs	770	1,138	(32)%	1,643	2,310	(29)%

Total cost of revenues	$8,181	$7,251	13%	$15,835	$14,339	10%
Percentage of total revenue	56%	65%		57%	67%

For the three and six months ended June 30, 2007 and 2006, approximately $0 and $0 thousand and $5 thousand and $6 thousand, respectively, of share-based compensation was included in cost of revenues.

Gross margin of 44% in the second quarter of 2007 was higher than gross margin of 35% in the second quarter of 2006. On a year-to-date basis gross margin improved to 43% compared to 34% for the same period in 2006. Traffic acquisition costs (TAC), the costs paid to our distribution network partners, increased in the second quarter of 2007 compared to the second quarter of 2006, due to an increase in online advertising revenue. Traffic acquisition costs improved as a percentage of online advertising revenue in the second quarter of 2007 and for the six months ended 2007, compared to the same periods in 2006, due to effective TAC management strategies. The presentation of traffic acquisition costs as a percentage of revenue in the above table was changed to conform to the current year’s presentation.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites, primarily FindArticles. Content costs increased in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006, due to higher content costs in the second quarter and first half of 2007 caused by the overall traffic increase on the Company’s consumer sites.

Other costs of revenue consist of connectivity costs, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the second quarter and first half of 2007 compared to the second quarter and first half of 2006 primarily due to a reduction in bank and credit card fees, as well as continuous, slight decline in connectivity costs resulting from cost efficiency efforts.

We expect gross margin to remain at approximately 42% to 44% throughout the second half of 2007 as improvements in revenue mix are expected to be offset by slightly higher traffic acquisition cost levels throughout the rest of 2007.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges and share-based compensation.

Sales and Marketing

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Sales and marketing	$2,223	$2,096	6%	$4,351	$3,839	13%
Percentage of revenues	15%	18%		16%	18%

For the three and six months ended June 30, 2007 and 2006, approximately $59 thousand and $89 thousand and $112 thousand and $138 thousand, respectively, of share-based compensation was included in sales and marketing costs.

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

Sales and marketing expenses in the second quarter of 2007 increased compared to the second quarter of 2006 primarily due to higher labor costs of approximately $0.1 million associated with the hiring of two new sales VPs, as well as increases in online promotional and marketing expenses of $26 thousand and travel costs of $22 thousand. For the six months ended June 30, 2007, sales and marketing expenses increased compared to the same period in 2006 as a result of increased labor costs of approximately $0.3 million and online promotional and marketing costs of approximately $0.4 million. These increases are partially offset by decreases in temporary staff costs and other expenses of approximately $0.1 million.

Sales and marketing expenses are expected to slightly increase for the second half of 2007 as we support ongoing revenue growth.

Product Development

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Capitalized software development costs	$(477)	$(513)	(7)%	$(805)	$(1,169)	(31)%
Other product development costs	4,366	4,607	(5)%	8,867	9,546	(7)%

Total product development expenses	$3,889	$4,094	(5)%	$8,062	$8,377	(4)%
Percentage of revenues	27%	37%		29%	39%

For the three and six months ended June 30, 2007 and 2006, approximately $173 thousand and $318 thousand, and $253 thousand and $314 thousand, respectively of share-based compensation was included in product development costs.

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the second quarter of 2007 compared to the second quarter of 2006 was primarily related to a decrease in new product development as the magnitude and number of ongoing capitalizable projects decreased in 2007. For the same reasons year-to-date expenses also decreased.

The decrease in other product development expenses in the second quarter of 2007 compared to the second quarter of 2006 primarily relates to the decrease in depreciation expense of approximately $0.2 million. The decrease is partially offset by an increase in labor costs of approximately $0.1 million. On a year-to-date basis other product development expenses decreased due to a decrease in depreciation of approximately $0.5 million due to a decrease in capital expenditures and a decrease in professional services of approximately $0.1 million due to a lower use of outside consultants. These increases were partially offset by an increase in labor costs of $65 thousand.

Both capitalized software development costs and other product development costs are expected to increase slightly for the second half of 2007 as we continue with product enhancements to drive revenue.

General and Administrative

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
General and administrative	$2,929	$2,570	14%	$5,937	$4,997	19%
Percentage of revenues	20%	23%		21%	23%

For the three and six months ended June 30, 2007 and 2006, approximately $379 thousand and $698 thousand and $365 thousand and $562 thousand, respectively, of share-based compensation was included in general and administrative costs.

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

The increase in general and administrative expenses in the second quarter of 2007 compared to the second quarter of 2006 was driven by an approximate $0.4 million increase in labor costs due to various staffing requirements. This was partially offset by approximately $0.1 million decrease in other expenses. In the second quarter of 2007 general and administrative expenses included professional and legal costs related to our planned delisting from the Australian Stock Exchange and costs associated with the preparation of the proxy, as well as exploration of corporate development opportunities. On a year-to-date basis general and administrative expenses increased primarily due to an increase in labor costs of $1.0 million due to replacement of temporary help with permanent employees within the finance department, as well as approximately $0.1 million increase in other professional services due to the increased use of outside consultants. The increases were partially offset by a decrease in other expenses of approximately $0.2 million, as well as approximately $0.1 million decrease in temporary help. Other causes for the increase in general and administrative expenses on a year-to-date basis are the same as the increases in the second quarter of 2007.

Compared with the first half of 2007, general and administrative expenses are expected to increase slightly during the second half of 2007.

Other Operating Income

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Other operating income (loss), net	$74	$—	100%	(123)	$—	(100)%

Other operating income increased in second quarter of 2007 compared to the second quarter of 2006 due to contingent purchase consideration earned from revenue sharing under the sale agreement with Content Watch. On a year-to-date basis other operating income (loss) consists of $248 thousand loss on the sale of Net Nanny to Content Watch in the first quarter of 2007 offset by the contingent purchase consideration earned from revenue sharing under the sale agreement with Content Watch of $124 thousand from the date of sale through June 30, 2007.

Non-Operating Income, net

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Non-operating income, net	$518	$482	7%	1,033	$961	8%

Non-operating income, net is primarily comprised of interest income.

Interest income increased in the second quarter and first half of 2007 compared to the second quarter and first half of 2006 primarily due to higher interest rates. The other cause for the increase in non-operating income is the $22 thousand share of JV income recorded in the second quarter of 2007.

Income Tax Expense

(in thousands)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Income tax income (expense)	$—	$—	0%	$(6)	$—	(100)%

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 or during the current period.

The effective tax rate in upcoming quarters and for the year ending December 31, 2007 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007, and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flows used in operating activities	$(1,715)	$(5,924)
Cash flows provided by (used in) investing activities	$(7,631)	$2,138
Cash flows provided by financing activities	$321	$58

Our primary source of cash is receipts from revenue. The primary uses of cash are labor costs (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with our consumer sites, and professional services fees related to legal and audit costs. We ended the second quarter of 2007 with $38.3 million in cash, cash equivalents, and short and long-term investments, a decrease of $2.9 million from December 31, 2006 of $41.2 million.

The decrease in cash used in operating activities for the first half of 2007 compared to the first half of 2006 was primarily due to a decrease in net loss of approximately $3.4 million, a decrease of approximately $1.1 million in cash paid for accounts payable, a decrease in depreciation and amortization of approximately $0.8 million, as well as a decrease of approximately $0.4 million in cash collected from accounts receivable.

Net cash used in investing activities for the first half of 2007 was higher than net cash provided by investing activities for the first half of 2006. We purchased approximately $14.6 million more investments during the first half of 2007. Further we sold $10.0 million more investments in the first half of 2007 than the first half of 2006. Additionally, we invested approximately $1.3 million in property, equipment and capitalized software development during the first half of 2007 compared to the same period in 2006, of which approximately $0.3 million was financed through a capital lease. Capital expenditure levels are expected to increase by approximately $1 million in 2007 from approximately $2.2 million spent in 2006 to accommodate required investments that were deferred during 2005 and 2006. We expect capital expenditures for technical equipment for the remainder of 2007 will be financed through a $5 million capital lease line of credit.

Net cash provided by financing activities during the first half of 2007 was higher than the same period of 2006 primarily due to approximately $75 thousand more in proceeds for the issuance of common stock related to our employee stock plans, as well as $0.2 million from the sale and lease back of equipment. This was offset by a $28 thousand of cash used in repayment of notes and $21 thousand of cash used in repayment of our capital lease obligation.

We have outstanding standby letters of credit (“SBLC”) of $1.0 million at June 30, 2007 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of June 30, 2007, we were in compliance with all required covenants.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

On April 6, 2007, the Company entered into a master lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on January 30, 2008 and is available for capital leases with rental terms from 36 to 48 months. Interest on capital leases is calculated using an interest rate of 7.76%. As of June 30, 2007 the Company drew down approximately $0.3 million on the capital lease line and repaid approximately $21 thousand for the three months ended June 30, 2007.

On July 27, 2007, David Hills, the President, Chief Executive Officer and a member of the board of directors of the Company, resigned as an employee and director of the Company effective as of August 1, 2007, related to which the Company incurred obligations under a severance agreement. (See footnote 12, Subsequent Events, for further details).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and any long-term investments. We had no derivative financial instruments as of June 30, 2007 or December 31, 2006. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and six months ended June 30, 2007, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our net income/(loss) from a hypothetical 10% change in interest rates would not be significant.

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

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls and the 2006 close process, there were six significant deficiencies identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies; however, our independent registered public accounting firm’s testing of the effectiveness of our remediation efforts has not been completed as of June 30, 2007.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement, both motions were denied. Plaintiffs’ counsel has indicated verbal agreement to a settlement whereby (i) the Company would make a payment of $15,000 to a designated charitable organization and continue its current policies banning acceptance of ads from gambling websites, and (ii) all plaintiffs would dismiss their claims against the Company with prejudice. This potential settlement has not yet been finalized between the parties and would also be subject to final court approval.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position, results of operations or cashflows.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. Plaintiffs’ counsel have stipulated to extend the stay as to LookSmart. In April 2007 the Plaintiffs and the Company came to an agreement in principle to settle the matter in its entirety. The precise terms of the agreement, including the amount and form of any payments to the Class, have not yet been agreed to. Any eventual settlement with plaintiffs will be subject to court approval. The Company has recorded an estimate of the amount of the loss on settlement which management has determined is probable and estimable during the quarter ended March 31, 2007. This estimate may change as a result of the final settlement arrangement. In addition, because recovery from the insurance carriers is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery offset each other.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position, results of operations or cashflows.

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

Other than certain updates to our risk factors, including our risk factors regarding our ability to attract and retain key personnel, our potential liability for claims related to our products and services, and accounting for employee stock options using the fair value method as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the three and six months ended June 30, 2007. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one advertiser representing 15% and another representing 11% of overall revenue for the three months ended June 30, 2007. For the six months ended June 30, 2007 the same advertisers represented 8% and 12% of total revenue, respectively. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our two largest distribution network partners each accounting for approximately 11% and 10% and 11% and 9%, respectively, of our revenue for the three and six months ended June 30, 2007. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among search providers to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers of satisfactory quality at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 9% and 9%, respectively of our revenue for the three and six months ended June 30, 2007. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $2.1 million and $5.5 million for the three and six months ended June 30, 2007 and as of June 30, 2007 our accumulated deficit was approximately $223.0 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, expand our proprietary traffic sources such as our owned-and-operated consumer sites, offer our publisher products to publisher customers and expand our advertiser base. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the three and six months ended June 30, 2007, for example, our average revenue per click was consistent with three and six months ended June 30, 2006. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. In recent years, we have experienced significant turnover in our management team. For example, our Chief Executive Officer resigned in August 2007 and in June 2007 our Chief Financial Officer and Chief Operating Officer announced his intention to resign. It is not known when these positions will be permanently filled. In addition, our interim CEO joined us in August 2007 and two of our sales vice presidents joined us in April 2007. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid loss

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. Also, because of our limited operating history and the significant changes we experienced as a result of the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. Should our stock price drop below our book value for a sustained period, it may become necessary to record an impairment charge to goodwill which would reduce our results of operations. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control.

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

•

the exchange by Chess Depositary Interest (CDI) holders of CDIs for shares of common stock at a ratio of 1:1, and resale of such shares in the Nasdaq National Market (as of May 7, 2007, the CDIs registered for trading on the Australian Stock Exchange were exchangeable into an aggregate of approximately 1.0 million shares of common stock), which may be more likely to occur leading up to and after we cease our listing on the Australian Stock Exchange for the trading of CDIs or

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

On June 19, 2007, we held our annual stockholder meeting. At the meeting, a quorum of our stockholders considered a proposal to re-elect Anthony Castagna, Teresa Dial and Mark Sanders to the Board of Directors. The following votes were cast by stockholders:

Director	For	Withheld	Abstain
Anthony Castagna	18,036,162	263,815	N/A
Teresa Dial	17,761,640	538,337	N/A
Mark Sanders	17,632,914	667,063	N/A

Directors Edward F. West, Timothy J. Wright, Jean-Yves Dexmier, and David B. Hills continued their terms thereafter, except that Mr. Hills resigned as a director effective August 1, 2007.

At the same meeting, the stockholders also considered a proposal to approve the LookSmart 2007 Equity Incentive Plan. The following votes were cast by stockholders:

For	Against	Abstain
8,954,058	685,164	1,436,488

At the same meeting, the stockholders also considered a proposal to ratify the Board’s selection of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The following votes were cast by stockholders:

For	Against	Abstain
18,093,232	38,445	168,300

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and June 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.31*	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated June 14, 2007.

10.32*	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007.

10.33‡	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005.(Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36‡	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Separation Agreement and General Release between the Registrant and its former General Counsel dated August 20, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.57	Employment offer letter between the Registrant and its Senior Vice President and Chief Technology Officer dated April 18, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2005).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Vice President, Publisher Products dated as of August 8, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.