Form 10-Q
period 2007-09-30
LOOKSMART LTD
filed 2007-11-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 7, 2007, there were 22,912,800 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,921	$32,901
Short-term investments	18,476	7,257

Total cash, cash equivalents and short-term investments	37,397	40,158
Trade accounts receivable, net of allowance for doubtful accounts of $338 and $323 at September 30, 2007 and December 31, 2006, respectively, and allowance for returns of $27 and $14 at September 30, 2007 and December 31, 2006, respectively	4,355	4,639
Prepaid expenses	650	516
Other current assets	513	308
Current assets held for sale	—	31

Total current assets	42,915	45,652
Long-term investments	—	998
Property and equipment, net	3,338	4,588
Capitalized software and other assets, net	2,851	3,533
Intangible assets, net	319	2,825
Goodwill	10,296	14,422
Assets held for sale	4,331	539

Total assets	$64,050	$72,557

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,689	$2,576
Accrued expenses and other current liabilities	6,907	5,624
Deferred revenue and customer deposits	1,691	2,278
Current portion of lease restructuring and other long-term liabilities	1,348	1,391
Current liabilities held for sale	—	263

Total current liabilities	12,635	12,132
Lease restructuring and other long-term liabilities, net of current portion	2,215	2,876

Total liabilities	14,850	15,008

Commitments and contingencies (Note 8):
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at September 30, 2007 and December 31, 2006; Issued and Outstanding: none at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; Authorized: 200,000 at September 30, 2007 and December 31, 2006; Issued and Outstanding: 22,913 at September 30, 2007 and 22,974 at December 31, 2006, respectively	23	23
Additional paid-in capital	276,450	274,484
Other equity	14	517
Accumulated deficit	(227,287)	(217,475)

Total stockholders’ equity	49,200	57,549

Total liabilities and stockholders’ equity	$64,050	$72,557

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$12,629	$12,150	$40,479	$33,823
Cost of revenue	7,061	7,568	22,901	21,907

Gross profit	5,568	4,582	17,578	11,916
Operating expenses:
Sales and marketing	1,880	2,076	6,232	5,933
Product development	3,914	4,005	11,970	12,393
General and administrative	3,208	2,831	9,146	7,799
Restructuring charges	224	—	224	—
Impairment charges	1,645	—	1,645	—

Total operating expenses	10,871	8,912	29,217	26,125
Other operating income (loss), net	24	—	(99)	—

Loss from operations	(5,279)	(4,330)	(11,738)	(14,209)
Non-operating income, net	489	501	1,522	1,473

Loss from continuing operations before income taxes	(4,790)	(3,829)	(10,216)	(12,736)
Income tax expense	—	—	(6)	(11)

Loss from continuing operations	(4,790)	(3,829)	(10,222)	(12,747)
Gain (loss) from discontinued operations, net of tax	471	(31)	410	(31)

Net loss	$(4,319)	$(3,860)	$(9,812)	$(12,778)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.21)	$(0.17)	$(0.45)	$(0.56)
Gain (loss) from discontinued operations, net of tax	0.02	—	0.02	—

Net loss	$(0.19)	$(0.17)	$(0.43)	$(0.56)

Weighted average shares outstanding used in per share calculation	22,913	22,828	22,899	22,816

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,812)	$(12,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of joint venture (income) loss	(24)	—
Depreciation and amortization	3,836	4,969
Share-based compensation	1,735	1,794
Impairment charges	1,645	—
Gain from sale of assets and other non-cash charges, net	(289)	88
Changes in operating assets and liabilities:
Trade accounts receivable, net	284	(2,292)
Prepaid expenses	(134)	(159)
Other assets	(79)	(88)
Trade accounts payable	(61)	(606)
Accrued expenses and other current liabilities	1,190	2,092
Other long term liabilities	(659)	(1,134)
Deferred revenue and customer deposits	(514)	(32)

Net cash used in operating activities	$(2,882)	$(8,146)

Cash flows from investing activities:
Purchase of investments	(25,096)	(5,451)
Proceeds from sale and maturity of investments	14,908	13,165
Payments for property, equipment and capitalized software development	(1,620)	(3,023)
Distributions from joint venture	434	—

Net cash provided by (used in) investing activities:	$(11,374)	$4,691

Cash flows from financing activities:
Repayment of notes	(42)	(39)
Principal payments under capital lease obligations	(54)	—
Proceeds from the sale and lease back of equipment	211	—
Proceeds from issuance of common stock	161	84

Net cash provided by financing activities	$276	$45

Decrease in cash and cash equivalents	(13,980)	(3,410)
Cash and cash equivalents, beginning of period	32,901	33,436

Cash and cash equivalents, end of period	$18,921	$30,026

Supplemental disclosure of noncash investing activities:
Equipment purchases financed by capital lease	$173	—

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

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk comprise all or portions of cash equivalents, short-term investments, long-term investments and accounts receivable. As of September 30, 2007 and December 31, 2006, substantially all of the Company’s cash, cash equivalents and investments were managed by one financial institution. The fair value of these investments is subject to fluctuation based on market prices.

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

As of September 30, 2007, one customer accounted for 21% of accounts receivable. As of December 31, 2006, one customer accounted for 22% of accounts receivable.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the period ended September 30, 2007, three vendors each accounted for over 10% of total traffic acquisition costs, with these three vendors accounting for a total of 38% of the total traffic acquisition costs. For the period ended September 30, 2006, one vendor accounted for more than 10% of the total traffic acquisition costs, with the top three vendors accounting for a total of 33% of the total traffic acquisition costs.

Revenue Concentrations

One customer represented 13% and 10% and another represented 12% and 9% of total revenue, respectively, for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006 another customer represented 12% and 12% of total revenue, respectively.

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

Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2007 was approximately $0.6 million and $1.8 million, respectively, and approximately $0.8 million and $1.9 million for the three and nine months ended September 30, 2006, respectively, which was related to stock options and employee stock purchases.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine month ended September 30, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

2. DISPOSITIONS

Consumer Assets

In August, 2007 the Company’s management made a decision to exit the consumer products activities and sell or otherwise dispose of the various related websites and assets associated with the consumer properties revenue stream. The websites and assets underlying the consumer products are the Company’s consumer websites and the assets relating to Grub, Zeal, Wisenut, and FindArticles. The Company has made the decision to segregate these consumer assets where possible and sell off component parts or businesses separately.

Grub

The URL for Grub and certain source code were sold for $50,000 on July 12, 2007 A gain on sale of assets of $50,000 was recorded in the three months ended September 30, 2007, which is included in other operating income (loss), net.

Zeal

The URL and trademark for Zeal were sold for $50,000 on October 15, 2007. These assets were held for sale at September 30, 2007, but had no net book value. A gain on sale of assets of $50,000 will be recorded in the fourth quarter of the Company’s fiscal year 2007. See Footnote 13, Subsequent Events for further discussion.

Wisenut

The Company completed the shut down of the Wisenut website and search functionality in September, 2007. As a result of the abandonment of the Wisenut assets, the Company determined that the associated assets, consisting primarily of intangible assets and capitalized software, are impaired as of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of $1.6 million was recognized during the three months ended September 30, 2007.

FindArticles

On November 5, 2007, the Company entered into a definitive agreement to sell its FindArticles assets, brand and technology and certain intellectual property related to the assets and brand to an unrelated third party. The transaction closed on November 9, 2007, after completion of required and customary closing conditions.

At September 30, 2007, FindArticles assets have been accounted for under the guidance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as “assets held for sale,” and have been classified as such on the Company’s Condensed Consolidated Balance Sheet (in thousands):

(In thousands):
Property, plant and equipment, net	55
Capitalized Software, net	150
Goodwill	4,126

Total Assets	4,331

The FindArticles transaction will be accounted for as an asset sale in the fourth quarter of the Company’s fiscal year 2007. See Note 13, Subsequent Events for further discussion.

Net Nanny

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

(In thousands):
Other current assets	30
Intangible assets	1,450
Accumulated amortization	(910)
Deferred revenue and customer deposits	(322)

Loss on the sale of Net Nanny	248

The loss on sale at date of sale and contingent purchase consideration realized in future periods are included in other operating income (loss), net in the Condensed Consolidated Statements of Operations.

At December 31, 2006 current assets held for sale of $31 thousand, non current assets held for sale of $0.5 million and current liabilities held for sale of $0.3 million related to the sale of Net Nanny.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Computer Equipment	$14,582	$17,393
Furniture and fixtures	1,126	1,126
Software	3,770	3,761
Leasehold improvements	2,718	2,718

Total	22,196	24,998
Less accumulated depreciation and amortization	(18,858)	(20,410)

Property and equipment, net	$3,338	$4,588

Property and equipment with the net book value of $55 thousand are classified as held for sale at September 30, 2007. Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2007, including property and equipment under capital lease, was $0.6 million and $1.9 million, respectively. Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2006 was $0.8 million and $2.3 million, respectively. Equipment under capital lease amounted to $0.6 million as of September 30, 2007 and $0 as of December 31, 2006. Depreciation expense on equipment under capital lease for the three and nine months ended September 30, 2007 was $38 thousand and $62 thousand, respectively. Additionally, accumulated depreciation on equipment under capital lease was $62 thousand as of September 30, 2007 and $0 as of December 31, 2006.

As a result of the impairment review of the Wisenut assets a portion of fixed assets was written off. See Footnote 4 for further disclosure.

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$10,296	$14,422

Intangible assets:
Purchased technology	$1,998	$8,989
Less accumulated amortization	(1,920)	(7,092)

Net purchased technology	78	1,897

Trade names	1,063	1,743
Less accumulated amortization	(822)	(912)

Net trade names	241	831

Other intangibles	1,830	2,170
Less accumulated amortization	(1,830)	(2,073)

Net other intangibles	—	97

Intangible assets, net	$319	$2,825

For the purpose of assessing goodwill impairment, the Company regularly reviews the impact of any changes to its business. In the third quarter of 2007, the Company began the process to sell its FindArticles assets (see Footnote 2). $4.1 million of goodwill was assigned to the FindArticles assets based on the estimated relative fair value of the business and was reclassified to assets held for sale as of September 30, 2007. See Subsequent Events Footnote 13 for further discussion.

As a result of the impairment review of the Wisenut assets (see Footnote 2) approximately $6.4 million of related intangible assets and approximately $5.2 million of accumulated amortization, approximately $3.2 million of related fixed assets and accumulated depreciation and approximately $2.5 million of capitalized software, as well as approximately $2.1 million of accumulated depreciation were written off as of September 30, 2007, resulting in an impairment charge of $1.6 million.

Intangible asset amortization expense was $0.3 million and $1.2 million for the three and nine months ended September 30, 2007, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2006, respectively, and was recorded primarily in cost of revenue.

At December 31, 2006, intangible assets of $0.5 million relating to NetNanny were classified as held for sale (see Footnote 2).

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued compensation and related expenses	$2,209	$1,620
Accrued distribution and partner costs	2,358	2,631
Accrued professional services	1,636	497
Customer refunds	167	93
Accrued equipment purchases	154	336
City business and personal property tax payable	65	136
Capital lease obligation, current portion	137	—
Other	181	311

Total accrued expenses and other current liabilities	$6,907	$5,624

6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48 during the current period.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the three and nine months ended September 30, 2007.

7. RESTRUCTURING CHARGES AND OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Long-term liabilities	$3,248	$4,267
Capital lease obligation, net of current portion	315	—

Total other liabilities	3,563	4,267
Less: current portion	(1,348)	(1,391)

Lease restructuring and other long term liabilities	$2,215	$2,876

Long-term liabilities consist of the lease restructuring liability, notes payable and sublease deposits.

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on January 30, 2008 and is available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease is calculated using an interest rate of 7.76% per annum. As of September 30, 2007 the Company drew down approximately $0.5 million on the lease line and repaid approximately $54 thousand for the nine months ended September 30, 2007.

Employee Severance Costs

In September 2007, the Company implemented a restructuring plan to eliminate 12 positions due to the Company’s decision to streamline the business. Severance charges associated with the reduction in force were $0.2 million. These costs were classified as restructuring charges on the Condensed Consolidated Statement of Operations and are included in Operating Expenses.

Lease Restructuring Charges

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities. These costs are classified as restructuring charges on the Unaudited Condensed Consolidated Statements of Operations, and are included in operating expenses.

As of September 30, 2007 and December 31, 2006, the lease restructuring liability was $3.1 million and $3.8 million, respectively. Of this amount, $1.3 million and $1.4 million were included in current portion of lease restructuring and other long-term liabilities as of September 30, 2007 and December 31, 2006, respectively. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2007 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the period ended September 30, 2007 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2006	$3,858
Amounts paid and charged against the liability	(260)

Balance at March 31, 2007	$3,598
Amounts paid and charged against the liability	(257)

Balance at June 30, 2007	$3,341
Amounts paid and charged against the liability	(260)

Balance at September 30, 2007	$3,081

8. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009.

Future minimum payments under all capital and operating leases and minimum sublease rental income, at September 30, 2007 are as follows (in thousands):

Period	Capital Lease	Operating Leases	Minimum Sublease Rental Income
Three months ending December 31, 2007	$27	$1,177	$225
Fiscal years ending December 31:
2008	110	4,751	931
2009	110	4,412	866
Thereafter	78	—	—

Total	$325	$10,340	$2,022

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.1 million at September 30, 2007. The SBLC contains two financial covenants. As of September 30, 2007, the Company was in compliance with all required covenants.

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

Mr. Hills and the Company have also agreed that Mr. Hills will provide up to twelve months of consulting services to the Company to assist in the Company’s sales efforts. Pursuant to such agreement, Mr. Hills will be paid as follows for such consulting services: (a) a monthly retainer of $10,000, (b) a $5,000 per-transaction-closed fee for mutually agreed upon transactions in each quarter of the consulting period beginning with the third mutually agreed upon transaction in each quarter, and (c) for the first six months of the consulting period, a transaction fee equal to 2.5% of the Company's net revenues realized in the initial term of those transactions that Mr. Hills provides substantial assistance to the Company in identifying, bringing to the Company and closing. In the second six months of the consulting period, the 2.5% transaction fee referenced above will be modified based on mutual agreement, to an amount between 1% and 2%. No additional payments other than the monthly retainer were made to Mr. Hills under the consulting agreement in the third quarter of 2007.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement. Both motions were denied. Subsequently, the parties entered into a Settlement Agreement and Release whereby (i) the Company agreed to make a payment of $15,000 to a designated charitable organization and continue its current policies banning acceptance of ads from gambling websites, and (ii) all plaintiffs would dismiss their claims against the Company with prejudice. On October 17, 2007, the amended complaint was dismissed with prejudice as to the Company.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. Plaintiffs’ counsel have stipulated to extend the stay as to LookSmart. In April 2007, the Plaintiffs and the Company came to an agreement in principle to settle the matter in its entirety. Any eventual settlement with plaintiffs will be subject to court approval. The Company recorded an estimate of the amount of the loss on settlement which management has determined is probable and estimable during the quarter ended March 31, 2007. This estimate may change as a result of the final settlement arrangement. In addition, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at September 30, 2007. Accordingly, there is no impact on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2007.

The nature of litigation is inherently uncertain and therefore the Company cannot predict the outcome of these proceedings or estimate the possible effects on our financial position, results of operations or cashflows.

JV Funding

Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT are jointly liable for the costs incurred to shut down operations of the joint venture. The Company does not expect to incur significant additional expenses to shut down the joint venture. During the quarter ended September 30, 2007, the Company received a distribution from the joint venture of $0.4 million. As of September 30, 2007 the remaining investment balance is $18 thousand. The Company expects to record income or loss from its share of the joint venture as it moves to finalize its wind-down activities in 2007.

9. SHARE-BASED COMPENSATION

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). The 1998 Plan will expire on December 17, 2007. On June 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The Company has reserved 8,289,143 and 4,645,171 shares of common stock for issuance under its stock option plans at September 30, 2007 and 2006, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the Plan and the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants.

As of September 30, 2007, 3,356,137 options were outstanding and 4,933,006 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At September 30, 2007, a total of 520,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of September 30, 2007, 439,211 shares have been issued under the ESPP Plan and 80,789 shares remain available for issuance.

The Company accounts for employee stock options under SFAS 123R and related interpretations. For the three and nine months ended September 30, 2007, the Company recorded share-based compensation of approximately $0.6 million and $1.8 million, respectively, and approximately $0.8 million and $1.9 million for the three and nine months ended September 30, 2006. Of these amounts, approximately $17 thousand and $70 thousand, and $26 thousand and $61 thousand, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average grant-date fair value of options granted in the three and nine months ended September 30, 2007 was $1.87 and $2.38, respectively, and $1.83 and $2.83 for the three and nine months ended September 30, 2006.

The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2007 was approximately $1 thousand and $49 thousand, respectively, and approximately $3 thousand and $19 thousand, respectively, for the three and nine months ended September 30, 2006. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $10.5 million as of September 30, 2007, and the weighted average period over which it is expected to be recognized is 7.2 years.

Stock option activity under the plans during the periods indicated is as follows:

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	2,741	$5.84
Granted	910	4.32
Exercised	(28)	3.42
Expired/forfeited	(160)	5.05

Balance at March 31, 2007	3,463	$5.50
Granted	80	3.93
Exercised	(7)	3.13
Expired/forfeited	(148)	6.09

Balance at June 30, 2007	3,388	$5.44
Granted	255	2.70
Exercised	(1)	3.10
Expired/forfeited	(286)	4.94

Balance at September 30, 2007	3,356	$5.27

The following table summarizes information about stock options outstanding at September 30, 2007:

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 09/30/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 09/30/07	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.25	$4.31	984,904	7.67	$3.16	$56,079	547,486	$3.19	$19,446
$ 4.32	$4.33	644,407	7.40	$4.32		105,151	$4.33
$ 4.36	$14.00	1,661,479	5.04	$6.43		1,001,536	$7.04
$14.31	$20.55	65,347	5.25	$16.89		65,347	$16.89

$ 1.25	$20.55	3,356,137	6.27	$5.27		1,719,520	$6.02

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2007 $(2.83), which would have been received by option holders had all option holders exercised their options on that date.

As of September 30, 2006, there were 2,766,036 options outstanding and 801,067 options exercisable.

10. DISCONTINUED OPERATIONS

In the third quarter of 2007, the Company completed the substantial liquidation of its Australian subsidiary. As a result, the Company recorded the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also recorded additional amounts relating to the finalization of the liquidation of various foreign operations in the third quarter of 2007. The Company expects to finalize the dissolution of these entities by December 31, 2007.

Revenue and pretax net loss from the discontinued international operations (excluding gain on disposal), previously included in the online advertising business, reported in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—
Pretax net loss (excluding gain on disposal)	—	—	—	—
Tax benefit	—	—	—	—
Gain (loss) on disposal	471	(31)	410	(31)

Net gain (loss) from discontinued operations, net of tax	$471	$(31)	$410	$(31)

11. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(4,319)	$(3,860)	$(9,812)	$(12,778)
Other comprehensive gain (loss):
Change in unrealized gain on securities, net	15	41	12	110
Change in translation adjustment	516	—	516	—

Comprehensive loss	$(3,788)	$(3,819)	$(9,284)	$(12,668)

12. RELATED PARTY TRANSACTIONS

The Company has a related party investment in the BT LookSmart joint venture, which both the Company and British Telecommunications agreed to dissolve in December 2002. During the quarter ended September 30, 2007, the Company received a distribution from the joint venture of $0.4 million. The remaining investment balance is $18 thousand at September 30, 2007, which reflects the current estimated value upon final liquidation of the joint venture.

13. SUBSEQUENT EVENTS

Consumer Assets

In August, 2007 the Company’s management made a decision to exit the consumer products activities and sell or otherwise dispose of the various related websites and related assets associated with the consumer properties revenue stream. The websites and assets underlying the consumer products are the Company’s consumer websites, FindArticles, Furl, Grub, Wisenut, and Zeal. The Company has made the decision to segregate these consumer assets where possible and sell off component parts or businesses separately.

Zeal

The Company sold the URL and trademark for Zeal for $50,000 on October 15, 2007. A gain on sale of assets of $50,000 will be recorded in the fourth quarter of 2007.

FindArticles

In October 2007, the Company entered into a letter of intent to sell the assets and liabilities of the FindArticles product for approximately $20.5 million in cash. These assets met the definition of “assets held for sale” in accordance with the provision of SFAS 144 at September 30, 2007. On November 5, 2007, the Company entered into a definitive agreement to sell its FindArticles product. See Note 2 for further disclosure. The transaction closed on November 9, 2007 after completion of required and customary closing conditions.

On October 1, 2007 the Company was removed from the official list of ASX Limited under listing rule 17.11, following its announcement and letter to Chess Depository Interest (“CDI”) holders dated June 22, 2007, indicating the Company’s intention to be removed from the official list of ASX Limited. After the delisting the remaining CDIs were converted into 851,475 shares of the Company’s common stock at a ratio of 1:1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q.

•

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

•	We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements.
•

Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report.

•

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.
•	You should not place undue reliance on these forward-looking statements.
•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,
o	the possibility that we may fail to preserve our expertise in online advertising and social bookmarking product development,
o	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,
o	that we may be unable to grow sources of revenue other than our listings revenue,
o	that we may be unable to attain or maintain customer acceptance of our publisher services products,
o	that changes in the distribution network composition may lead to decreases in traffic volumes,
o	that we may be unable to improve our match rate, average revenue per click, conversion rate or other advertiser metrics,
o	that we may be unable to achieve operating profitability,
o	that we may be unable to attract and retain key personnel,
o	that we may have unexpected increases in costs and expenses, or
o	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.
•

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

LookSmart is an online advertising and technology company that provides relevant solutions for advertisers and publishers. LookSmart offers advertisers targeted, pay-per-click (PPC) search and contextual advertising and banners via a monitored ad distribution network and offers publishers a customizable set of private-label solutions.

The Company’s extensive ad distribution network includes syndicated publishers and search partners. The Company’s application programming interface (API) allows advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Share-based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Ended September 30, 2007

During the three months ended September 30, 2007 we made a decision to align our business with greater strategic focus on meeting the performance advertising needs of advertisers and publishers within the Ad Center.

•

Growing our ad network. Total paid clicks for the third quarter of 2007 were 84 million compared to 100 million in the third quarter of 2006, a decrease of 16%. On a year-to-date basis total paid clicks were 297 million in 2007 compared to 261 million in 2006, an increase of 14%. In the third quarter of 2007, our average revenue per click (“RPC”) was $0.12 per click, compared to $0.10 per click for the third quarter of 2006. On a year-to-date basis our average RPC for 2007 was $0.11 per click, compared to $0.10 per click for 2006. We continue to drive growth in paid clicks through our ad sales efforts and through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers. We continue to focus on improving our private-labeled AdCenter for Publishers, and providing a tailored version of our Furl online book marking system for publishers. The release of LookSmart contextual in the second quarter of 2006, allowing listings ads to be contextually targeted, as well as a release of a solution for publishers’ unsold ad inventory known as “Platform Backfill,” are examples of improvements of the private-labeled AdCenter for Publishers.

Revenues

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Revenues	$12,629	$12,150	4%	$40,479	$33,823	20%

Revenues are derived from Advertiser Solutions, Publisher Solutions, and Consumer Sites. Revenues increased in the third quarter of 2007 by approximately $0.5 million, primarily as a result of increase in revenue from an advertising customer, as well as up-selling on existing large advertisers. This was offset by a decrease in volume of total paid clicks, 84 million for the third quarter of 2007, as compared to 100 million for the third quarter of 2006, a decrease of 16%. Average RPC increased in the third quarter of 2007 to $0.12 from $0.10 in the third quarter of 2006. On a year-to-date basis, revenues increased by approximately $6.9 million. Total paid clicks increased 14% and average RPC increased to $0.11 during the nine month period. Growth in page views and page view yield for FindArticles also contributed to an increase in online advertising revenues.

Revenue growth decreased from 33% for three months ended September 30, 2006 as compared to the same period in 2005, to 4% for the three months ended September 2007 as compared to the same period in 2006.

Cost of Revenues

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Traffic acquisition costs	$5,874	$6,145	(4)%	$19,266	$17,564	10%
Percentage of online advertising revenue	59%	64%		59%	65%
Content costs	392	290	35%	1,192	906	32%
Other costs	795	1,133	(30)%	2,443	3,437	(29)%

Total cost of revenues	$7,061	$7,568	(7)%	$22,901	$21,907	5%
Percentage of total revenue	56%	62%		57%	65%

For the three and nine months ended September 30, 2007 and 2006, approximately $0 and $4 thousand and $0 thousand and $10 thousand, respectively, of share-based compensation was included in cost of revenues.

Gross margin of 44% in the third quarter of 2007 was higher than gross margin of 38% in the third quarter of 2006. On a year-to-date basis gross margin improved to 43% compared to 35% for the same period in 2006. Traffic acquisition costs (TAC), the costs paid to our distribution network partners, decreased as a percentage of online advertising revenue in the third quarter of 2007 compared to the third quarter of 2006 and for the first nine months ended of 2007, compared to the first nine months of 2006, due to effective TAC management strategies. The presentation of traffic acquisition costs as a percentage of revenue in the above table was changed to conform to the current year’s presentation.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites, primarily FindArticles. Content costs increased in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006, due to increased costs charged by primary FindArticles content partners.

Other costs of revenue consist of connectivity costs, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies and amortization of intangible assets. These costs decreased in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 primarily due to a reduction in amortization as a result of the sale of Net Nanny in the first quarter of 2007 and full amortization of Furl in July of 2007, as well as a continuous, slight decline in connectivity costs resulting from cost efficiency efforts.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges and share-based compensation.

Sales and Marketing

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Sales and marketing	$1,880	$2,076	(9)%	$6,232	$5,933	5%
Percentage of revenues	15%	17%		15%	18%

For the three and nine months ended September 30, 2007 and 2006, approximately $41 thousand and $89 thousand and $126 thousand and $227 thousand, respectively, of share-based compensation was included in sales and marketing costs.

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

Sales and marketing expenses in the third quarter of 2007 decreased compared to the third quarter of 2006 primarily due to lower marketing costs of approximately $0.2 million associated with a decrease in advertising to support the Company’s outbound marketing programs. For the nine months ended September 30, 2007, sales and marketing expenses increased compared to the same period in 2006 as a result of increased labor costs of approximately $0.3 million and online promotional and marketing costs of approximately $0.3 million. These increases are partially offset by decreases in temporary staff costs and other expenses of approximately $0.2 million.

Product Development

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Capitalized software development costs	$(291)	$(355)	(18)%	$(1,095)	$(1,503)	(27)%
Other product development costs	4,205	4,360	(3)%	13,065	13,896	(6)%

Total product development expenses	$3,914	$4,005	(18)%	$11,970	$12,393	(3)%
Percentage of revenues	31%	52%		30%	37%

For the three and nine months ended September 30, 2007 and 2006, approximately $160 thousand and $156 thousand, and $478 thousand and $470 thousand, respectively of share-based compensation was included in product development costs.

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. The decrease in the amount capitalized for the third quarter of 2007 compared to the third quarter of 2006 was primarily related to a decrease in new product development as the magnitude and number of ongoing capitalizable projects decreased in 2007. For the same reasons year-to-date expenses also decreased.

The decrease in other product development expenses in the third quarter of 2007 compared to the third quarter of 2006 primarily relates to the decrease in labor costs due the resignation of the Chief Technical Officer in August of 2007, as well as a decrease in depreciation expense of approximately $0.1 million. On a year-to-date basis other product development expenses decreased due to a decrease in depreciation of approximately $0.6 million caused by lower capital expenditures, a decrease in amortization of $0.2 million due to full amortization of certain intangible assets and a decrease in professional services of approximately $0.1 million. These decreases were partially offset by an increase in temporary help of $0.2 million and other expenses of $0.4 million.

General and Administrative

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
General and administrative	$3,208	$2,831	133%	$9,146	$7,799	17%
Percentage of revenues	25%	23%		23%	23%

For the three and nine months ended September 30, 2007 and 2006, approximately $429 thousand and $524 thousand and $1,127 thousand and $1,087 thousand, respectively, of share-based compensation was included in general and administrative costs.

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

The increase in general and administrative expenses in the third quarter of 2007 compared to the third quarter of 2006 was driven by an approximate $0.5 million increase in labor costs due to a severance payment to our former Chief Executive Officer. In the third quarter of 2007 general and administrative expenses included professional and legal costs related to our planned delisting from the Australian Stock Exchange, the exploration of corporate opportunities and company restructuring activities. On a year-to-date basis general and administrative expenses increased primarily due to an increase in overall labor costs of $1.8 million due to replacement of temporary help with permanent employees within the finance department, partially offset by a decrease in temporary help of $0.3 million, as well as an approximately $0.3 million increase in subscriptions and registration fees.

Restructuring Charges

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Restructuring charges	$224	$—	100%	224	$—	100%
Percentage of revenues	2%	—		1%	—

In September 2007, the Company implemented a restructuring plan to eliminate 12 positions due to the Company’s decision to streamline the business. Severance charges associated with the reduction in force were $0.2 million. These costs are classified as restructuring charges on the Condensed Consolidated Statement of Operations and are included in Operating Expenses.

Impairment Charges

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Impairment charges	$1,645	$—	100%	1,645	$—	100%
Percentage of revenues	13%	—		4%	—

The Company completed the shut down of the Wisenut website and search functionality in September, 2007. As a result of the abandonment of the Wisenut assets, the Company determined that the associated assets, consisting primarily of intangible assets and capitalized software, are impaired as of the end of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of $1.6 million was recognized during the three months ended September 30, 2007.

Other Operating Income

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Other operating income (loss), net	$24	$—	100%	(99)	$—	(100)%

Other operating income increased in third quarter of 2007 compared to the third quarter of 2006 due to contingent purchase consideration earned from revenue sharing under the sale agreement with Content Watch, as well as a gain on the sale of Grub, Inc. to Wikia. Other operating income is offset by a $0.1 million retainer fee. On a year-to-date basis other operating income (loss) consists of $248 thousand loss on the sale of Net Nanny to Content Watch in the first quarter of 2007 offset by the contingent purchase consideration earned from revenue sharing under the sale agreement with Content Watch of $198 thousand from the date of sale through September 30, 2007, as well as $50 thousand gain on the sale of Grub, Inc. to Wikia. Other operating income is offset by a $0.1 million retainer fee.

Non-Operating Income, net

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Non-operating income, net	$489	$501	(2)%	1,522	$1,473	(4)%

Non-operating income, net is primarily comprised of interest income.

Interest income decreased in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 primarily due to lower cash, cash equivalents and investments in 2007.

Income Tax Expense

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Income tax income (expense)	$—	$—	0%	$(6)	$(11)	(45)%

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 during the current period.

The effective tax rate in upcoming quarters and for the year ending December 31, 2007 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain (Loss) from Discontinued Operations, Net of Tax

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Gain (loss) from discontinued operations, net of tax	$471	$(31)	1,619%	$410	$(31)	1,423%

In the third quarter of 2007, the Company completed the substantial liquidation of its Australian subsidiary. As a result, the Company recorded the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also recorded additional amounts relating to the finalization of the liquidation of various foreign operations in the third quarter of 2007. The Company expects to finalize the dissolution of these entities by December 31, 2007.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007, and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash flows used in operating activities	$(2,882)	$(8,146)
Cash flows provided by (used in) investing activities	$(11,374)	$4,691
Cash flows provided by financing activities	$276	$45

Our primary source of cash is receipts from revenue. The primary uses of cash are labor costs (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with our consumer sites, and professional services fees related to legal and audit costs. We ended the third quarter of 2007 with $37.4 million in cash, cash equivalents, and short and long-term investments, a decrease of $3.8 million from December 31, 2006 of $41.2 million.

The decrease in cash used in operating activities for the first nine months of 2007 compared to the first nine months of 2006 was primarily due to a decrease in net loss of approximately $2.8 million, a decrease of approximately $0.5 million in cash paid for accounts payable, a decrease in depreciation and amortization of approximately $1.1 million and a decrease of approximately $2.6 million in cash collected from accounts receivable. We received $1 million proceeds from the insurance carrier in relation to a settlement of a lawsuit, of which $0.6 million was applied to other current assets and $0.4 million to accrued expenses and other current liability.

Net cash used in investing activities for the first nine months of 2007 was higher than net cash provided by investing activities for the first nine months of 2006. We purchased approximately $19.6 million more investments during the first nine months of 2007. Further we sold $1.7 million more investments during the first nine months of 2007 than the same period of 2006. Additionally, we invested approximately $1.6 million in property, equipment and capitalized software development in the first nine months of 2007 compared to the same period in 2006, of which approximately $0.5 million was financed through a capital lease. The increase in cash used was partially offset by cash received from our joint venture in the amount of $0.4 million, as part of our liquidation process. We expect capital expenditures for technical equipment for the remainder of 2007 will be financed through a $5 million capital lease line of credit.

Net cash provided by financing activities during the first nine months of 2007 was higher than the same period of 2006 primarily due to approximately $77 thousand more in proceeds for the issuance of common stock related to our employee stock plans, as well as $0.2 million from the sale and lease back of equipment. This was offset by a $42 thousand of cash used in repayment of notes and $54 thousand of cash used for the repayment of our capital lease obligation.

We have outstanding standby letters of credit (“SBLC”) of $1.1 million at September 30, 2007 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of September 30, 2007, we were in compliance with all required covenants.

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

Contractual Obligations and Commercial Commitments

On April 6, 2007, the Company entered into a master lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on January 30, 2008 and is available for capital leases with rental terms from 36 to 48 months. Interest on capital leases is calculated using an interest rate of 7.76%. As of September 30, 2007 the Company drew down approximately $0.5 million on the capital lease line and repaid approximately $54 thousand for the nine months ended September 30, 2007.

On July 27, 2007, David Hills, the President, Chief Executive Officer and a member of the board of directors of the Company, resigned as an employee and director of the Company effective as of August 1, 2007, related to which the Company incurred obligations under a severance agreement. (See footnote 8, Commitments and Contingencies for further details).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our short-term and any long-term investments. We had no derivative financial instruments as of September 30, 2007 or December 31, 2006. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and nine months ended September 30, 2007, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our net income/ (loss) from a hypothetical 10% change in interest rates would not be significant.

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

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls and the 2006 close process, there were six significant deficiencies identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies; however, our independent registered public accounting firm’s testing of the effectiveness of our remediation efforts has not been completed as of September 30, 2007.

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

On December 2, 2005, plaintiffs filed a renewed motion for a preliminary injunction. Defendants responded on or around February 27, 2006. The Court has allowed certain discovery to proceed with respect to plaintiffs’ renewed motion. On or about May 23, 2006, plaintiffs were granted leave to amend their complaint to name additional plaintiffs. On or about September 8, 2006, plaintiffs served an amended complaint naming additional plaintiffs. The Company has since filed a general denial to the amended complaint. On April 13, 2007 the Court heard argument on defendants’ motion to dismiss for lack of subject matter jurisdiction and plaintiffs’ motion to allow non-restitutionary disgorgement. Both motions were denied. Subsequently, the parties entered into a Settlement Agreement and Release whereby (i) the Company agreed to make a payment of $15,000 to a designated charitable organization and continue its current policies banning acceptance of ads from gambling websites, and (ii) all plaintiffs would dismiss their claims against the Company with prejudice. On October 17, 2007, the amended complaint was dismissed with prejudice as to the Company.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. Plaintiffs’ counsel have stipulated to extend the stay as to LookSmart. In April 2007 the Plaintiffs and the Company came to an agreement in principle to settle the matter in its entirety. Any eventual settlement with plaintiffs will be subject to court approval. The Company has recorded an estimate of the amount of the loss on settlement which management has determined is probable and estimable during the quarter ended March 31, 2007. This estimate may change as a result of the final settlement arrangement. In addition, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at September 30, 2007. Accordingly, there is no current impact on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2007.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the three and nine months ended September 30, 2007. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one advertiser representing 12% of overall revenue for the three months ended September 30, 2007. For the nine months ended September 30, 2007 the same advertiser represented 9% of total revenue. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with one largest distribution network partner accounting for approximately 13% and 8% respectively, of our revenue for the three and nine months ended September 30, 2007. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers that generate a satisfactory volume of paid clicks at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 13% and 10%, respectively of our revenue for the three and nine months ended September 30, 2007. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they may have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $4.3 million and $9.8 million for the three and nine months ended September 30, 2007 and as of September 30, 2007 our accumulated deficit was approximately $227.3 million. We may be unable to achieve profitability in the foreseeable future and, if we regain profitability, we may be unable to maintain it. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our advertisers spend on our ad network, expand our advertiser base and offer our publisher products to additional publisher customers and experience an increase in paid clicks. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, marketing and search technologies (exemplified by our renewed focus on our vertical search business), and enhance our search services. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. In the three and nine months ended September 30, 2007, for example, our average revenue per click was consistent with three and nine months ended September 30, 2006. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

Our growth depends upon our ability to offer and support our technology services to online publishers, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to offer and host syndicated technology services to online publishers. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. Also, we do not have significant experience offering services to online publishers, and we may not gain publisher acceptance of our offerings. We may be unable to successfully implement syndicated publisher solutions, or our implementation of a solution may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution or to increase their reliance on other online advertising service providers at the expense of our solution. These failures could have an adverse effect on our business and results of operations.

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The Internet search industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition, and generate traffic to our consumer web properties in order to maintain and grow revenue and reach our profitability goals. New advertising technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert web traffic away from our Ad Center for Publishers’ ad network and consumer web sites. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to forecast our results accurately, particularly over longer periods.

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted ad products and other types of online advertisements. We compete for advertisers on the basis of the quality and composition of our ad network, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the price per click charged to advertisers. We also experience competition for offering our technology to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition higher price per clicks, better relevance and conversion rates, or better products and services than we have.

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

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004, (which was sold in the first quarter of 2007) and from Furl, LLC in the third quarter of 2004, that is part of consumer products activities and assets, that the Company is in the process of divesting. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. Also, our September restructuring has placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. For example, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in June 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. We expect the transition to a new Chief Financial Officer will also place an increased burden on our Finance staff. In addition, our interim CEO joined us in August 2007 and two of our sales vice presidents joined us in April 2007. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to create and edit listings, compile and distribute our advertisement products, track paid clicks, and detect click fraud. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our listings ads for distribution to particular distribution network partners,

•	substantial increases in the number of queries to our database,

•	substantial increases in the number of listings in our ad databases, or

•	the addition of new products or new features or changes to our products.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or lead us to change the way we conduct our business

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, license or acquire content and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or consumer sites or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

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

Our advertisers and partners may place information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to advertisers and sponsors, which could result in a decline in our revenue.

We and some of our distribution network partners or advertisers retain information about our consumers. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our distribution network partners or advertisers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to privacy laws, regulations and enforcement actions which could increase our costs in defending such claims and damages.

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

LOOKSMART, LTD.

By:	/s/ JOHN SIMONELLI
John Simonelli, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and June 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.13*	LookSmart, Ltd. Form Change of Control/Severance Agreement.

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated June 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33‡	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

Exhibit Number	Description of Document
10.36‡	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47*‡	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006.

10.48*‡	License Agreement between the Registrant and Oversee.net dated April 1, 2004.

Exhibit Number	Description of Document
10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.61	Employment offer letter between the Registrant and its Chief Financial Officer dated October 20, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005).

10.62	Employment offer letter between the Registrant and its Vice President, Marketing dated as of December 4, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.