Form 10-K
period 2007-12-31
LOOKSMART LTD
filed 2008-03-17
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2007, was approximately $67,543,542. Shares of voting stock held by each executive officer, director and person who owns 5% or more of the outstanding voting stock have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 2008, 17,778,946 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2007.

PART I

PART I

•

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

•	We use words such as “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in online advertising and publisher solutions product development,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that we may be unable to grow sources of revenue other than our listings revenue,

•	that we may be unable to attain or maintain customer acceptance of our publisher solutions products,

•	that changes in the distribution network composition may lead to decreases in query volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may be unable to achieve profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

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

ITEM 1.    BUSINESS

Overview

LookSmart is an online advertising and technology solutions company that provides relevant solutions for advertisers and publishers. LookSmart offers advertisers targeted, pay-per-click (PPC) search, contextual search, and display advertising via a monitored ad distribution network, and offers publishers a customizable set of private-label open advertiser network solutions.

The Company’s extensive ad distribution network includes syndicated publishers and search partners. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of ad campaigns.

LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability, which allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The unique capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an open marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of linked publishers.

Products and Services

LookSmart’s revenue sources are divided into three categories:

1.	Advertiser Networks

2.	Publisher Solutions

3.	Consumer Sites

Advertiser Networks

LookSmart develops, markets, and sells premium and performance advertising products to text and display advertisers and advertising agencies. Advertisers reach customers with our sponsored search products, also known as pay-per-click “PPC” advertising. Our sponsored search products give advertisers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, Category, or “Run of Network”) to maximize advertiser Return on Investment (“ROI”). Ads are distributed through an extensive network of syndication partners.

LookSmart actively pursues relationships with portals, internet service providers, media companies, other ad networks, search services and other websites to maintain and increase the distribution of our online search advertising. These relationships are key drivers of our growth because more distribution typically results in more online advertising revenues. We derive the majority of our traffic from our PPC distribution network partners. Each click is verified through LookSmart® TrueLead™, our proprietary network traffic monitoring and management process.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple advertisers to upload keywords, manage daily budgets, set rates and view reports—including spend data that is updated hourly. Advertisers can also access keyword suggestions, price and traffic estimates, online help and FAQs. The AdCenter API is also available for advertisers and agencies that use third-party or in-house systems to analyze and manage their search campaigns.

Publisher Solutions

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be implemented stand–alone, branded according to publishers’ needs, and integrated as part of LookSmart’s Open Search Advertising Marketplace. We offer publishers:

•

Command and control over revenue diversification and growth via the AdCenter for Publishers. We provide a comprehensive private-labeled ASP solution that provides publishers with the ability to own and grow their advertisers relationships, increase their distribution capacity, and diversify their revenue sources. Our AdCenter for Publishers offers a customizable set of services and technology to integrate multiple sources of advertisers, including dominant third-party feeds, within a single auction-based platform for Cost-per-Click (“CPC”) text-based advertising. We offer our publishers a “backfill” of advertisers so they can quickly ramp their online operations and not lose time or existing revenue sources while establishing their advertiser relationships. Connecting multiple installations of the AdCenter for Publishers together allows LookSmart to create an open marketplace environment that empowers publishers to share, leverage, and exchange their advertisers for expanded distribution. The LookSmart Open Search Advertising Marketplace serves publishers by increasing the competitive pool of advertisers in their respective auction, increasing CPCs, yield and revenue potential; and it increases the breadth and depth of distribution for advertisers allowing for greater expression of advertiser budgetary spend.

•

Audience retention and growth via Furl for Publishers, an online, personal/customized social bookmarking tool and filing cabinet. This archiving tool helps publishers grow their audience by acting as a constant reminder of valuable content.

•	An ad network to augment revenues by helping publishers monetize traffic on their websites.

Consumer Sites

In 2007, LookSmart operated various consumer sites that included both search and content sites, parental webfiltering software, as well as a unique social bookmarking and tagging tool that enables consumers to archive webpages:

•

NetNanny—Net Nanny is a software product for family-friendly web surfing. This software enables consumers to set web access parameters for specific family members. The service, which is accessible to consumers at www.netnanny.com was sold to Content Watch in January 2007.

•

FindArticles.com—LookSmart’s FindArticles.com website enabled consumers to search a large database of quality content from more than 10 million articles. The service, which is accessible to consumers at www.FindArticles.com, was sold to CNET Networks in November 2007.

•

Vertical search sites—LookSmart’s vertical search sites selected appropriate resources by category and delivered more relevant search results, including health, finance, entertainment and auto. In December of 2007, LookSmart, as part of its strategy to exit the consumer business, decommissioned all of its vertical search sites.

•

Furl.net—Furl.net (“Furl”) is an online, social bookmarking service. Furl enables members to simply and securely save webpages in their entirety. Unlike some other social bookmarking tools, Furl captures the original content of the page so that consumers do not lose their content to a dead link. As a result, users can instantly find what they have historically saved by searching their online personalized categories from any computer. In addition, Furl users can publicly share links to bookmarked webpages and help other users find those pages.

In August 2007, the Company’s management made a decision to exit certain consumer activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. The Company sold FindArticles, the assets relating to Grub and the websites associated with Zeal. The Company continues to own Wisenut and owns and operates Furl.

Technology

LookSmart’s principal assets include the AdCenter, our advertising auction platform, which consists of indexing ads, analyzing webpage information to match advertising to relevant content, matching search queries to advertising, integrating third-party ads, utilizing advanced fraud detection techniques, high-volume ad servicing, and tracking, analyzing and reporting on advertising responses and campaigns. We rely on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart®, WiseNut®, Ad Solutions and Furl™. We also have patents pending on various aspects of our ad delivery and search technologies.

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

Furl.net

Furl.net is an online, social bookmarking service. Furl enables members to simply and securely save webpages in their entirety. Unlike some other social bookmarking tools, Furl captures the original content of the page so that consumers do not lose their content to a dead link. As a result, users can instantly find what they have historically saved by searching their online personalized categories from any computer. In addition, Furl users can publicly share links to bookmarked webpages and help other users find those pages.

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

We compete on three main fronts, 1) attracting and growing our base of advertisers to purchase our online search advertising products, 2) attracting and maintaining distribution network partners to join our advertising network, and 3) attracting and maintaining publishers to utilize our search advertising technology assets. The basis on which we compete differs amongst the three fronts. In addition, while internet advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

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

In the U.S., state and federal laws relating to the liability of providers of online services for activities of their consumers, and the liability of providers of online advertisers ads and activities, are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched by consumers, the advertisements shown to consumers or the content generated by consumers. Likewise, other federal laws could have an impact on our business. For example, the Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

International Operations

Following the termination of our distribution network partner contract with Microsoft in the first quarter of 2004, we concluded that our international businesses were no longer strategically or financially viable. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004. We are still in the process of finalizing certain transactions relating to these operations. We expect to finalize the dissolution of these entities during 2008, which may result in insignificant adjustments to the current balance sheet estimates related to the final closure of these entities.

While we do not currently employ professionals outside of North America, several of our advertising and publishing customers, as well as our distribution partners seek to do business outside of North America. We have been able to serve these customers from our North American offices.

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

LookSmart provides relevant content, advertising and technology solutions to consumers, advertisers and publishers. Marketing activities are designed to support and grow our business by targeting:

•	Advertisers—We deliver online search advertisements to a network of syndicated publishers and search engine partners.

•	Publishers—We offer a suite of customizable tools and solutions that help publishers grow their audience, search advertiser relationships, and revenue.

•	Consumers—Our consumer websites are where consumers look for what they need, coupling search results with the ability to save content and share links using Furl.net.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2007, we had 93 employees.

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

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

Risks Related to our Business

Our financial results are highly concentrated in the online advertising business; if we are unable to grow online advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of search listings advertisements accounted for substantially all of our revenues for the year ended December 31, 2007. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Search advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one advertiser representing 15% and one publisher customer representing 9% of overall revenue for the year ended December 31, 2007. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenues may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with our largest distribution network partner accounting for approximately 13% of our revenues for the year ended December 31, 2007. In 2006 our three largest distribution network partners accounted for approximately 28% of our revenues. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenues may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends in large part on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers that generate a satisfactory volume at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 76% of our Publisher Solutions revenues and 9% of our overall revenues for the year ended December 31, 2007. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they may have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net income of $3.4 million, which includes a gain of approximately $14.2 million resulting from the sale of certain consumer assets of the Company in the year ended December 31, 2007 and as of December 31, 2007 our accumulated deficit was $214.0 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our advertisers spend on our ad network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, or rate at which paid listings are matched against search queries, due to various factors. We may experience decreases in revenue per click or average match rate in the future for many reasons, including erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of keywords purchased by advertisers, or for other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to maintain or improve our financial results and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our search advertiser base; if our search advertiser base and average advertiser spend falls, our financial results will suffer

Our growth depends on our ability to build an advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of small distribution sources, may change as new distribution sources are added and old distribution sources are removed. Advertisers may view these changes to the distribution network negatively, and existing or potential advertisers may elect to purchase fewer or no listings advertisements for display on our distribution network. If this occurs, it is likely that our average revenue per click and average match rate may decline and our stock price would likely suffer.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The online advertising industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our Ad Center and AdCenter for Publishers’ ad networks. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted ad products and other types of online advertisements. We compete for advertisers on the basis of the quality and composition of our ad network, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the price per click charged to advertisers. We also experience competition for offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher revenues per click, better relevance and conversion rates, or better products and services than we have.

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

We have acquired businesses and technologies in recent years, including the acquisition of Net Nanny from BioNet Systems, LLC in the second quarter of 2004, (which was sold in January of 2007) and Furl, LLC in the third quarter of 2004. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and a strain on our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to continue to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our September 2007 restructuring has placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. For example, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in June 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. Our Chief Executive Officer joined us in that role in August 2007, and two of our General Managers, who have responsibility for our Ad Network and Publisher Solutions, joined us in April 2007. Other members of management have joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot provide assurance that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to analyze webpage information to match advertising to relevant content, match search queries to advertising, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our matching algorithms and ad serving technologies,

•	substantial increases in the number of search queries to our database,

•	substantial increases in the number of advertisements in our advertising databases, or

•	the addition of new products or new features or changes to our products.

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

Risks Related to Operating in our Industry

Seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

If we fail to prevent, detect and remove invalid clicks, we could lose the confidence of our advertisers and our business may suffer

Invalid clicks, most often due to “click fraud”, are an ongoing problem for the Internet advertising industry, and we are exposed to the risk of invalid clicks on our paid listings. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. For example, in March 2005 the Company was served with the second amended complaint in a class action lawsuit (Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our products, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

Any failure in the performance of our key operating systems could materially and adversely affect our revenues

Any system failure that interrupts our hosted products or services, whether caused by computer viruses, software failure, power interruptions, intruders and hackers, or other causes, could harm our financial results. For example, our system for tracking and invoicing clicks is dependent upon a proprietary software platform. If we lose key personnel or experience a failure of software, this system may fail. In such event, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation. Moreover, our services are governed by Service Level Agreements that, if not met, require the payment of credits to our customers depending upon the level of service interruption.

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

Our business and operations depend on Internet service providers and third party technology providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues

Our consumers, distribution network partners and customers depend on Internet service providers, online service providers and other third parties for access to our services. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We also have agreements with third-party click tracking and ad-serving technology providers. We also have an agreement with AboveNet Communications, Inc. to provide network connectivity services. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have developed a 30-day disaster recovery plan to respond in the event of a catastrophic loss of our critical, revenue-generating systems. We have an agreement with Raging Wire, Inc. in Sacramento, California to provide co-location and networking services for our critical systems in such an event. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize and record revenue would suffer.

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Internet users, advertisers, other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Lawsuits are filed against us from time to time. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our insurance may not adequately cover claims of this type, if at all. If a court were to determine that some aspect of our services infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenue and business. For any of the foregoing reasons, litigation involving our listings business and technology could have a material adverse effect on our business, operating results and financial condition.

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. For example, in November of 2007, we received a request for indemnification from one publisher customer relating to a patent infringement suit filed against it. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or our publisher customers’ advertisers or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we or our publishers’ customers can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. In 2007, the Federal Trade Commission proposed new regulations relating to online behavioral targeting. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. As we continue our Section 404 compliance efforts we may identify significant deficiencies, or material weaknesses, in the design and operation of our internal control over financial reporting. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress and Federal Trade Commission is considering new legislation and regulations to regulate Internet privacy, and the Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet consumers may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

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

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage and transmission over public networks of confidential information. Although we have developed and use systems and processes that are designed to protect customer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our customers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

In 2007 we entered into a capital lease line, which will expire on March 30, 2008. We may need to renew the existing lease line or we may need to enter into additional credit facilities to operate the business. There is no guarantee that we will be successful in securing a new credit facility or renewing the existing line of credit due to the current market conditions.

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

Risks Related to the Capital Markets

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter for Publishers customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of advertisers who purchase our listings, or the amount of spending per customer,

•	changes in the amount, frequency and page views by consumers of our consumer sites,

•	the revenue-per-click we receive from advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network,

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners,

•	fluctuations in audience and page impressions, or

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid a loss

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. Also, because we have made significant changes as a result of the expiration of our contractual relationship with Microsoft’s MSN in the first quarter of 2004, it is extremely difficult to evaluate our business and prospects. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a relatively new business, many of which are beyond our control.

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

A significant market downturn may lead to a decline in the value of securities we hold in our investment portfolio

During the second half of 2007, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. This downturn may adversely affect the value and liquidity of securities we hold in our investment portfolio.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to November 30, 2009. We currently have six primary subtenants at our headquarters facility in San Francisco. We have subleased approximately 58,750 square feet of space through October 2009, at a rate less than our obligation under the original lease, and 34,595 square feet of space through November 2009, at a rate greater than our obligation under the original lease.

In 2007, we also leased office space in New York. The lease facility has a lease term extending through December 2008.

ITEM 3.    LEGAL PROCEEDINGS

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

On or about November 20, 2007 the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of $2.54 million to be allocated as follows: (a) the Class Member Fund; (b) the Fees Award to Class Counsel, which shall not exceed the amount of $585,000 and (c) the Incentive Award to the three Class Representatives, which shall not exceed the collective amount of $15,000. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who filed timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement. The Company has recorded an estimate of the amount of the loss on settlement which management has determined is probable and estimable at December 31, 2007. This estimate may change depending on the amount of credits redeemed by class members.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq National Market under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq National Market for each period indicated:

	HIGH	LOW
2006
First quarter	$5.64	$3.87
Second quarter	$5.43	$3.24
Third quarter	$3.48	$2.25
Fourth quarter	$5.09	$2.78
2007
First quarter	$5.38	$3.83
Second quarter	$4.24	$3.21
Third quarter	$4.13	$2.45
Fourth quarter	$3.37	$2.27
2008
First quarter (through March 12, 2008)	$3.73	$3.25

LookSmart had approximately 4,981 holders of record of common stock as of March 12, 2008. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2008 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

On November 7, 2007, the Company adopted a stockholder rights plan and initially declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. See Note 11 (Stockholders’ Equity) for further details.

Subsequent to the year end, on February 22, 2008, LookSmart repurchased 5,151,504 of its shares via a modified Dutch Auction Offer at $3.40 per share for a total cost of approximately $17.5 million. See Note 18 (Subsequent Events) for further details.

On February 26, 2008, LookSmart announced that its Board of Directors authorized a stock repurchase program pursuant to which up to $5 million of its outstanding common stock may be repurchased through December 31, 2008. See Note 18 (Subsequent Events) for further details.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2005, 2006 and 2007.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on LookSmart common stock to the Nasdaq Stock Market (U.S.) Index and RDG Internet Composite Index. The graph covers the period from December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in LookSmart common stock and in each index, and that all dividends were reinvested. LookSmart has not paid or declared any cash dividends on its common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
LookSmart, Ltd.	$100.00	$62.50	$88.29	$30.32	$35.98	$25.73
Nasdaq Stock Market (U.S.)	100.00	149.75	164.64	168.60	187.83	205.22
RDG Internet Composite	100.00	142.03	160.33	156.82	177.45	206.14

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$56,164	$48,673	$41,359	$76,996	$134,832
Gross profit (1)	24,030	18,184	13,738	32,216	64,611
Impairment charge	1,645	—	—	—	—
Other operating income*	14,461	—	—	—	—
Income (loss) from continuing operations* (1)	3,038	(13,633)	(17,907)	(11,043)	7,307
Net income (loss)* (1)	3,431	(13,666)	(17,797)	(9,638)	5,786
Net income (loss) per share—Basic** (1)
Income (loss) from continuing operations	$0.13	$(0.60)	$(0.79)	$(0.49)	$0.35
Net income (loss)	$0.15	$(0.60)	$(0.78)	$(0.43)	$0.28
Net income (loss) per share—Diluted** (1)
Income (loss) from continuing operations	$0.13	$(0.60)	$(0.79)	$(0.49)	$0.34
Net income (loss)	$0.15	$(0.60)	$(0.78)	$(0.43)	$0.27

(1)

Includes the impact of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment.” For additional information, refer to Footnote 11 (Stockholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$56,207	$41,156	$51,307	$63,900	$69,934
Working capital	48,595	33,520	45,029	49,063	59,270
Total assets	80,293	72,557	83,008	101,088	126,092
Long-term debt and capital lease obligations, net of current portion	770	126	184	236	283
Total stockholders’ equity	$62,955	$57,549	$68,451	$86,100	$86,297

*	Other operating income included a net gain on sale of certain consumer assets and contingent purchase consideration received of the following amount:

•	$14.5 million in 2007,

*	Income (loss) from continuing operations included a restructuring charge (benefit) of the following amounts:

•	$0.2 million in 2007,

•	$(0.3) million in 2006,

•	$1.0 million in 2005,

•	$4.2 million in 2004,

•	$4.0 million in 2003.

*	Income (loss) from continuing operations included our share of joint venture income (losses) of the following amounts:

•	$26 thousand in 2007,

•	$0.2 million in 2006,

•	$0.0 million in 2005,

•	$(0.1) million in 2004,

•	$(0.6) million in 2003.

*	In 2003, net income included an extraordinary gain from the purchase of joint venture entities of $0.2 million.

**	Per share amounts have been retroactively adjusted for the effects of the one-for-five reverse stock split effected in October 2005.

In the first quarter of 2004, we signed agreements to sell certain of the assets and activities of our Australian, British and Japanese subsidiaries. Accordingly, the selected consolidated financial data set forth above has been recast to remove the results of those international operations from continuing operations for all periods presented. Results of the international operations are included in the Consolidated Financial Statements, as presented in Item 8, herein, in the separate line item gain (loss) from discontinued operations, net of tax, for all periods presented. For further information, see Note 17 (Discontinued Operations) in our Notes to Consolidated Financial Statements.

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

•	We use words such as “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in online advertising and social bookmarking product development,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that we may be unable to grow sources of revenue other than our listings revenue,

•	that we may be unable to attain or maintain customer acceptance of our publisher services products,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that changes in the distribution network composition may lead to decreases in traffic volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may be unable to achieve profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described above in the section entitled “Risk Factors” (Item 1A of this Annual Report on Form 10-K) and elsewhere in this report may occur.

•

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

LookSmart is an online advertising and technology solutions company that provides relevant and effective solutions for advertisers and publishers. LookSmart offers advertisers targeted, pay-per-click (PPC) search and contextual search advertising and banners via a monitored ad distribution network and offers publishers a customizable set of private-label open search advertising network solutions.

The Company’s extensive ad distribution network includes syndicated publishers and search partners. The Company’s application programming interface (API) allows advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability, which allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The unique capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an Open Search Advertising Marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of liked publishers.

Critical Accounting Policies and Estimates

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results may differ from those estimates. The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

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

Revenues associated with online advertising products, including Advertiser Solutions and banner advertisements are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ads that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs and are included in cost of revenues. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent ( “EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). See Note 9—“Income Taxes” in the consolidated financial statements for additional information.

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

Restructuring Charges

We have recorded a restructuring accrual related to closing certain leased facilities, as well as severance costs related to workforce reduction in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal of Activities (“SFAS 146”). Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation . SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview of 2007

Revenues for 2007 were $56.2 million, with a net income of $3.4 million. The following developments during 2007 were key to our business:

•

Growing our ad network.    Total paid clicks for the year-ended December 31, 2007 were 417 million compared to 365.5 million during the same period of 2006, an increase of 14%. On a year-to-year basis, our average revenue per click (“RPC”) remained consistent at $0.11 compared to the same period of 2006. We continue to drive growth and efficiency through our ad sales efforts and through our ongoing ad network optimization efforts, as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers.    We continued to focus on improving our private-labeled AdCenter for Publishers. The release of a solution for publishers’ unsold ad inventory known as “Platform Backfill” in the second quarter of 2007, is an example of improvements of the private-labeled AdCenter for Publishers.

•

Developing a consumer audience.    We leveraged our core expertise in directories, database structures, algorithmic searches and communities by integrating Furl and other LookSmart technologies to provide a compelling environment for both customers and advertisers. In August 2007, the Company’s management made the decision to exit the consumer products activities and to sell or otherwise dispose of some of the various related websites and assets associated with the consumer properties revenue stream.

Revenues

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Online advertising revenues:
Advertiser Networks	46,191	20%	38,397	4%	36,964
Publisher Solutions	5,583	(8)%	6,067	296%	1,531
Consumer Sites	4,390	4%	4,209	47%	2,864

Total revenues	$56,164		$48,673		$41,359

Online advertising revenues are derived from Advertiser Networks, Publisher Solutions, and Consumer Sites sources.

Revenues from Advertiser Networks increased in 2007 by approximately $7.8 million, primarily as a result of increased volume of total paid clicks, 417 million in 2007 as compared 365.5 million in 2006. In 2007, average revenue per click (RPC) remained consistent at $0.11 compared to the same period in 2006. The overall increase is due to Run-of-Site product campaigns being put on more premium traffic.

In 2006 revenues from Advertiser Networks increased by approximately $1.4 million, primarily as a result of increased volume of total paid clicks, 365.5 million in 2006 as compared to 306 million in 2005. In 2006, average RPC declined to $0.11 per click, from $0.12 per click for 2005. The decline in average RPC was primarily due to an increase in low-RPC advertisers during 2006, as compared to 2005, as a result of the introduction of the new Run-of-Site advertising product during Q3 2005. In 2005, we began removing low-converting traffic from our distribution network. During this time, our RPC decreased as advertisers were less willing to pay our previous rates for low-quality traffic.

Revenues from Publisher Solutions decreased in 2007 by approximately $0.5 million, primarily due to a renegotiated contract with our significant customer with a lower revenue share percentage, combined with lower volumes. This customer represents approximately 76% of our Publisher Solutions revenues.

In Q3 2005 we launched the AdCenter for Publishers, which is the primary source of our revenues from our Publisher Solutions, which contributed to the approximately $4.5 million increase in revenues during 2006.

Revenues from our Consumer Sites were driven by our FindArticles product. In November 2007, we sold FindArticles. Revenue from our Consumer Sites increased on a year-over-year basis from 2006 by approximately $0.2 million due to an increase in new banner advertisers and increase in page views. The increase in Consumer Sites revenue was partially offset by a decrease due to the shutdown of Wisenut search revenue in the third quarter of 2007 and Net Nanny revenue, due to its sale in the first quarter of 2007, as well as the sale of FindArticles in November 2007. In 2006, revenues from our Consumer Sites increased to $4.2 million from $2.9 million in 2005. This increase was primarily due to revised strategic positioning of our advertisement banners, as well as our text advertisements through third party ad serving.

Cost of Revenues

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Traffic acquisition costs	$27,746	13%	$24,600	14%	$21,560
Percentage of Advertiser Networks revenues	60%		64%		58%
Content costs	1,408	4%	1,356	29%	1,049
Other costs	2,980	(34)%	4,533	(10)%	5,012

Total cost of revenues	$32,134	5%	$30,489	10%	$27,621

Percentage of total revenues	57%		63%		67%

For the years ended December 31, 2007 and 2006, approximately $0 thousand and $13 thousand, respectively, of share based compensation was included in cost of revenues.

Gross margin of 43% for the year ended December 31, 2007 was higher than gross margin of 37% for the same period in 2006. Traffic acquisition costs, the costs paid to our distribution network partners, increased in 2007 compared to 2006. This was due to a deliberate operating decision to accept higher traffic acquisition costs (TAC) in order to drive higher top-line advertising revenues and bottom-line profit contribution in the Advertiser Network.

Traffic acquisitions costs, the costs paid out to our distribution network partners, increased in 2006 compared to 2005, which coincides with our increase in online advertising revenue.

Content costs represent amounts paid to license searchable content that is displayed on our network of owned-and-operated consumer sites. Content costs increased in 2007 as compared to 2006, due to higher content costs in 2007 caused by overall traffic increase in the Company’s consumer sites. As of December 31, 2007 consumer sites have been decommissioned.

Content costs increased in 2006 as compared to 2005, due to higher content costs in 2006 caused by the overall traffic increase on the Company’s consumer sites.

Other costs of revenues consist of connectivity costs, equipment depreciation, expenses relating to hosting advertising operations, commissions paid to advertising agencies, amortization of intangible assets, and credit card fees. These costs decreased in 2007 compared to the same period of 2006 primarily due to a decrease in amortization of certain intangibles of approximately $0.7 million, as a result of the sale of intangible assets of Net Nanny in the first quarter of 2007 and write down of Wisenut intangibles in the third quarter of 2007 and a decrease in amortization of Furl intangibles, a slight decline in connectivity costs of approximately $0.4 million resulting from cost efficiency efforts and the sale of FindArticles in the fourth quarter of 2007, as well as approximately $0.4 million of certain salaries previously classified as part of cost of revenue, and in 2007 classified as part of operating expenses.

Other costs decreased in 2006 compared to the same period of 2005 primarily due to reduction in bank and credit card fees, as well as a continuous, slight decline in connectivity costs of approximately $0.2 million resulting from cost efficiency efforts.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges and share-based compensation.

Sales and Marketing

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Sales and marketing	$8,234	4%	$7,930	19%	$6,641
Percentage of total revenues	15%		16%		16%

For the years ended December 31, 2007 and 2006, approximately $199 thousand and $266 thousand, respectively, of share-based compensation was included in sales and marketing expenses.

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

Sales and marketing expenses increased in 2007 compared to 2006 primarily due to increase in labor related costs of approximately $0.8 million, offset by a decrease in other expenses of approximately $0.3 million, decrease in bad debt of approximately $0.1 million, and a decrease in marketing costs of approximately $0.1 million.

Sales and marketing expenses increased in 2006 compared to 2005 primarily due to increased advertising efforts of approximately $0.4 million and increased sales personnel related to efforts to obtain new advertising accounts and publisher customers of approximately $0.1 million.

Product Development

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Capitalized software development costs	$(1,351)	(30)%	$(1,920)	160%	$(738)
Other product development costs	16,694	(7)%	17,909	(5)%	18,929

Total product development costs	$15,343	(4)%	$15,989	(12)%	$18,191

Percentage of total revenues	27%		33%		44%

For the years ended December 31, 2007 and 2006, approximately $637 thousand and $607 thousand, respectively, of share-based compensation was included in product development expenses.

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing. During 2007 compared to 2006, the decrease in capitalized software development costs was due to a decrease in new product development as the magnitude and number of ongoing capitalizable projects decreased in 2007.

The decrease in other product development expenses during 2007 compared to 2006 primarily relates to the decrease in depreciation and amortization of approximately $0.8 million due to the end of life of certain fixed assets, as well as a decrease in labor costs of approximately $0.3 million, as well as a decrease in computer and office supplies of approximately $89 thousand.

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

The decrease in other product development expenses during 2006 compared to 2005 primarily relates to the decrease in depreciation and amortization of approximately $1.0 million due to end of life for certain fixed assets, as well as lower facilities cost allocations of approximately $13 thousand. Facilities costs declined in 2006 due to an increase in acquisition of sub-tenants to offset rent expense. This is partially offset by an increase in temporary staffing costs to meet requirements of current development efforts.

General and Administrative

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
General and administrative	$11,833	15%	$10,324	32%	$7,835
Percentage of total revenues	21%		21%		19%

For the years ended December 31, 2007 and 2006, approximately $1,363 thousand and $1,436 thousand, respectively, of share-based compensation was included in general and administrative expenses.

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

The increase in general and administrative expenses during 2007 compared to 2006 was primarily driven by an approximate $1.4 million increase in labor costs due to approximately $0.5 million of severance costs related to the former CEO, and various other staff, an increase in subscriptions and registration fees of approximately

$0.3 million, primarily related to the ASX delisting, as well as an increase in audit fees of approximately $0.3 million. The increases were partially offset by a decrease in temporary help of approximately $0.4 million and a decrease in other expenses of approximately $0.2 million.

The increase in general and administrative expenses during 2006 compared to 2005 was primarily driven by an approximate $0.9 million increase in labor costs due to various staffing requirements and share-based compensation costs.

Restructuring Charges

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Restructuring charges	$223	(177)%	$(290)	(128)%	$1,024
Percentage of total revenues	—%		(1)%		2%

Employee Severance Costs

In September 2007, the Company implemented a restructuring plan to eliminate 12 positions due to the Company’s decision to streamline the business. Severance charges associated with the reduction in force were approximately $0.2 million. No restructuring charges related to employee severance were incurred in 2006 and 2005. These costs are classified as restructuring charges.

Lease Restructuring Costs

As part of a restructuring plan which began in 2003, we closed and began to sublet redundant leased facilities and recorded initial restructuring liabilities in 2003 and 2004. During the first half of 2005, we had limited success in subleasing our unused space since the establishment of the restructuring liability, and we modified our original estimates. This resulted in additional restructuring charges of approximately $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, we executed an agreement to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability of $0.3 million. A further reduction of the restructuring liability of approximately $0.6 million was recorded in the fourth quarter of 2005 based on an agreement with a new sublessee, which was executed in February 2006.

In the fourth quarter of 2006 we recorded a restructuring benefit of approximately $290 thousand related to the extension of sublease arrangements for portions of our additional unused space. No restructuring charges related to leased facilities were incurred in 2007.

The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

Impairment Charges

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Impairment charges	$1,645	100%	$—	—%	$—
Percentage of total revenues	3%		—%		—%

The Company completed the shut down of the Wisenut website and search functionality in September, 2007. As a result of the abandonment of the Wisenut assets, the Company determined that the associated assets, consisting primarily of intangible assets and capitalized software, were impaired as of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of $1.6 million was recognized during the third quarter of 2007.

Other Operating Income (Expense)

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Other operating income	$14,461	100%	$—	—%	$—

Other operating income (expense) in 2007 consists of net gain and contingent purchase consideration received from the sale of certain consumer assets of approximately $14.2 and $0.3 million, respectively. $14.5 million of the net gain was recognized in the fourth quarter of 2007.

Non-Operating Income (Expense)

Interest and Other Non-Operating Income, net

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Other income (expense), net	$13	(75)%	$51	(77)%	$220
Interest income	$2,067	6%	$1,954	5%	$1,857
Interest expense	$(31)	7%	$(29)	0%	$(29)
Share of joint venture income (loss)	$26	(84)%	$165	100%	$—

Other income (expense), net includes foreign exchange gains and losses, realized gains or losses on investments, and other non-operating items. In 2007, other income decreased primarily due to a decrease in investment activity. In 2006, other income decreased primarily due to a decrease in foreign exchange gain.

Interest income includes income from our cash, cash equivalents and investments. The increase in 2007 from 2006 was primarily due to higher overall balances in our investment portfolio. The increase in 2006 from 2005 was primarily due to higher overall interest rates earned by our investment portfolio.

Interest expense primarily includes interest due on our note payable and was comparable for 2007, 2006, and 2005.

We recognized a share of joint venture income of $26 thousand in 2007 and approximately $0.2 million in 2006, as well as received a cash consideration of approximately $0.4 million in the third quarter of 2007, as a result of winding-down activities in 2007 and 2006 of the joint venture with British Telecommunications. As of December 31, 2007 the joint venture was dissolved.

Income Tax Expense

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Income tax expense	$(250)	4900%	$(5)	150%	$(2)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The only periods subject to examination for the Company’s U.S. federal tax returns are the 2004, 2005, 2006 and 2007 tax years. The periods subject to examination for the Company’s state tax returns are years 2003 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with tax authorities audits is to record such items as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

The effective tax rate in upcoming years and for the year ended December 31, 2007 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates and any non-deductible items related to acquisitions or other non-recurring charges.

Income tax expense was approximately $0.3 million in 2007 compared to approximately $4,800 in 2006. The increase in income tax expense was due to the net income incurred in 2007 compared to a net loss in 2006. The income tax expense primarily consists of alternative minimum tax resulting from the utilization limitations of the net operating losses.

During 2006 and 2005 we incurred a net loss. We recorded minimum state income tax expense of approximately $4,800 and $2,000 in 2006 and 2005, respectively.

Gain (Loss) from Discontinued Operations, net of tax

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(in thousands)
Gain (loss) from discontinued operations, net of tax	$393	(1291)%	$(33)	(130)%	$110

In 2004, we sold certain assets of our foreign subsidiaries and recorded an initial gain on the dispositions.

We recorded a gain of $0.1 million in 2005 as a result of additional disposal activities and an increased tax benefit.

In August 2006, we completed the liquidation of our German subsidiary and incurred a loss of $31 thousand on disposal of this subsidiary.

In the second and third quarter of 2007, we recorded a total additional amount of approximately $0.4 million relating to the finalization of the liquidation of various foreign operations. In the third quarter of 2007, we completed the substantial liquidation of our Australian subsidiary. As a result, we recorded the reversal of the cumulative translation adjustment of approximately $0.5 million.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues	$—	$—	$—
Pretax net income (loss) (excluding gain on disposal)	—	—	—
Tax impact	—	—	67
Gain (loss) on disposal	393	(33)	43

Net gain (loss) from discontinued operations	$393	$(33)	$110

We expect that we will record additional minor amounts relating to the finalization of the liquidation of various foreign operations in 2008.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2007, 2006, and 2005 (in thousands).

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows used in operating activities	$(1,946)	$(6,312)	$(7,467)
Cash flows provided by (used in) investing activities	$4,568	$5,614	$(2,470)
Cash flows provided by financing activities	$220	$163	$111

Our primary source of cash is receipts from revenues. The primary uses of cash are labor costs (salaries, benefits, and other employee compensation), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and content costs associated with our consumer sites, and professional services fees related to legal and audit costs. We ended 2007 with $56.2 million in cash, cash equivalents, and short and long-term investments, an increase of $15.0 million from $41.2 million at December 31, 2006.

We have outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.1 million at December 31, 2007. The SBLC contains two financial covenants. As of December 31, 2007, we were in compliance with all required covenants.

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on March 30, 2008 and is available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease is calculated using an interest rate of 7.66% per annum. As of December 31, 2007, we had drawn down approximately $1.1 million from the available lease line of credit and repaid approximately $0.1 million of the capital lease.

Subsequent to the year end, on February 22, 2008, we repurchased 5,151,504 of our shares via a modified Dutch Auction tender offer at $3.40 per share for a total cost of approximately $17.5 million. The common stock accepted for purchase represents approximately 22.5% of our common stock issued and outstanding as of February 13, 2008. As a result of the completion of the tender offer, approximately 17.8 million shares of common stock are issued and outstanding as of February 22, 2008.

On February 26, 2008, we announced that our Board of Directors authorized a stock repurchase program pursuant to which up to $5 million of our outstanding common stock may be repurchased through December 31, 2008. On March 5, 2008, we bought back 801,092 shares at $3.51 per share, for a total cost of approximately $2.8 million. See Footnote 18 for further details.

The decrease in cash used in operating activities in 2007 compared to 2006 was primarily due to the increase in net income of $17.1 million, which included a non operating cash net gain and contingent purchase consideration received from the sale of certain consumer assets of approximately $14.2 and $0.3 million, respectively, an increase in impairment charges of $1.6 million, an increase in accounts receivable of $1.3 million, a decrease in cash paid for accrued liabilities of $1.9 million, a decrease in depreciation and amortization of $1.6 million, as well as a decrease in deferred revenue and customer deposits of approximately $1.1 million. During 2006 the decrease in cash used in operating activities compared to 2005 was primarily due to the decrease in net loss of $4.1 million, a decrease in cash paid for accrued liabilities of $2.5 million and a decrease in depreciation and amortization of $1.5 million, offset by an increase in accounts receivable of approximately $3.0 million due to increased revenues and a shift from self-service customers to managed customers. Managed service accounts represented less than 50% of revenues at the beginning of 2006, and more than 50% of revenues by the end of 2006. The change in cash used is also due to an increase in share-based compensation of approximately $2.3 million, and an increase in long-term liabilities of approximately $1.3 million.

Net cash provided by investing activities in 2007 of $4.6 million resulted primarily from the proceeds from the sale of certain consumer assets of approximately $17.7 million, and proceeds from the sale of investments of approximately $27.4 million and partially offset by the purchase of investments of approximately $39.6 million. Further, we invested approximately $1.6 in property, equipment and capitalized software development in 2007 as compared to $4.1 million in 2006, and financed approximately $1.1 million through a capital lease in 2007. The decrease in cash provided in 2007 was partially offset by cash received from our joint venture in the amount of approximately $0.4 million, as part of the joint venture liquidation. Net cash provided by investing activities in 2006 of $5.6 million resulted primarily from the maturities of investments of $20.2 million, partially offset by purchases of short-term investments of $9.5 million and long-term investments of $1.0 million. Further, we purchased equipment and capitalized costs related to internally developed software of $4.1 million compared to $3.9 million in 2005.

Net cash provided by financing activities during 2007 of approximately $0.2 million resulted from payments under the capital lease obligation of approximately $0.1 million, repayment of notes of $57 thousand, proceeds from issuance of common stock related to our employee stock plans of approximately $0.2 million, as well as proceeds from the sale and lease back of equipment of approximately $0.2 million. Net cash provided by financing activities in 2006 of $0.2 million resulted primarily from the proceeds related to our employee stock plans of $0.2 million, which remained relatively constant from 2005. We also made payments against our outstanding note payable of approximately $53 thousand.

While cash decreased through the date of filing by approximately $20.3 million due to the completion of the tender offer, as well as the stock buyback through our repurchase program, we believe that our working capital will provide adequate liquidity to fund our operations and meet other cash requirements for at least the next 12 months. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short-term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Note obligation (principal and interest)	$138	$72	$66	$—	$—
Operating leases	9,163	4,751	4,412	—	—
Capital leases (principal and interest)	1,128	367	761	—	—
Purchase obligations	417	417	—	—	—

Total	$10,846	$5,607	$5,239	$—	$—

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our cash equivalents, short-term and long-term investments. We had no derivative financial instruments as of December 31, 2007 or 2006. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the year ended December 31, 2007, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Our interest rate risk relates primarily to our investment portfolio, which consisted of approximately $29.8 million in cash equivalents and $20.5 million in short-term investments as of December 31, 2007. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LookSmart, Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 16, 2008

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
A S S E T S
Current assets:
Cash and cash equivalents	$35,743	$32,901
Short-term investments	20,464	7,257

Total cash, cash equivalents and short-term investments	56,207	40,158
Trade accounts receivable, net of allowance for doubtful accounts of $429 and $323 at December 31, 2007 and 2006 and allowance for returns of $37 and $14 at December 31, 2007 and 2006	5,183	4,639
Prepaid expenses	638	516
Other current assets	1,628	339

Total current assets	63,656	45,652
Long-term investments	—	998
Property and equipment, net	3,401	4,588
Capitalized software and other assets, net	2,693	3,533
Intangible assets, net	247	3,364
Goodwill	10,296	14,422

Total assets	$80,293	$72,557

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Trade accounts payable	$3,407	$2,576
Accrued expenses and other accrued liabilities	8,437	5,624
Deferred revenue and customer deposits	1,596	2,541
Current portion of long-term liabilities	1,621	1,391

Total current liabilities	15,061	12,132
Long-term debt and capital lease obligations, net of current portion	770	126
Other long-term liabilities, net of current portion	1,507	2,750

Total liabilities	17,338	15,008

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2007 and 2006; Issued and Outstanding: none at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; Authorized: 200,000 at December 31, 2007 and 2006; Issued and Outstanding: 22,925 and 22,974, at December 31, 2007 and 2006	23	23
Additional paid-in capital	276,964	274,484
Other equity	12	517
Accumulated deficit	(214,044)	(217,475)

Total stockholders’ equity	62,955	57,549

Total liabilities and stockholders’ equity	$80,293	$72,557

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	56,164	48,673	41,359
Cost of revenues	32,134	30,489	27,621

Gross profit	24,030	18,184	13,738
Operating expenses:
Sales and marketing	8,234	7,930	6,641
Product development	15,343	15,989	18,191
General and administrative	11,833	10,324	7,835
Restructuring charges	223	(290)	1,024
Impairment charges	1,645	—	—

Total operating expenses	37,278	33,953	33,691
Other operating income	14,461	—	—

Income (loss) from operations	1,213	(15,769)	(19,953)
Non-operating income (expense):
Other income, net	13	51	220
Interest income	2,067	1,954	1,857
Interest expense	(31)	(29)	(29)
Share of joint venture income	26	165	—

Income (loss) from continuing operations before income taxes	3,288	(13,628)	(17,905)
Income tax expense	(250)	(5)	(2)

Income (loss) from continuing operations	3,038	(13,633)	(17,907)
Gain (loss) from discontinued operations, net of tax	393	(33)	110

Net income (loss)	$3,431	$(13,666)	$(17,797)

Net income (loss) per share—Basic
Income (loss) from continuing operations	$0.13	$(0.60)	$(0.79)
Gain from discontinued operations, net of tax	0.02	—	0.01

Net loss per share	$0.15	$(0.60)	$(0.78)

Weighted average shares outstanding used in computing basic net income (loss) per share	22,904	22,822	22,765

Net income (loss) per share—Diluted
Income (loss) from continuing operations	$0.13	$(0.60)	$(0.79)
Gain from discontinued operations, net of tax	0.02	—	0.01

Net loss	$0.15	$(0.60)	$(0.78)

Weighted average shares outstanding used in computing diluted net income (loss) per share	22,936	22,822	22,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Other Equity	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2004	22,744	23	271,694	395	(186,012)	86,100	$(10,084)

Common stock issued upon exercise of stock options	27	—	92	—	—	92
Common stock issued for employee stock purchase plan	31	—	103	—	—	103
Stock-based compensation	—	—	(38)	38	—	—
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(47)	—	(47)	$(47)
Net loss	—	—	—	—	(17,797)	(17,797)	(17,797)

Balance at December 31, 2005	22,802	$23	$271,851	$386	$(203,809)	$68,451	$(17,844)

Common stock issued upon exercise of stock options	33	—	116	—	—	116
Common stock issued for employee stock purchase plan	29	—	100	—	—	100
Stock-based compensation	—	—	2,417	—	—	2,417
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	131	—	131	$131
Net loss	—	—	—	—	(13,666)	(13,666)	(13,666)

Balance at December 31, 2006	22,864	$23	$274,484	$517	$(217,475)	$57,549	$(13,535)

Common stock issued upon exercise of stock options	36	—	120	—	—	120
Common stock issued for employee stock purchase plan	25	—	68	—	—	68
Stock-based compensation	—	—	2,292	—	—	2,292
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	10	—	10	10
Cumulative translation adjustment	—	—	—	(515)	—	(515)	(515)
Net income	—	—	—	—	3,431	3,431	3,431

Balance at December 31, 2007	22,925	$23	$276,964	$12	$(214,044)	$62,955	$2,926

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$3,431	$(13,666)	$(17,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share of joint venture (income) loss	(26)	(165)	—
Depreciation and amortization	4,875	6,430	7,957
Share-based compensation	2,199	2,322	—
Impairment charges	1,645	—	—
(Gain) loss from sale of assets and other non-cash charges	(14,889)	82	622
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade accounts receivable, net	(544)	(1,858)	1,099
Prepaid expenses	(314)	(72)	598
Other assets	65	111	402
Trade accounts payable	830	947	1,269
Accrued expenses and other current liabilities	2,710	795	(1,721)
Other long term liabilities	(1,319)	(1,697)	(419)
Deferred revenue and customer deposits	(609)	459	523

Net cash used in operating activities	(1,946)	(6,312)	(7,467)

Investing activities
Acquisitions, net of cash acquired	—	—	(750)
Purchase of short-term investments	(39,607)	(9,514)	(4,055)
Proceeds from sale of short-term investments	27,443	20,179	9,904
Purchase of long-term investments	—	(998)	(3,731)
Payments for property, equipment and capitalized software development	(1,572)	(4,053)	(3,854)
Proceeds from the sale of property and equipment	—	—	16
Proceeds from the sale of certain consumer assets	17,722	—	—
Proceeds from contingent purchase consideration of certain consumer assets	124	—	—
Distributions from joint venture	458	—	—

Net cash provided by (used in) investing activities	4,568	5,614	(2,470)

Financing activities
Repayment of notes	(57)	(53)	(84)
Principal payments under capital lease obligations	(113)	—	—
Proceeds from the sale and lease back of equipment	202	—	—
Proceeds from issuance of common stock	188	216	195

Net cash provided by financing activities	220	163	111

Increase (decrease) in cash and cash equivalents	2,842	(535)	(9,826)
Cash and cash equivalents, beginning of period	32,901	33,436	43,262

Cash and cash equivalents, end of period	$35,743	$32,901	$33,436

Supplemental disclosures of cash flow information:
Interest paid	$40	$29	$30
Income taxes paid	$97	$33	$42
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$1,122	—	—
Increase in other assets associated with sale of certain consumer assets	$1,025	—	—
Increase in other assets associated with the contingent purchase consideration of certain consumer assets	$164	—	—
Increase in property and equipment received and liability accrued	$101	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is an online advertising and technology solutions company that provides relevant solutions for advertisers, publishers and consumers. LookSmart offers advertisers targeted, pay-per-click (PPC) search, contextual advertising and banners via a monitored ad distribution network; and a customizable set of private-label solutions for publishers, consumer websites and web tools.

In August 2007, the Company’s management made a decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. The Company sold FindArticles, the assets relating to Grub and the websites associated with Zeal. The Company continues to own Wisenut and owns and operates Furl.

In October 2005, the Company effected a one-for-five reverse stock split of its common stock. All share and per share information included in these Consolidated Financial Statements has been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

In the first quarter of 2004, the Company signed agreements to sell certain of the assets and activities of its Australian, British and Japanese subsidiaries. Accordingly, the consolidated results of operations have been recast to remove the results of the international operations from continuing operations for all periods presented in these Consolidated Financial Statements. Results of discontinued international operations are included in the separate line item labeled gain (loss) from discontinued operations, net of tax, for all periods presented. The results of the discontinued operations are summarized in Note 17 (Discontinued Operations).

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency was their local currency through substantial completion of liquidation, are translated into United States Dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive income (loss). Where substantial liquidation has occurred, the cumulative translation adjustment has been reversed and reported in gain (loss) from discontinued operations. Beginning in the fourth quarter of 2004, the functional currency of the Company’s foreign subsidiaries was changed to the US Dollar and all translation adjustments thereafter are included in the Consolidated Statements of Operations. See Note 17 (Discontinued Operations) for complete discussion of discontinued international operations.

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income (expense), net. Such exchange income (loss) amounted to $0, $0, and $84,000 for 2007, 2006, and 2005 respectively. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

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

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value, based on quoted market prices. At December 31, 2007, the Company’s short-term investments were primarily commercial paper and U.S. government agency notes with maturities in excess of 90 days. Long-term investments at December 31, 2006, were primarily commercial paper with maturities in excess of one year. Fair values were determined for each individual security in the investment portfolio.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. We place our

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments primarily through one financial institution and mitigate the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The fair value of these investments is subject to fluctuation based on market prices.

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

As of December 31, 2007, one customer accounted for 21% of accounts receivable and another customer accounted for 23% of accounts receivable. As of December 31, 2006 one customer accounted for 22% of accounts receivable.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the year ended December 31, 2007, three vendors each accounted for more than 10% of total traffic acquisition costs, with these three vendors accounting for a total of 39% of the total traffic acquisition costs. For the year ended December 31, 2006, two vendors each accounted for more than 10% of the total traffic acquisition costs, with these two vendors accounting for a total of 30% of the total traffic acquisition costs.

Revenue Concentrations

One advertising customer represented 15% of total revenues and one publisher customer represented 9% of total revenues for the year ended December 31, 2007. Further, this one advertising customer represented 18% of Advertiser Networks revenues and this one publisher customer represented 76% of Publisher Solutions revenues and 2% of Advertiser Networks revenues in 2007.

For the year ended December 31, 2006, the same customers represented 12% and 5%, respectively, of the total revenues for that period. For the year ended December 31, 2005, one customer represented 23% of total revenues.

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

The Company’s capitalized software development costs were $7.1 million and $8.7 million with related accumulated amortization of $4.9 million and $6.3 million at December 31, 2007 and 2006, respectively. Amortization expense was $1.2 million, $1.2 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized software development costs are included in other assets and are amortized over two to three years.

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

The Company reviews goodwill for potential impairment as of December 31 each year and was not required to record a goodwill impairment charge as a result of the reviews in 2007, 2006 and 2005. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

The Company uses market capitalization, as well as cash flow forecasts and other market value indicators to review goodwill for impairment. Cash flow forecasts used in evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company is currently amortizing acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Consolidated Statements of Operations. The Company recorded an impairment charge in the third quarter of 2007 as a result of the write down of the Wisenut assets (see Footnote 2 for further details).

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2007, there have been no such impairments, other than the impairment related to the Wisenut assets discussed above.

Revenue Recognition

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007 was approximately $2.2 million and approximately $2.4 million for the year ended December 31, 2006, which was related to stock options and employee stock purchases.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to the December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.7 million, $0.8 million, and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Product Development Costs

Research and development of new product ideas and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FIN 48 effective January 1, 2007. In accordance with the provisions of FIN 48 we record liabilities, where appropriate, for all uncertain income tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Income (Loss)

The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130, Comprehensive Income (“SFAS 130”). Items of comprehensive income that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, 2006, and 2005, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All of the Company’s revenues included in continuing operations were generated in the United States. See Note 17 (Discontinued Operations) regarding foreign revenues reported as discontinued operations. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. We are currently reviewing the provisions of SFAS 141R to determine the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Earlier adoption is prohibited. We are currently reviewing the provisions of SFAS 160 to determine the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Liabilities—Including an amendment of FASB Statement No.115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company at the beginning of fiscal year 2008. We are currently reviewing the provisions of SFAS 159 to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company is the beginning of the 2008 fiscal year. For non-financial assets and liabilities, it is effective for fiscal years beginning after November 15, 2008, which for the Company is the beginning of the 2009 fiscal year. We are currently reviewing the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

2.     Dispositions

In August 2007, the Company’s management made a decision to exit certain consumer activities and to sell or otherwise dispose of various related websites and assets associated with those activities. The Company sold FindArticles, the assets relating to Grub, and the websites associated with Zeal. The Company continues to own Wisenut and owns and operates Furl. Additionally, the Company decided to complete the shut down of the Wisenut website and recognize an impairment charge in 2007.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. The sale proceeds are comprised of contingent purchase consideration of up to $3.5 million, which may be realized at future dates based on the amount of revenue of the buyer. The Company recorded a $248 thousand loss on the sale of Net Nanny in the first quarter of 2007. The Company received a contingent purchase consideration of $0.3 million during the period from April 1 to December 31, 2007. As a result of the sale the following assets and liabilities were removed from the Company’s books:

(In thousands):
Other current assets	$30
Intangible assets, net	540
Deferred revenue and customer deposits	(322)

$248

The loss on sale and contingent purchase consideration realized in future periods are included in other operating income in the Condensed Consolidated Statements of Operations.

Grub

The URL for Grub and certain source code were sold for $50,000 on July 12, 2007. A gain on sale of assets of $50,000 was recorded in the third quarter of 2007, which was included in the other operating income.

Zeal

The URL and trademark for Zeal were sold for $50,000 on October 15, 2007. These assets were held for sale at September 30, 2007, but had no net book value. A gain on sale of assets of $50,000 was recorded in the fourth quarter of 2007, which was included in other operating income.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FindArticles

On November 5, 2007, the Company completed the sale of FindArticles to CNET Networks, Inc. for $20.5 million, of which $1.0 million is being held in escrow for six months following the completion of the sale. The Company recorded an approximate $14.3 million gain, net of expenses of approximately $1.9 million, on the sale of FindArticles in the fourth quarter of 2007, which was included in other operating income. As a result of the sale the following assets were removed from the Company’s books:

(In thousands):
Property, plant and equipment, net	$55
Capitalized software, net	150
Goodwill	4,126

$4,331

Wisenut

The Company completed the shut down of the Wisenut website and search functionality in September, 2007. As a result of the shutdown, the Company determined that the associated assets, consisting primarily of intangible assets and capitalized software, were impaired as of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of $1.6 million was recognized during the third quarter of 2007 comprised as follows:

(In thousands):
Property, plant and equipment, net	$31
Capitalized software, net	323
Intangible assets, net	1,305
Deferred revenue	(14)

$1,645

The net assets relating to Net Nanny at December 31, 2006 and the net assets relating to FindArticles at September 30, 2007 were accounted for as “assets held for sale” under the provisions of SFAS 144. No consumer assets were determined to be held for sale at December 31, 2007. The NetNanny assets held for sale were included in the following captions on the Company’s Consolidated Balance Sheet at December 31, 2006:

(In thousands):
Other current assets	$31
Intangible assets, net	539
Deferred revenue and customer deposits	(263)

$307

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Cash, cash equivalents, short-term and long-term investments consisted of the following as of December 31, 2007 and 2006 (in thousands):

December 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$5,914	$—	$—	$5,914

Cash equivalents
Money market mutual funds	8	—	—	8
Commercial paper	12,559	2	—	12,561
Repurchase agreements	15,660	—	—	15,660
Certificates of deposit	1,600	—	—	1,600

Total cash equivalents	29,827	2	—	29,829

Total cash and cash equivalents	35,741	2	—	35,743

Short-term investments
Corporate debt securities	10,463	7	(2)	10,468
Commercial paper	6,742	1	—	6,743
United States government agency notes	3,161	4	—	3,165
Asset-backed securities	88	—	—	88

Total short-term investments	20,454	12	(2)	20,464

Total cash, cash equivalents, and short-term investments	$56,195	$14	$(2)	$56,207

December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents
Cash	$4,246	$—	$—	$4,246

Cash equivalents
Money market mutual funds	95	—	—	95
Corporate debt securities	28,553	7	—	28,560

Total cash equivalents	28,648	7	—	26,655

Total cash and cash equivalents	32,894	7	—	32,901

Short-term investments
Corporate debt securities	6,261	—	(4)	6,257
United States government agency notes	1,000	—	—	1,000

Total short-term investments	7,261	—	(4)	7,257

Long-term investments
United States government agency notes	999	—	(1)	998

Total long-term investments	999	—	(1)	998

Total cash, cash equivalents, short-term and long-term investments	$41,154	$7	$(5)	$41,156

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market values were determined for each individual security in the investment portfolio, based on quoted market prices. Any declines in values were primarily related to changes in interest rates and are considered to be temporary in nature.

As of December 31, 2007 and 2006, gross unrealized losses on investments were all in loss positions for less than 12 months.

4.    Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Escrow agreement assets	$1,025	$—
Other current assets	603	339

Total	1,628	339

Escrow agreement assets relate to monies held in escrow in relation to the sale of certain of the Company’s consumer assets (see Footnote 2).

5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$15,187	$17,393
Furniture and fixtures	1,126	1,126
Software	3,771	3,761
Leasehold improvements	2,736	2,718

Total	22,820	24,998
Less accumulated depreciation and amortization	(19,419)	(20,410)

Property and equipment, net	$3,401	$4,588

Depreciation and amortization expense on property and equipment for the year ended December 31, 2007, including property and equipment under capital leases, was $2.4 million. Depreciation and amortization expense on property and equipment for years ended December 31, 2006 and 2005 was $3.1 million, and $3.6 million, respectively. Equipment under capital leases amounted to $1.1 million as of December 31, 2007 and $0 as of December 31, 2006. Depreciation expense under capital leases for the years ended December 31, 2007, 2006 and 2005 was $128 thousand, $0 and $0, respectively. Additionally, accumulated depreciation on equipment under capital leases was $128 thousand as of December 31, 2007 and $0 as of December 31, 2006.

As a result of the shutdown of Wisenut assets in the third quarter of 2007, a portion of property and equipment, intangible assets and capitalized software was written off. See Footnotes 2 and 6 for further disclosure.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years.

Goodwill and intangible assets were as follows (in thousands):

	December 31,
	2007	2006
Goodwill	$10,296	$14,422

Intangible assets
Purchased technology	$964	$10,179
Less accumulated amortization	(885)	(7,743)

Net purchased technology	79	2,436

Trade names	1,062	1,743
Less accumulated amortization	(894)	(912)

Net trade names	168	831

Other intangibles	930	2,170
Less accumulated amortization	(930)	(2,073)

Net other intangibles	—	97

Intangible assets, net	$247	$3,364

For the purpose of assessing goodwill impairment, the Company regularly reviews the impact of any changes to its business. In the third quarter of 2007, $4.1 million of goodwill was allocated to “assets held for sale” in accordance with the provisions of SFAS 144 relating to the FindArticles assets based on the estimated relative fair value of the assets (see Footnote 2).

As a result of the shutdown of the Wisenut assets in the third quarter of 2007, a portion of intangible assets was written off as an impairment charge (see Footnote 2).

As a result of the sale of Net Nanny in the first quarter of 2007, intangible assets with a net book value of $0.5 million were removed from the Company’s books.

During the third quarter of 2005, the Company revised its estimate of the remaining useful life of one of the intangibles assets, which resulted in an accelerated amortization of $0.2 million.

Intangible asset amortization expense was $1.3 million, $2.2 million, and $2.5 million for 2007, 2006, and 2005, respectively and was recorded primarily in cost of revenues.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangibles
2008	231
2009	16

Total	$247

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Accrued Liabilities

Accrued expenses and other accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and related expenses	$2,015	$1,620
Accrued distribution and partner costs	3,541	2,631
Accrued legal costs and other professional service fees	1,921	497
Customer refunds	55	93
Accrued equipment purchases	166	336
City business and personal property taxes payable	41	136
Income tax payable	244	5
Other	454	306

Total	$8,437	$5,624

8.    Notes Payable

Future principal and interest payments under notes payable at December 31, 2007 are as follows (in thousands):

Year	Principal Payments	Interest Payments
2008	63	9
2009	63	3

Total	$126	$12

In January 2000, the Company issued an unsecured promissory note in the principal amount of $472 thousand to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years. As of December 31, 2007, the balance of this note was $126 thousand. As of December 31, 2006, the balance of this note was $183 thousand.

9.    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. Upon adoption of FIN 48, the Company reduced its deferred tax assets relating to net operating loss carryforwards by approximately $2.8 million, with an equivalent reduction in the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. The Company’s 2005 federal income tax return is currently under examination by the Internal Revenue Service. The tax years that remain subject to examination in state jurisdictions range from 2003 to 2006. Certain foreign jurisdictions remain open to examination by the major taxing jurisdictions for the tax years 2002 through 2006.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 at December 31, 2007.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the year ended December 31, 2007.

The Company was in a net income position in 2007, and in a net loss position in 2006 and 2005. For 2007, the Company incurred an alternative minimum tax expense due to the utilization limitations of the net operating losses. The income tax provision for all years also includes minimum state tax and revisions of prior years’ estimated taxes.

The provision for income taxes is composed of the following (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$183	$—	$—
State	67	5	2

	250	5	2

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$250	$5	$2

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$63,745	$69,870
Depreciation and amortization	5,793	6,159
Accruals and reserves	1,700	2,469
Tax credits	714	498
SFAS 123R expense	1,804	925

Total deferred tax assets	73,756	79,921
Less: valuation allowance	(73,756)	(79,921)

Deferred tax asset, net	$—	$—

As of December 31, 2007, the Company has net operating loss (“NOL”) carryforwards of approximately $173.0 million and $84.0 million for federal and state purposes, respectively. The Company also has an AMT credit carryforward of approximately $280 thousand and $60 thousand for federal and state purposes, respectively. The NOL carryforwards will expire at various dates beginning in 2009 through 2026 if not utilized.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The AMT tax credit carryforward may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47.0 million and $24.0 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2007 and 2006 due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance decreased by $6.2 million, and increased by $3.4 million and $10.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year Ended December 31,
	2007	2006	2005
Federal tax rate from continuing operations	34.0%	34.0%	34.0%
Amortization	8.4%	—	—
Impairment	15.8%	—	—
Goodwill	50.0%	—	—
Other permanent differences	0.6%	(2.8)%	(2.8)%
State taxes, including permanent differences	0.2%	—	—
Change in valuation allowance	(101.5)%	(17.0)%	(31.3)%
Expiration of net operating loss carryforwards	—	(14.0)%	—
Other	0.1%	(0.2)%	0.1%

Total	7.6%	—%	—%

10.    Commitments and Contingencies

Capital and Operating Leases

The Company leases office space under a non-terminable operating lease that expires in 2009, certain of which space is sublet under cancellable and noncancellable subleases. In addition, beginning in 2007, the Company has acquired equipment under a master lease agreement (see Footnote 14).

Future minimum payments under all capital and operating leases and minimum sublease rental income, at December 31, 2007 are as follows (in thousands):

Year	Capital Leases	Operating Lease	Minimum Sublease Rental Income
2008	367	4,751	931
2009	367	4,412	866
2010	331	—	—
2011	63	—	—
Imputed interest	(119)	—	—

Total	$1,009	$9,163	$1,797

Rent expense under all operating leases for 2007, 2006, and 2005 amounted to $2.5 million, $2.4 million, and $3.9 million (net of sublease income of $1.3 million, $0.8 million, and $0.6 million), respectively. Rent expense is net of lease restructuring adjustments related to certain leased facilities (see Footnote 14). Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on March 30, 2008 and is available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease is calculated using an interest rate of 7.66% per annum. the capital lease.

The Company has outstanding standby letters of credit (“SBLC”) related to security of building leases and security for payroll processing services of $1.1 million at December 31, 2007. The SBLC contains two financial covenants. As of December 31, 2007, the Company was in compliance with all required covenants.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including us, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006 the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including us, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the Stay as to us until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (The “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the Court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund to be allocated as follows: (a) the Class Member Fund which based on the terms of the Settlement Agreement should not exceed $846,667 in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of $585,000 to be paid in cash; and (c) the Incentive Award to the three Class Representatives, which shall not exceed the collective amount of $15,000 to be paid in cash. In the event that the total advertising credits provided to Class Members is less than $846,667, the difference will be provided to charities in the form of advertising credits. The Company has recorded an estimate of the amount of the loss on settlement which is comprised of the Fee Award, Incentive Award and the cost of delivering the advertising credits redeemed by the Class Members and charities. This amount which management has determined is probable and estimable at December 31, 2007 is currently estimated not to exceed $963,000. This estimate may change as a result of the ultimate cost of advertising credits redeemed under the Settlement Agreement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007.

11.    Stockholders’ Equity

In October 2005, the Company effected a one-for-five reverse stock split of the Company’s common stock.

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2007, no shares of preferred stock were issued or outstanding.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Rights Plan

On November 7, 2007, the Company adopted a stockholder rights plan and initially declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was payable on November 20, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an exercise price of $12.50. The description and terms of the Rights are set forth in the Rights Agreement. If a person or group acquires 20 percent or more of the Company’s common stock (other than pursuant to a tender offer deemed fair by the Board of Directors), then each Right (other than Rights owned by the person or group or its affiliates) will entitle the holder thereof to purchase, for the exercise price, a number of shares of the Company’s common stock having a then current market value of twice the exercise price. If (a) the Company merges into another entity, (b) an acquiring entity merges into the Company or (c) the Company sells more than 50% of the Company’s assets or earning power, then each Right (other than the Rights owned by an acquiring person or its affiliates) will entitle the holder thereof to purchase, for the exercise price, a number of shares of common stock of the person engaging in the transaction having a then current market value of twice the exercise price (unless the transaction satisfies certain conditions and is consummated with a person who acquired shares pursuant to a Permitted Offer, in which case the Rights will expire). The Rights expire on the earliest of (a) the close of business on November 7, 2010, (b) the exchange or redemption of the Rights as described above, or (c) the consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights. The Rights are subject to redemption at the option of the Company at a price of $0.01 per Right at any time prior to such time as any person becomes an acquiring person.

The stockholder rights plan was not adopted in response to any effort to acquire control of the Company.

In accordance to the provisions of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Rights are a liability of the Company on the date of issuance. Such liabilities are marked to market until exercised or expire. The Company has determined that the fair value of the Rights on issuance and at December 31, 2007 is immaterial and, accordingly, no liability has been recorded.

Chess Depositary Interests

Since 2000, the Company has listed Chess Depository Interests, or CDIs, on the Australian Stock Exchange, or ASX. Each CDI was freely exchangeable with shares of the Company’s common stock at the option of the holder at a ratio of 1:1. The number of CDIs outstanding as of December 31, 2006 was 1,457,696.

CDIs issued and outstanding are included in the Company’s Consolidated Financial Statements as common stock on an “as converted” basis.

On October 1, 2007, the Company was removed from the official list of ASX Limited under listing rule 17.11, following its announcement and letter to Chess Depository Interest (“CDI”) holders dated June 22, 2007, indicating the Company’s intention to be removed from the official list of ASX Limited. After the delisting the remaining CDIs were converted into 851,475 shares of the Company’s common stock at a ratio of 1:1.

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). The 1998 Plan expired on December 17, 2007. On June 19, 2007, Company stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved 6,345,534, 4,624,158, 4,157,611 shares of common stock for issuance under its stock option plans at December 31, 2007, December 31, 2006 and December 31, 2005, respectively. Outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants.

As of December 31, 2007, 4,341,044 options were outstanding and 2,004,490 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP”). At December 31, 2007, a total of 520,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of December 31, 2007, 449,984 shares have been issued under the ESPP and 70,016 shares remain available for issuance.

Share-Based Compensation

For 2005, the Company accounted for employee stock options under APB 25 and related interpretations. Under APB 25, the Company recorded deferred compensation of $0 million for stock option grants related to the options assumed in acquisitions. The Company recorded stock compensation expense as follows (in thousands):

Year Ended December 31, 2005
Amortization of deferred stock compensation	$38
Stock compensation related to variable options	(38)

Total stock-based compensation	$—

For the year ended December 31, 2005, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to share-based employee compensation (in thousands, except per share data):

Year Ended December 31, 2005
Net loss as reported	$(17,797)
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(2,185)

Pro forma net loss	$(19,982)

Net loss per share (basic and diluted):
As reported	$(0.78)
Pro forma	$(0.88)

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005, the Company used the Black-Scholes option-pricing model to estimate the pro forma fair value of option grants and ESPP awards using the following weighted average assumptions:

Year Ended December 31, 2005
Volatility	97%
Risk-free interest rate	4.19%
Expected term of stock options (years)	4.5
Expected term of ESPP awards (years)	0.5
Expected dividend yield	$—

The fair value of options granted to independent contractors has been determined using the Black-Scholes model with the same assumptions as options granted to employees, except the expected option life, which was the duration of the consulting agreement.

The effect on net loss and net loss per share from the adoption of SFAS 123R for the year ended December 31, 2006 is as follows (in thousands):

Year Ended December 31, 2006
Share-based compensation expense by award type:
Employee stock options	$2,371
Employee stock purchase plan	46

Total share-based compensation	$2,417
Capitalized software	95

Effect on net loss	$(2,322)

Effect on basic and diluted net loss per common share:
Basic	$(0.10)
Diluted	$(0.10)

The adoption of SFAS 123R did not have a material impact on income tax expense or cash flows.

Share-based compensation expense recorded during the years ended December 31, 2007 and 2006 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenues	$—	$13
Sales and marketing	199	266
Product development	637	607
General and administrative	1,363	1,436

Total share-based compensation, net of capitalized software	$2,199	$2,322

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded share-based compensation of approximately $2.3 million and approximately $2.4 million for the years ended December 31, 2007 and 2006, respectively. Of these amounts, approximately $93 thousand and $95 thousand, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

For the years ended December 31, 2007 and 2006, the fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Employee stock options:
Volatility	80.6%	80.6%
Risk-free interest rate	3.5%	4.6%
Expected term (years)	5.1	3.6
Expected dividend yield	—	—
Employee stock purchase plan:
Volatility	55%	58.0%
Risk-free interest rate	4.73%	4.90%
Expected term (years)	0.8	0.7
Expected dividend yield	—	—
Annual forfeiture rate	—	—

Volatility: The volatility factor is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the expected term of the share-based awards.

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends, and does not expect to issue dividends in the foreseeable future.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs.

The weighted average grant-date fair value of options granted was $2.24, $2.83, and $3.37 for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

The aggregate intrinsic value of options exercised for the year ended December 31, 2007 was approximately $50 thousand and approximately $35 thousand for the year ended December 31, 2006. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $5.1 million as of December 31, 2007, and the weighted average period over which it is expected to be recognized is 3 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	1,965	$10.15
Granted	932	3.81
Exercised	(27)	3.45
Cancelled	(1,046)	9.42

Balance at December 31, 2005	1,824	$7.31
Granted	1,703	4.39
Exercised	(33)	3.49
Cancelled	(753)	6.24

Balance at December 31, 2006	2,741	$5.84
Granted	2,710	3.55
Exercised	(36)	3.35
Cancelled	(1,074)	4.95

Balance at December 31, 2007	4,341	$4.65

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2007 (in thousands, except per share data):

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/07	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 12/31/07	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.25–$ 3.19	708	7.50	$2.89	$216	418	$2.95	$101
$ 3.20–$ 3.20	1,390	9.76	$3.20		37	$3.20
$ 3.21–$ 4.61	1,413	6.28	$4.34		689	$4.30
$ 4.69–$20.55	830	3.64	$9.11		650	$9.66

$ 1.25–$20.55	4,341	7.09	$4.65		1,794	$5.91

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on December 31, 2007 ($3.19), which would have been received by option holders had all option holders exercised their options on that date.

As of December 31, 2007, the number of vested shares and unvested shares that were expected to vest was 4,275,718, with a weighted-average exercise price of $4.65, a weighted-average remaining contractual life of 7.09 years, and an aggregate intrinsic value of approximately $0.2 million.

As of December 31, 2007 and 2006, there were 1,794,075 and 1,302,216 options exercisable, respectively.

12.    Other Equity

Other equity consists of the following (in thousands):

	December 31,
	2007	2006	2005
Unrealized gain (loss) on securities, net	12	2	(129)
Translation adjustments	—	515	515

Total other equity	$12	$517	$386

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Net Income (Loss) per Share

In accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator—Basic and diluted:
Net loss from continuing operations	$3,038	$(13,633)	$(17,907)

Denominator
Weighted average common shares outstanding:
Shares used to compute basic net income (loss) per share	22,904	22,822	22,765
Shares used to compute diluted net income (loss) per share	22,936	22,822	22,765

Net loss from continuing operations per share:
Basic	$0.13	$(0.60)	$(0.79)
Diluted	$0.13	$(0.60)	$(0.79)

Options and warrants to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities which include potential common stock relating to stock options for the years ended December 31, 2007, 2006 and 2005 were 32,574, 26,371 and 68,181, respectively.

For the years ended December 31, 2007, 2006, and 2005, 2,158,423, 2,104,288 and 1,274,104, respectively, of potential common stock related to outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share as their respective exercise prices were more than the average market value for the respective periods.

14.    Restructuring Charges and Other Long-Term Liabilities

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Long-term liabilities	2,889	4,267
Capital lease obligation	1,009	—

Total other liabilities	3,898	4,267
Less: current portion	(1,621)	(1,391)

Lease restructuring and other long term liabilities	$2,277	$2,876

Long-term liabilities consist of the lease restructuring liability, notes payable and sublease deposits.

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expires on March 30, 2008 and is available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease is calculated using an interest rate of 7.66% per annum.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Severance Costs

In September 2007, the Company implemented a restructuring plan to eliminate 12 positions due to the Company’s decision to streamline the business. Severance charges associated with the reduction in force were $0.2 million. These costs were classified as restructuring charges on the Consolidated Statement of Operations and are included in Operating Expenses. No restructuring charges related to employee severance costs were incurred in 2005 and 2006.

Lease Restructuring Costs

As part of a restructuring plan which began in 2003, we closed and began to sublet redundant leased facilities and recorded initial restructuring liabilities in 2003 and 2004. During the first half of 2005, the Company had limited success in subleasing its unused space since the establishment of the restructuring liability, and modified its original estimates. This resulted in additional restructuring charges of $1.9 million in the second quarter of 2005, reflecting the reduced probability of subleasing the available space. However in October 2005, the Company and one of its sublessees executed a letter of intent to sublease an additional portion of the unused space, which resulted in a reduction of the restructuring liability by $0.3 million, which was recorded in the third quarter of 2005. Further, in February 2006, the Company and another sublessee executed a letter of intent to sublease an additional portion of the unused space, which resulted in a further reduction of the restructuring liability by $0.6 million, which was recorded in the fourth quarter of 2005. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

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

As of December 31, 2007, the lease restructuring liability was $2.8 million. Of this amount, $1.3 million was included in current portion of long-term liabilities and $1.5 was included in other long-term liabilities on the Consolidated Balance Sheets.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth restructuring activity during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Employee Severance Costs	Lease Restructuring Costs	Total
Balance at December 31, 2004	—	5,662	5,662
Additional restructuring costs	—	1,024	1,024
Amortization of lease restructuring costs	—	(1,288)	(1,288)

Balance at December 31, 2005	$—	$5,398	$5,398
Additional restructuring costs (benefits)	—	(290)	(290)
Amortization of lease restructuring costs	—	(1,250)	(1,250)

Balance at December 31, 2006	$—	$3,858	$3,858
Additional restructuring costs	223	—	223
Amortization of lease restructuring costs	—	(1,041)	(1,041)
Cash payments	(223)	—	(223)

Balance at December 31, 2007	$—	$2,817	$2,817

15.    Related Party Transactions

The Company had a related-party investment in the BT LookSmart joint venture. Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT were jointly liable for the costs incurred to shut down operations of the joint venture. In 2002 the Company and BT agreed to dissolve the joint venture. The remaining investment balance as of December 31, 2006 was $0.4 million. During 2007, the Company recognized a share of joint venture income of $26 thousand and approximately $0.2 million in 2006, as well as received a distribution from the joint venture of $0.4 million in the third quarter of 2007, as a result of winding down activities. As of December 31, 2007, the joint venture was dissolved.

16.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.1 million, $0.2 million, and $0.3 million for 2007, 2006, and 2005, respectively.

17.    Discontinued Operations

In 2004, we sold certain assets of our foreign subsidiaries and recorded an initial gain on the dispositions.

In 2005, the Company recognized an additional gain of $0.1 million related to additional disposal activities and an increased tax benefit.

In August 2006, the Company liquidated its German subsidiary and incurred a loss of $31 thousand on the liquidation of this subsidiary.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, the Company completed the substantial liquidation of its Australian subsidiary. As a result, the Company recorded the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also recorded additional amounts relating to the finalization of the liquidation of various foreign operations in the second and third quarter of 2007.

Revenue and pretax net income (loss) from the discontinued international operations (excluding gain on disposal), previously included in the online advertising segment of the business, reported in discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$—	$—	$—

Pretax net income (loss) (excluding gain on disposal)	—	—	—
Tax impact	—	—	67
Gain (loss) on disposal	393	(33)	43

Net gain (loss) from discontinued operations	$393	$(33)	$110

The Company expects to finalize the dissolution of these entities during 2008.

Net assets related to the discontinued operations are included in current assets and were approximately $124 thousand and $163 thousand as of December 31, 2007 and 2006, respectively.

18.    Subsequent Events

On January 15, 2008, the Company announced the commencement of a “Dutch auction” tender offer (“Offer”) to acquire shares of its common stock. The offer expired on February 13, 2008. On or about February 22, 2008, the Company completed the tender and purchased 5.2 million shares of its common stock at a purchase price of $3.40 per share, for a cost of $17.5 million. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the Nasdaq or any securities exchange on which the shares may the be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the Offer.

On February 26, 2008, LookSmart announced that its Board of Directors authorized a stock repurchase program pursuant to which up to $5 million of its outstanding common stock may be repurchased through December 31, 2008. Under the program, from time to time the Company may purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate considerations, and will be made in compliance with applicable federal and state securities laws and regulations. The Company intends to finance the stock repurchase from its existing cash, cash equivalents, and short-term investments balances. The stock repurchase program may be suspended or discontinued at any time.

On March 5, 2008, the Company bought back 801,092 shares for the price of $3.51 per share, for a total price of approximately $2.8 million, as part of the repurchase program announced on February 26, 2008.

19.    Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2007. This data has been derived from the unaudited interim condensed consolidated financial statements prepared on the same basis as the audited Consolidated Financial Statements contained in this Annual Report and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

The table below presents quarterly data for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2007
Revenues	$15,686	$12,629	$14,624	$13,225
Gross profit	$6,447	$5,568	$6,443	$5,572
Impairment charge	—	1,645 (1)	—	—
Other operating income	14,561 (2)	24	74	(198)
Income (loss) from operations	$12,951	$(5,279)	$(2,524)	$(3,935)
Income (loss) from continuing operations	$13,254	$(4,790)	$(2,006)	$(3,420)
Gain (loss) from discontinued operations, net of tax	$(16)	$471	$(62)	$—
Net income (loss)	$13,244	$(4,319)	$(2,068)	$(3,426)
Basic net income (loss) per share	$0.58	$(0.19)	$(0.09)	$(0.15)
Diluted net income (loss) per share	$0.58	$(0.19)	$(0.09)	$(0.15)
2006
Revenues	$14,850	$12,150	$11,130	$10,543
Gross profit	$6,268	$4,582	$3,879	$3,455
Loss from operations	$(1,561)	$(4,330)	$(4,881)	$(4,997)
Loss from continuing operations	$(886)	$(3,829)	$(4,399)	$(4,508)
Gain (loss) from discontinued operations, net of tax	$(2)	$(31)	$—	$—
Net loss	$(888)	$(3,860)	$(4,399)	$(4,519)
Basic net loss per share	$(0.04)	$(0.17)	$(0.19)	$(0.20)
Diluted net loss per share	$(0.04)	$(0.17)	$(0.19)	$(0.20)

(1)	$1.6 million impairment charge incurred in the third quarter of 2007 (see Footnote 2 for further details).
(2)	$14.5 million of gain on sale of certain consumer assets in the fourth quarter of 2007 (see Footnote 2 for further details).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During 2007, we remedied significant deficiencies identified during the general evaluation of internal control and the 2006 close process. During the course of the general evaluation of internal control and the 2007 close process, there were two significant deficiencies identified in the design and operation of our internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2008 annual meeting of stockholders (the “2008 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements . The following are filed as part of Item 8 of this Annual Report on Form 10-K:

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

LOOKSMART, LTD. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	497	100	357	240
Allowance for returns	965	(18)	933	14
Deferred tax valuation allowance	66,273	10,271	—	76,544

Total	67,735	10,353	1,290	76,798

Year ended December 31, 2006:
Allowance for doubtful accounts	240	296	213	323
Allowance for returns	14	106	106	14
Deferred tax valuation allowance	76,544	3,377	—	79,921

Total	76,798	3,779	319	80,258

Year ended December 31, 2007:
Allowance for doubtful accounts	323	477	371	429
Allowance for returns	14	219	196	37
Deferred tax valuation allowance	79,921	—	6,165	73,756

Total	$80,258	$696	$6,732	$74,222

(b)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 17, 2008:

LOOKSMART, LTD.

By:	/s/ R. BRIAN GIBSON
R. Brian Gibson, Principal Accounting Officer and Acting Chief Financial Officer (Acting Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward West and R. Brian Gibson jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD WEST Edward West	Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/S/ R. BRIAN GIBSON R. Brian Gibson	Principal Accounting Officer and Acting Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/S/ EDWARD WEST Edward West	Chair of the Board	March 17, 2008

/S/ JEAN-YVES DEXMIER Jean-Yves Dexmier	Director	March 17, 2008

/S/ TERESA DIAL Teresa Dial	Director	March 17, 2008

/S/ ANTHONY CASTAGNA Anthony Castagna	Director	March 17, 2008

/S/ MARK SANDERS Mark Sanders	Director	March 17, 2008

/S/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	March 17, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q file with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and June 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

Exhibit Number	Description of Document

10.13	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with the Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated June 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q field with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33‡	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34+	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated February 19, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on November 7, 2003).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

Exhibit Number	Description of Document

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47‡	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48‡	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49*	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective March 31, 2008.

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (please see the signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.