Form 10-K/A
period 2007-12-31
LOOKSMART LTD
filed 2008-04-30
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. Because we were unable to file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2007, we are amending and restating in its entirety Part III and supplementing Part IV of the Report. This Form 10-K/A does not reflect events occurring after the filing of the Report and, other than the amendment described above, does not modify or update the disclosures in the Report in any way.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Board of Directors

Our board of directors consists of six directors, two of whom are standing for election at our 2008 annual meeting of stockholders: Edward F. West and Timothy J. Wright. In addition to the two directors standing for election, we have one incumbent director with a term expiring in 2009 and three incumbent directors with terms expiring in 2010. Our bylaws provide that the board of directors is divided into three classes. There is no difference in the voting rights of the members of each class of directors. Each class of directors serves a term of three years, with the term of one class expiring at the annual meeting of stockholders in each successive year. There are no family relationships among any directors, nominees for director or executive officers of the Company. The names, ages, position with the Company and current terms of office of our directors as of April 25, 2008 are as follows:

Name	Age	Position	Expiration of Term
Anthony Castagna (1)(2)	60	Director	2010
Teresa Dial (2)(3)	58	Director	2010
Mark Sanders (3)(4)	64	Lead Director	2010
Edward F. West	55	Chair of the Board and Chief Executive Officer	2008
Timothy J. Wright (1)(3)	43	Director	2008
Jean-Yves Dexmier (1)(4)	56	Director	2009

(1)	Member of audit committee
(2)	Member of nominating and governance committee
(3)	Member of compensation committee
(4)	Member of strategic development committee

Edward F. West has served as one of our directors since November 2001 and as Chair of the board since June 2005. In August 2007, Mr. West was appointed interim Chief Executive Officer and President of the Company and became the permanent Chief Executive Officer and President in January 2008. Since 2003, Mr. West has served as Managing Director of Sage Partners LLC, an advisory services firm in venture development and strategic leadership. Mr. West served as Chief Executive Officer of Colarity Corporation, a customer knowledge management company, from January 2001 to December 2003. From December 1999 to December 2000, Mr. West served as Chief Executive Officer of RealNames International, the global development subsidiary of RealNames Corporation, an Internet names and navigation platform provider. From May 1998 to December 1999, Mr. West served as Executive Vice President, Business Development, Sales and Marketing, at RealNames Corporation. From January 1996 to April 1998, Mr. West served as Chief Operating Officer of Softbank Interactive Marketing, a provider of marketing services and sales representation to Internet sites seeking interactive advertisers. Mr. West received an A.B. in Architecture/Urban Planning from Princeton University and an M.B.A. from Harvard Business School.

Timothy J. Wright has served as one of our directors since August 2005. Mr. Wright is currently a General Partner at GrandBanks Capital, an early stage venture capital company based in Newton, Massachusetts. Since November 2007, Mr. Wright has represented GrandBanks Capital on the board of directors of XKOTO, Inc., a provider of data virtualization solutions located in Waltham, Massachusetts. Mr. Wright served as Chief Executive of the EMEA and Asia-Pacific operations of Geac Computer Corporation Limited and as its Chief Technology Officer from May 2004 to March 2006. He also served as Geac’s Senior Vice President, Chief Technology Officer and Chief Information Officer from January 2003 to May 2004. Prior to joining Geac, Mr. Wright served for just over three years as Senior Vice President, Chief Technology Officer and Chief

Information Officer at Terra Lycos, a provider of Internet access and content to users worldwide. Prior to working at Terra Lycos, Mr. Wright spent seven years at The Learning Company, a provider of consumer educational and home productivity software, until it was acquired by Mattel, Inc. in 1999. Mr. Wright received a B.S. in Computer Science from City University in London.

Incumbent Directors Whose Terms Continue After the 2008 Annual Meeting

The following person is an incumbent director whose term expires at the annual meeting of stockholders in 2009:

Jean-Yves Dexmier has served as one of our directors since April 5, 2007. Dr. Dexmier served as Chief Financial Officer for Openwave Systems, Inc. from August 2007 through January 2008. Prior to that, Dr. Dexmier served as Chief Executive and Chair of the Board of Agentis Software from 2001 to 2005. He served as Chief Executive Officer, President and Chief Financial Officer of Informix Software from 1997 to 2000. Dr. Dexmier also served as the Chief Financial Officer of Octel Corporation from 1995 to 1997. From 1994 to 1995 he served as Chief Financial Officer of Air Liquide Americas and from 1991 to 1994 he served as Chief Financial Officer of Thomson Consumer Electronics U.S. Dr. Dexmier received a B.A. in Fundamental Mathematics from Lycee Pasteur, an M.B.A. from Ecole Polytechnique and a Ph.D. in Electronics from Ecole Nationale Superieure de l’Aeronautique et de l’Espace, all located in France.

The following persons are incumbent directors whose terms expire at the annual meeting of stockholders in 2010:

Anthony Castagna has served as one of our directors since March 1999. Since 1997, Dr. Castagna has served as a non-executive director of Macquarie Technology Ventures Pty Limited, an Australian venture capital fund and wholly owned subsidiary of Macquarie Bank Limited, Australia’s largest investment bank, and as an independent advisor to the Macquarie Technology Investment Banking Division of Macquarie Bank Limited, an investment banking company. He is also a non-executive director of early-stage private technology-based companies in Australia, Asia and the United States. Dr. Castagna served as a non-executive director of BT LookSmart, the joint venture between LookSmart and British Telecommunications, until December 2002. Dr. Castagna holds a Bachelor of Commerce from the University of Newcastle, Australia, and an M.B.A. and Ph.D. in finance from the University of New South Wales, Australia.

Teresa Dial has served as one of our directors since 2003 and was Chair of the board from July 2004 to June 2005. In June 2005 she became Group Executive Director of Lloyds TSB and Chief Executive of Lloyds TSB Retail Bank. From 1973 until her retirement in 2001, Ms. Dial held various management roles at Wells Fargo & Co. including CEO of its subsidiary Wells Fargo Bank. Ms. Dial serves on the Board of Directors of Lloyds TSB and the London Skills and Employment Board. She is a member of the Council of 100 at Northwestern University, the International Women’s Forum and Cambridge University’s Judge Business School Board of Advisors.

Mark Sanders has served as one of our directors since January 2003 and has served as our Lead Director since October 2007. Mr. Sanders served as Chairman of Pinnacle Systems, a supplier of video creation, storage, distribution and streaming solutions, from July 2002 to March 2004. Mr. Sanders also served as a Director of Pinnacle Systems from January 1990 to March 2004 and as its President and Chief Executive Officer from January 1990 to July 2002. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders also serves on the board of directors of Bell Microproducts Inc., a computer storage and semiconductor company. Mr. Sanders holds a B.S. in Electrical Engineering from California Polytechnic University, Pomona and an M.B.A. from Golden Gate University.

Executive Officers

Our executive officers, and their respective ages as of April 25, 2008, are as follows:

Name	Age	Position
Edward F. West	55	Chief Executive Officer, President and Chair of the Board of Directors
R. Brian Gibson	51	Acting Chief Financial Officer
Jonathan Ewert	44	General Manager, Advertising Networks
Stacey Giamalis	43	Senior Vice President Legal and Human Resources, General Counsel, and Secretary
Ari Kaufman	35	General Manager, Publisher Services
Bert Knorr	59	Vice President, Technology
Michael Schoen	36	Vice President, Product

Edward F. West has served as our Chief Executive Officer and President since January 2008. He served as our interim Chief Executive Officer and President from August 2007 to January 2008. He has been chair of the board since June 2005 and a member of the board since November 2001. Mr. West received an A.B. in Architecture/Urban Planning from Princeton University and an M.B.A. from Harvard Business School.

R. Brian Gibson has been our acting Chief Financial Officer since January 2008. Mr. Gibson joined LookSmart in August 2006 as its Vice President, Finance and Controller, and was promoted to Principal Accounting Officer in July 2007. Prior to joining LookSmart, Mr. Gibson served as Vice President of Finance for Sensage, Inc. a security information management solutions provider. In this capacity, Mr. Gibson was responsible for all finance and accounting functions, information technology, operations, human resources and legal. Prior to Sensage, Mr. Gibson held a senior operational role at Homestore, Inc. (Nasdaq: HOMS), a supplier of on-line media and technology solutions to the home and real estate industries and held senior financial and operational roles at Internet Pictures Corp. (Nasdaq: IPIX), a imaging software and services provider. Mr. Gibson is a licensed Chartered Accountant in Ontario, Canada.

Jonathan Ewert has served as our General Manager, Advertiser Networks since September 2007. Mr. Ewert joined LookSmart in April 2007 as our Vice President, East Coast. Prior to that, Mr. Ewert was the of Chief Executive Officer for ePals since 2003. Prior to ePals, Mr. Ewert was Vice President, Business Development for E-Commerce Solutions LLC, a consumer e-commerce enterprise software and marketing services company. Since 1989 he has held key sales positions with such companies as Infoseek Corporation, Modem Media, an Internet professional services firm, and Landon Associates, Inc. Mr. Ewert earned his B.A. in Political Science from College of the Holy Cross.

Stacey Giamalis has served as our Senior Vice President, General Counsel, and Secretary since July 2005 and also as our Senior Vice President, Human Resources since February 2007. She has eighteen years of experience as a corporate attorney representing companies in technology and other industries. As LookSmart’s General Counsel, Ms. Giamalis is responsible for advising on all legal matters, including corporate/securities, contractual, intellectual property, product, and international matters. She is also responsible for LookSmart’s human resources function. Prior to joining LookSmart, Ms. Giamalis was Vice President, General Counsel and Secretary of QRS Corporation, which offered hosted network services for retail e-commerce. Before QRS, she was the Vice President, General Counsel and Secretary of CrossWorlds Software, an enterprise software company that went public during her tenure. She was previously in private practice. Ms. Giamalis received a B.A. in Psychology from the University of California, Davis and a J.D. from the University of California, Berkeley (Boalt Hall).

Ari Kaufman has served as our General Manager, Publisher Services since September 2007. Mr. Kaufman joined LookSmart as Vice President, Publisher Sales in April 2007. Prior to that, Mr. Kaufman held the position of Vice President of Sales, Online Ad Serving Solutions for TruEffect, Inc. since April 2005. Prior to that,

Mr. Kaufman was Vice President of Business Development at Integro eBusiness Consulting from December 2003 through October 2004, where he was instrumental in the development of the company’s Microsoft partnership, collaborating business opportunities, sharing client leads and expanding service skills across the Microsoft platform. From April 2001 through December 2004, Mr. Kaufman was a Management Consultant for Trailblazer Consulting Group. Mr. Kaufman’s career spans 10 years in the online advertising industry. Having launched one of the largest advertisement-supported financial web sites in 1996, Mr. Kaufman oversaw online advertising sales as Executive Vice President for Zacks.com.

Bert Knorr has served as our Vice President, Technology since September 2007. Mr. Knorr is responsible for Engineering, Operations, and Information Technology. Mr. Knorr joined LookSmart as VP, Engineering for Ad Products in June 2005. From December 2004 to June 2005, Mr. Knorr worked as a consultant. From fall of 2003 to December 2004, Mr. Knorr was Vice President of Operations for Lycos.

Michael Schoen has served as our Vice President, Product since April 2004. He was promoted to an executive officer in June 2006. In his role, Mr. Schoen is responsible for product strategy and implementation of LookSmart’s AdCenter Platform, serving both advertisers and publisher licensees. Mr. Schoen joined LookSmart as Director, Technology in October 2000 in connection with the Company’s acquisition of Zeal.com where he was responsible for Zeal’s community-contributed Internet directory. Mr. Schoen earned his A.B in Computer Science from Harvard College and an M.B.A. from the UCLA Anderson School of Management.

Board Committees and Meetings

In 2007, the board of directors held eleven meetings. Each of the directors attended 75% or more of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served). The Company has a policy of encouraging board members’ attendance at annual stockholder meetings. In 2007, seven members of the board of directors attended the annual stockholder meeting.

In March 1999, the board of directors established two standing committees: the audit committee and the compensation committee. Prior to that time, the functions of these two standing committees were performed by the board of directors. In June 2002, the board of directors established an additional standing committee: the nominating and governance committee. In October 2007, the board of directors established an additional standing committee: the strategic development committee.

Audit Committee.    The audit committee functions in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), by overseeing the accounting and financial reporting processes of the Company, as well as audits of the Company’s financial statements. The audit committee operates under a written charter adopted by the board of directors and has the authority to select, and is directly responsible for the selection of, the Company’s independent registered public accounting firm. The audit committee approves the nature and scope of services to be performed by the independent registered public accounting firm, reviews the range of fees for such services, confers with the independent registered public accounting firm, reviews the results of the annual audit and the Company’s annual and quarterly financial statements, reviews with the management and independent registered public accounting firm the Company’s accounting and financial controls, and reviews policies and practices regarding compliance with laws and the avoidance of conflicts of interest. Currently, the audit committee consists of directors Castagna, Wright and Dexmier all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Dr. Dexmier was appointed as Chair of the audit committee in April 2007; director West was Chair of the committee from November 2006 to April 2007. Mr. West resigned from the audit committee upon his appointment as interim Chief Executive Officer and President in August 2007. Dr. Dexmier is an “audit committee financial expert” within the meaning of applicable SEC rules. In 2007, the audit committee held fourteen meetings. The charter of the audit committee is available for viewing and download at www.looksmart.com/about-corporate-governance.html

Compensation Committee.    In April 2007, the board of directors approved amendments to the Compensation Committee Charter. In accordance with these amendments, the compensation committee has the authority to review and approve compensation for the Chief Executive Officer and other key employees, including cash, bonus incentives, executive perquisites, employment contracts, retention bonuses, and all other forms of compensation. The compensation committee is also responsible for administering the Company’s equity incentive plans and has the authority to delegate this responsibility to the Chief Executive Officer. Currently, the compensation committee consists of directors Wright, Sanders and Dial, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Sanders was appointed as Chair of the compensation committee in July 2004. Ms. Dial was appointed to the compensation committee in November 2006. Mr. Wright was appointed to the compensation committee in October 2005. In 2007, the compensation committee held ten meetings. The charter of the compensation committee is available for viewing and download at www.looksmart.com/about-corporate-governance.html.

Nominating and Governance Committee.    The nominating and governance committee develops and implements policies and processes regarding corporate governance matters, assesses board membership needs and makes recommendations regarding potential director candidates to the board of directors. Currently, the nominating and governance committee is composed of directors Castagna and Dial, both of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Castagna was appointed Chair of the nominating and governance committee in June 2002. In August 2007, director West submitted his resignation from the committee (which resignation was accepted prior to the next committee activity) upon his appointment to interim Chief Executive Officer and President. Director Sanders resigned from the committee in October 2007. In 2007, the nominating and governance committee held three meetings. The nominating and governance committee will consider nominees recommended by stockholders as described further below in “Nomination of Directors.” The charter of the nominating and governance committee is available for viewing and download at www.looksmart.com/about-corporate-governance.html.

Strategic Development Committee.    The strategic development committee reviews and advises the Board of Directors regarding the Company’s overall strategy. Currently, the strategic development committee is composed of directors Dexmier and Sanders, both of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Dr. Dexmier was appointed Chair of the strategic development committee in October 2007. From the time of its formalization in October 2007 through the end of 2007, the strategic development committee met approximately four times per month.

Nomination of Directors

The nominating and governance committee has in the past, and may in the future, use third party executive search firms to help identify prospective director nominees. In evaluating the suitability of each candidate, the nominating and governance committee will consider issues of character, judgment, independence, age, expertise, diversity of experience, length of service, other commitments and the like. While there are no specific minimum qualifications for director nominees, the ideal candidate should exhibit (i) independence, (ii) integrity, (iii) qualifications that will increase overall board effectiveness and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or expertise for audit committee members. The nominating and governance committee uses the same process for evaluating all nominees, regardless of the original source of the nomination.

LookSmart stockholders may recommend individuals to the nominating and governance committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to: LookSmart Nominating and Governance Committee, c/o General Counsel, 625 Second Street, San Francisco, CA 94107. The recommendation must include any relevant information, including the candidate’s name, home and business contact information, detailed biographical data and qualifications, and information regarding any relationships between the candidate and the Company within the last three years. LookSmart stockholders also have the right to nominate director candidates without any action on the part of the nominating and governance committee or the board, by following the advance notice provisions of LookSmart’s bylaws as described below under “Advance Notice Procedures for Stockholder Proposals”. The Nominating & Governance Committee did not receive any director nominations any stockholders.

Communications to the Board

The board of directors provides a process for LookSmart stockholders to send communications to the board of directors. Any stockholder who desires to contact the board of directors may do so by writing to: LookSmart Board of Directors, 625 Second Street, San Francisco, CA 94107. Communications received by mail will be forwarded to the chair of the board who will, in his discretion, forward such communications to other directors, members of LookSmart management or such other persons as he deems appropriate.

Code of Conduct

LookSmart has adopted a code of ethics (referred to as the LookSmart Code of Business Conduct and Ethics) applicable to all directors, officers and employees of the Company and has established a hotline available to all employees on a confidential basis. The LookSmart Code of Business Conduct and Ethics is publicly available at www.looksmart.com/about-corporate-governance.html.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act and the rules thereunder of the Securities and Exchange Commission require the Company’s directors, officers and beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the Commission. Securities and Exchange Commission regulations require that the Company be furnished with copies of these reports. Personnel of the Company generally prepare these reports on behalf of the directors and officers on the basis of information obtained from each director and officer. Based solely on a review of these reports and on such information from the directors and officers, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act to be filed during the year ended December 31, 2007 were filed on time, except that reports on Form 4 for executives Jonathan Ewert, Stacey Giamalis, R. Brian Gibson, Ari Kaufman, Bert Knorr and Michael Schoen reporting options granted on November 20, 2007, were filed one day late on November 26, 2007 and a report on Form 4 for William Bush reporting an open market purchase on December 28, 2007 was filed January 10, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Design of Compensation Program

The Company’s executive compensation program is intended to attract and retain executives and to incent them to achieve Company objectives and increase long-term enterprise value.

Compensation Mix

The Company’s executive compensation program is intended to provide a mix of fixed compensation and “at-risk”, or variable compensation including increased stock value, that is realized only if certain financial Company objectives are met or if the long-term enterprise value of the Company increases. In determining the mix among the forms of compensation used, our Compensation Committee (“Committee”) weighs various factors including the need to attract, retain and motivate executives; the alignment of variable compensation with our stockholders’ interests; the compensation practices of companies with whom we compete or could compete for talent; and factors related to the individual position.

Process for Setting Compensation

On an annual basis our Committee approves total compensation, total cash compensation and individual elements of compensation for our executive officers and sets general compensation policies, goals and guidelines for our non-executive officers. This process typically occurs in the first two months of the fiscal year, after the Company’s operating plan for the ensuing year has been approved by our board of directors. While the Company does not generally work with an outside compensation consultant, the Committee occasionally consults with Compensia, Inc. and in 2007 did so in conjunction with the hiring of Mr. West as interim Chief Executive Officer in August 2007.

In establishing total compensation for executive officers, our Committee reviews information for each officer including: (i) existing total compensation and each element and level of existing compensation, (ii) market data concerning total compensation and each element and level of compensation from compensation surveys for the applicable position(s), and (iii) market data concerning total compensation and each element and level of compensation of publicly-traded benchmark companies using a service from Equilar, an independent agency, for the applicable position(s). The benchmark companies are selected based on industry, competition for talent and other characteristics. In selecting a benchmark company, consideration is also given to whether the company is of a comparable size to the Company in terms of revenue and other applicable characteristics. Data from the benchmark group may be adjusted to reflect the Company’s size and performance against those of the benchmark companies in terms of revenue growth, revenue, net income growth, net income, stockholder returns, and other characteristics as applicable to the Company’s situation and objectives. For 2007 compensation, the benchmark companies consisted of the following: 27/7 Real Media, ADAM Inc., Aptimus Inc., ART Technology Group Inc., Bankrate Inc., Chordiant Software Inc., EDGAR Online Inc., InfoSpace Inc., Interchange Corporation, Intermix Media Inc., Internet Capital Group Inc., iVillage Inc., The Knot Inc., MIVA Inc., PlanetOut Inc., Quotesmith.com Inc., Travelzoo Inc., Tucows Inc. and Website Pros Inc. For 2008, our Committee added one new benchmark company that shared relevant characteristics with the Company and otherwise met its selection criteria. Also, for 2008 three of the 2007 benchmark companies were absent either because they were no longer publicly reporting their compensation information or because they did not report their compensation information prior to the Committee commencing its review. For 2008 compensation, the benchmark companies consist of the following: 24/7 Real Media, ADAM Inc., Aptimus Inc., ART Technology Group Inc., Bankrate Inc., EDGAR Online Inc., InfoSpace Inc., Local.com, Internet Capital Group Inc., The Knot Inc., MIVA Inc., PlanetOut Inc., Insure.com, Inc., Traffix Inc., Travelzoo Inc., Tucows Inc. and Website Pros Inc.

For total executive compensation our Committee gives heavy consideration to the market median and average (as adjusted where appropriate to reflect the Company’s size and performance) from market data consisting of compensation surveys and benchmark companies information. In determining total cash compensation for executives, our Committee considers whether equity grants for the same period would be at, below or above the median and average of the market data. In determining equity grants for executives, our Committee considers existing and proposed equity grant amounts for such executives and the gain to the holder at various market values. Because individual performance and experience, the Company’s strategy and market position and other factors are taken into account in determining compensation, any given executive may have total compensation at, above, or below the median or average of the relevant market data.

The Company’s Chief Executive Officer, Chief Financial Officer and Senior Vice President, Legal and Human Resources play a role in determining executive compensation. Our executive officers create the annual operating plan, which forms a basis for the cash incentive plan; suggest comparator companies for inclusion in the Company’s executive compensation benchmark group where there are not sufficient benchmark companies from the prior year; and suggest individual executive objectives tied to Company strategic objectives for the portion of our bonus plan that is based on individual executive’s achievement, among other activities. Also, our Chief Executive Officer evaluates the performance of executive officers.

Elements of Compensation

The Company’s executive compensation program consists of four elements: base salary, cash bonuses paid pursuant to our incentive plan, stock option grants and general benefit programs. In addition, we offer change of control and severance compensation benefits to our executive officers. Other forms of compensation (for example, spot bonuses or relocation expense reimbursement) may be used in individual circumstances as appropriate, upon the approval of our Committee. Each element of compensation is reviewed individually, considered collectively with the other elements of the Company’s compensation program, and reviewed in light of the Company’s operating plan for the ensuing period to provide consistency between the objectives of that particular element of compensation, the overall compensation program and the operating plan.

Other than as set forth in this Compensation Discussion and Analysis or previously publicly disclosed, the Company has not modified its 2008 employment or severance arrangements with any of the named executive officers. In addition, these executives continue to serve on an at-will basis.

Base Salary.    We pay base salary to attract and retain executives and to compensate our executives on a regular basis for performing their specific job responsibilities. Base salaries represent a fixed portion of compensation and vary by position.

Base salary for an executive position is initially determined by reviewing both salary and total cash compensation data provided by one or more sources of market data such as Radford’s or Croner’s compensation survey for the comparable position. In setting an executive’s compensation for such position in light of the market data, our Committee may take into account factors related to the individual executive, the position, and the Company; as well as the compensation and responsibilities of the position relative to other Company executives’ compensation and their responsibilities. Accordingly, upon Mr. West becoming our interim Chief Executive Officer and President in August 2007, his base salary was set at $300,000 per year; upon Mr. Ewert becoming our Vice President, Ad Sales in April 2007, his base salary was set at $180,000 per year; and upon Mr. Bush becoming our Chief Financial Officer in December 2007, his base salary was set at $250,000 per year.

Increases in salary for executives are based on the same range of salary increases as the Company uses for its non-executive employees as recommended by our Committee. The range is set such that it results in an average company-wide increase as recommended by our Committee, taking into account factors such as the nationwide or regional average merit increase, the competitive landscape for talent and the Company’s need for talent and ability to compete for talent. In determining each individual executive’s salary increase within the range, our Committee primarily considers the individual executive’s performance and the pay level of such executive relative to relevant market data.

On February 12, 2008, as previously publicly disclosed, the Committee recommended and the board approved compensation adjustments for some of the named executive officers. The Committee approved a 10% merit-based salary increase for Mr. Ewert to be effective February 15, 2008. With the increase, Mr. Ewert’s annual base salary is $198,000. The Committee also approved a 4% merit-based salary increase for Ms. Giamalis to be effective February 15, 2008. With the increase, Ms. Giamalis’s annual base salary is $224,640. The Committee also approved a 4% merit-based salary increase for Mr. Schoen to be effective February 15, 2008. With the increase, Mr. Schoen’s annual base salary is $212,888.

Cash Incentive Plan.    We award bonuses pursuant to our cash incentive plan to incent executives to achieve financial and strategic Company objectives (which we believe aligns their interests with those of our stockholders) and to attract executives and retain them in our discretion. Bonuses paid pursuant to our cash incentive plan represent variable compensation, and bonus target levels vary by position. Among all compensation paid to executives, cash bonuses paid pursuant to our incentive plan represent the most direct link between compensation levels and annual corporate performance. Our cash incentive plans for our executives are the same programs we use to compensate our eligible non-executive employees. The cash incentive plan for executives, except sales executives, for fiscal year 2007 was entitled the 2007 Executive Team Incentive Plan, or ETIP. In 2007, cash incentives for our sales executives were made pursuant to our 2007 Sales & Service Incentive Plan (the “2007 Sales Plan”). Under the 2007 ETIP, non-sales executive officers were eligible for and paid annual cash incentives. Under the 2007 Sales Plan, sales executives were eligible for and paid a quarterly cash incentive.

The target bonus level for an individual executive position is initially determined by reviewing both bonus and total cash compensation data provided by one or more sources of market data such as Radford’s or Croner’s compensation survey for the comparable position. In setting an individual executive’s target bonus level in light of the market data, our Committee may take into account factors related to the individual executive; the individual executive’s position; the Company; and the bonus level and the responsibilities of the position relative to other Company executives’ bonus levels and their responsibilities. Typically, the Company’s bonus payments are based upon actual achievement of underlying performance objectives. However, in 2007, the Committee approved partially guaranteed bonuses for the newly hired named executives who began employment midway through a performance measurement period. Accordingly, upon Mr. West becoming our interim Chief Executive Officer and President in August 2007, his target bonus was set at 50% of his base salary, or $150,000 per year on an annualized basis, with the portion attributable to the remainder of the third quarter guaranteed at 100% attainment; upon Mr. Ewert becoming our Vice President, Ad Sales in April 2007, his target bonus was set at 70% of his base salary, or $125,000 per year on an annualized basis, with the portion attributable to the first six months of his employment guaranteed at 100% attainment; and upon Mr. Bush becoming our Chief Financial Officer in December 2007, his target bonus was set at 50% of his base salary, or $125,000 per year on an annualized basis. Ms. Giamalis’s and Mr. Schoen’s target bonuses remain at 40% and 25% of her and his base salary, respectively.

Our Committee does not regularly adjust target bonus levels as part of its annual review. However on occasion, as part of its annual review of total cash compensation for executives, the Company may adjust the target bonus level for selected individual executives due to promotions, changes in total cash compensation of other companies (as evidenced by market data and with heavy consideration given to the market median or average), as a partial implementation of a cash compensation increase, or other factors.

For the Company’s cash incentive plans, our Committee approves corporate financial objectives (and with respect to 2007, individual performance objectives) based on our operating plan for the ensuing period, the weighting towards the total bonus of each objective, and payout percentages upon certain levels of achievement of each objective. In making these determinations, our Committee considers the expected return to Company stockholders for certain levels of achievement of these objectives, the incentive to the executives to attain minimum and higher levels of achievement of the objectives, and other factors.

For 2007, the performance objectives for the cash incentive plans were based on: (i) corporate financial performance, including increasing revenue, improving operating loss, managing operational budgets within specified targets, and entering into strategic deals; (ii) commercial performance, including increasing product sales and marketing with respect to specific product offerings; (iii) research and development performance, including launching new and upgraded products in a timely manner and making recommendations related to infrastructure and underperforming products; (iv) operations performance, including improved data reporting, developing strategic plans and improving technical capabilities; (v) legal, regulatory and compliance performance, including improving certain processes and achieving certain regulatory objectives; and (v) human resources performance, including attracting and retaining personnel for certain teams and transitioning certain responsibilities. For all named executive officers except Mr. West and Mr. Ewert, two corporate financial performance objectives—revenue and operating loss—together accounted for 70% of the total payout under the 2007 ETIP, and individual objectives accounted for 30% of the total payout under the 2007 ETIP. For Mr. West, two corporate financial performance objectives—revenue and adjusted net income—together accounted for 100% of his total payout under the 2007 ETIP. For Mr. Ewert, one corporate financial objective—revenue—accounted for 100% of his total payout under the 2007 Sales Plan. At the beginning of 2007 the Committee approved the attainment levels and associated payouts under the 2007 ETIP’s corporate financial performance objectives based on our annual operating plan for 2007.

The 2007 ETIP contained minimum threshold amounts for the corporate financial objectives. Provided that each of the minimum threshold amounts for the corporate financial objectives were achieved, for 2007 each of Messrs. Simonelli, Bush and Schoen and Ms. Giamalis had the potential to earn 60%-150% of his or her target bonus (as prorated where applicable to reflect a partial year of service); and each of Messrs. West and Hills had the potential to earn 60%-200% of his target bonus (as prorated to reflect a partial year of service). For 2007, the minimum threshold amounts for the corporate financial objectives were achieved, but less than 100% of the target bonus levels were achieved. The 2007 Sales Plan as applied to Mr. Ewert contained minimum threshold amounts for the corporate revenue objective. Provided that the minimum threshold amount for corporate revenue was achieved, for 2007 Mr. Ewert had the potential to earn 25%-125% of his target bonus (as prorated to reflect a partial year of service). For 2007, for Mr. Ewert, the minimum threshold amount for the corporate revenue objective was achieved, but less than 100% of the target bonus level was achieved.

The Committee sets corporate financial performance objectives based on proposed goals for the Company, achievement of which is difficult to predict with certainty because the Company’s business evolves during the performance period. For 2007, each 2007 ETIP participant except Mr. West achieved approximately 82% of the 70% portion of the annual bonus that related to corporate financial performance objectives. With respect to individual performance objectives that determine 30% of the 2007 bonus amount for Mr. Schoen and Ms. Giamalis, attainment of this portion for each of these named executive officers was 100%. With respect to Mr. West, he achieved over 115% (past which achievement his bonus was capped) of the two corporate financial performance objectives for his 2007 cash incentive. With respect to Mr. Ewert, under the 2007 Sales Plan he achieved approximately 121% of the corporate revenue financial performance objective. Accordingly, in March 2008 Mr. West was paid $100,000 in cash (as prorated to reflect a partial year of service) under the 2007 ETIP (two months, or $25,000, of which was guaranteed as described above); Mr. Schoen was paid $40,745 in cash under the 2007 ETIP; and Ms. Giamalis was paid $68,488 in cash under the 2007 ETIP. With respect to Mr. Ewert, in July and October 2007 and February 2008 he was paid an aggregate of $100,562 in quarterly cash incentives under the 2007 Sales Plan (six months, or $62,500 of which was guaranteed as described above). Mr. Hills and Mr. Bush, both of whom separated from the Company prior to payment of the 2007 ETIP, did not receive a cash incentive under the 2007 ETIP. Pursuant to the terms of an amendment to his offer letter entered into in August 2007, when Mr. Simonelli separated from the Company in November 2007 he received a cash incentive under the 2007 ETIP of $107,629 (as prorated to reflect a partial year of service).

On February 12, 2008, the Committee approved terms for the Company’s 2008 Executive Team Incentive Plan, or 2008 ETIP for the Company’s executive officers including its General Managers. In order to align cash bonuses more closely to the expected return to stockholders and to increase motivation to accomplish company goals, in the 2008 ETIP the Committee removed individual performance objectives so that 100% of the target bonus will be based on Company or line of business performance criteria, changed the operating loss measure of corporate financial performance to net income, and changed the pay out structure to pay a portion of each named executive officer’s cash incentive quarterly based on quarterly financial objectives (with a portion remaining payable based on annual financial objectives). For its General Managers, the Committee changed the financial objectives to line of business revenue, line of business contribution margin, and revenue of other lines of business. Due to the change in the Company’s corporate cash incentive plan to pay a portion of each individual’s cash incentive quarterly based on quarterly financial objectives, at the beginning of the first and second quarters of 2008 the Committee approved attainment levels under the 2008 ETIP for the portion of the cash incentive attributable to such quarters.

Our ETIPs are not structured to qualify as “performance-based compensation” under Internal Revenue Code section 162(m). See further discussion of deduction issues arising under Code Section 162(m) below in “Compliance with Internal Revenue Code Section 162(m).”

Stock Options.    We grant nonqualified stock options to executives to incent them to increase enterprise value in the long term (which we believe aligns their interests with those of our stockholders) and to attract and retain executives. Stock option grants represent variable compensation, and grant levels vary by position. Among all compensation paid to executives, stock option grants represent the most direct link between compensation levels and long-term corporate performance. We also grant nonqualified stock options to our eligible non-executive employees.

New hire option grant levels for executives are determined by reference to market data and previous new hire option grants by the Company for relevant positions, among other factors. Accordingly, Mr. West received a new hire option grant of 450,000 shares in February 2008; Mr. Ewert received a new hire option grant of 40,000 shares in August 2007; and Mr. Bush received a new hire option grant of 200,000 shares in January 2008. As a general matter, and for all named executive officers except Mr. West, new hire grants for executives vest beginning on their hire date and 25% of each option becomes exercisable on the first anniversary of the vesting commencement date, with 1/48th of the option shares becoming exercisable each month thereafter. With respect to Mr. West, in order to attract and retain Mr. West and to emphasize equity incentives and de-emphasize base salary and cash incentives, his new hire grant vests beginning on his hire date with  1/24th of each option becoming exercisable each month after his hire date. New hire grants for executives are granted by our Committee.

In January 2008, the Company discovered an administrative error pertaining to the grant of Mr. West’s new hire grant. Pursuant to the Committee’s option grant practices in effect at the relevant time, Mr. West’s option grant would normally have been made some time in November 2007. However, no such grant was submitted to the Committee for approval in November 2007. In light of this error, which resulted in Mr. West’s February 2008 option grant having a higher exercise price than if it had been granted in November 2007, in March 2008 the Committee approved an additional nonqualified stock option grant of 150,000 shares to Mr. West that vests monthly until August 2009 beginning on his hire date.

Mr. West’s new hire stock option grant of 450,000 shares and the above stock option grant of 150,000 shares were not approved by our Compensation Committee until 2008 and therefore he had no vested or unvested options relating to any grants received in his capacity as Chief Executive Officer and President at the end of 2007.

As part of its annual review of executive compensation, our Committee recommends and grants “refresher” grants to executives in conjunction with annual refresher grants to all eligible employees. Annual refresher grants typically vest beginning on the date of grant or the date the Committee approves the Company refresher grant pool amount and 1/48 of each option becomes exercisable each month after the vesting commencement date. In determining the amount of each individual executive’s refresher grant, the Committee reviews annual equity grant and total potential ownership information of benchmark companies, with heavy consideration given to the median and average grant amounts for the relevant position at the benchmark companies. In determining the amount of each executive’s refresher grant in light of the market data, the Committee may take into account factors related to the individual executive, including his or her current level of actual and potential ownership, his or her current level of equity incentive, and his or her responsibilities and changes to those responsibilities; factors related to the Company, including the shares available for grant under the relevant plan and the expenses and dilution associated with the equity grant; the equity position and responsibilities of the executive compared to the equity position and responsibilities of other executive officers; and the total cash compensation paid to the executive, including whether that total cash compensation is at, below or above the median or average of the market data.

In November 2007, in light of the executive changes occurring at the Company and the need to motivate and retain the services of its employees, including its named executive officers, the Committee approved a “refresher” grant program in lieu of grants that would typically be made in early 2008. Pursuant to this program, as previously publicly disclosed, the following named executive officers received nonqualified option grants with an exercise price of $3.20 per share that vest monthly over two years from the date of grant, in the following amounts: Jonathan Ewert, 150,000 option shares; Michael Schoen, 125,000 option shares; and Stacey Giamalis, 125,000 option shares.

The vesting of all of the named executive officers’ option grants are subject to the change of control provisions of the executive’s employment arrangement.

Equity Grant Practices.    In 2007 and the last several years, we have not granted restricted stock units, share appreciation rights or any equity vehicles other than stock options. However, our 2007 Equity Incentive Plan permits the grant of restricted stock units, stock appreciation rights and other equity vehicles, so we may grant equity awards other than stock options in the future. For all stock options that we grant, the exercise price for these grants is equal to the closing fair market value of our common stock on the date of grant. Our board of directors has delegated to the Company’s chief executive officer (or, in his or her absence, our Committee chair) the authority to grant new hire and promotional stock option grants to non-executives on a weekly basis as needed. Our chief executive office (or, in his absence, our Committee chair) typically makes these new hire and promotional grants to non-executives on the first business day of each week as needed. From July 2005 to November 2007 our Committee and board of directors had a practice that, with respect to any stock option grants by the Committee or the board that would otherwise be granted sometime on or after the first day of the last month of a quarter, the Committee and the board would make those grants after the second day following the public disclosure of the Company’s financial results for that quarter (but not later than 45 days after the end of that quarter), unless the Committee or the board deems it necessary, appropriate or advisable to do otherwise. In November 2007, the Committee amended its equity grant practices with respect to new hire grants to approve them as close to the first business day of each month as possible.

This practice does not extend to the new hire and promotional grants that the board has previously authorized the Company’s chief executive officer (or, in his or her absence, our Committee chair) to make to non-executives.

Benefit Programs.    We offer health, welfare, life insurance, stock purchase, relocation and 401(k) programs to all eligible employees to attract and retain them and to provide them with a level of health and financial security. Our benefit programs to all employees, including executives, include the following components: medical, dental, vision, short-term and long-term disability, employee assistance program, flexible spending accounts, life and accidental death and dismemberment insurance, the 1999 Employee Stock Purchase Plan (“1999 ESPP”), which is a tax-qualified plan under Internal Revenue Code section 423, paid time off, sick time, pre-tax commuter, parking and other similar benefits and discounted legal and other similar services. These benefits are provided through an outsourced human resources service provider to limit our program costs and provide quality programs. Our 1999 ESPP provides for a 15% discount to the lower of the market price at the end of the purchase period or the market price at the beginning of the offering period. With respect to our 401(k) plan, we match employee contributions up to a maximum of $3,000, and such contributions vest 50% after the first year of employment and vest 100% after the second year of employment. We periodically review the performance of our plan administrator, plan provider and other 401(k)-related vendors with an objective of keeping costs down while maintaining a quality plan.

We may also offer relocation benefits, which may include income tax “gross-ups” on those benefits to the extent taxable, to all employees. The benefit level and availability of tax “gross up” varies by position.

There are no benefits available to executives that are not available to other eligible employees, except that we do maintain severance and change of control benefits with our executive officers, as described below in the section entitled “Post-Termination Compensation and Benefits.” We offer these benefits to attract and retain executives. In November 2007, in light of the executive changes occurring at the Company and the need to motivate and retain the services of its executive officers, including its named executive officers, the Committee approved changes to its severance and change of control benefits to offer them to all executive officers (not just Senior Vice Presidents as was the case prior to November 2007) and to approve standard benefit levels according to position, as described below in the section entitled “Post-Termination Compensation and Benefits.”

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Code provides that a company may not deduct compensation paid to certain executive officers in excess of $1,000,000 per officer in any one year, except for “performance-based” compensation. Total cash and non-cash compensation paid to or recognized by the Company’s named executive officers in 2007 did not exceed the $1,000,000 limit per officer. The total cash compensation to be paid to executive officers in 2008 will not exceed this limit. We believe that income recognized by executive officers with respect to options granted in 2007 will be fully deductible under Section 162(m). In addition, we expect that any options granted under the LookSmart 2007 Equity Incentive Plan in 2008 will be fully deductible under Section 162(m). While the Company may from time to time grant equity awards that are not fully deductible under Section 162(m), we continue to consider the deductibility of all components of compensation and we have designed the LookSmart 2007 Equity Incentive Plan to permit us to grant cash and equity awards that will qualify as “performance-based compensation.” The Committee intends to continue monitoring this issue and to review compensation practices in a manner that maximizes, to the extent practicable in light of other relevant business factors, the deductibility of our executives’ compensation.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. Final regulations under Section 409A were released in April 2007. While the Company believes that it does not maintain any arrangements that might be deemed to be deferred compensation arrangements under Section 409A and available guidance thereunder, during the remainder of 2008 it intends to continue monitoring its arrangements in light of the final regulations and available guidance.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its outstanding stock options and 1999 ESPP in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

This report is submitted by the Compensation Committee.

/s/    Mark Sanders

/s/    Teresa Dial

/s/    Timothy Wright

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for all services rendered in all capacities to the Company and its subsidiaries for the 2007 fiscal year, by the Company’s Chief Executive Officer, former Chief Executive Officer, two former Chief Financial Officers, and the three other most highly compensated executive officers of the Company in fiscal year 2007 whose salary and bonus for the 2007 fiscal year exceeded $100,000.

The persons listed in the table below are referred to throughout this proxy statement as the “named executive officers.”

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Edward F. West (6)	2007	123,721	—	—	100,000	257	223,978
Chief Executive Officer and President

Stacey Giamalis (7)	2007	213,354		85,170	68,488	3,384	370,396
SVP, General Counsel	2006	200,000	—	89,440	32,856	3,082	325,378

Jonathan Ewert (8)	2007	128,077	74,500	16,920	38,062	3,248	260,807
General Manager, Advertiser Networks

Michael Schoen (9)	2007	203,394		80,607	40,745	3,378	328,124
VP, Technology	2006	194,700	—	57,954	25,325	3,417	281,396

David B. Hills (10)	2007	260,010	—	530,259	—	514,046	1,304,315
Former Chief Executive Officer	2006	350,000	18,449	724,554	52,406	46,660	1,192,069

John Simonelli (11)	2007	293,677	135,000	104,539	107,629	3,481	644,326
Former Chief Financial Officer	2006	270,000	45,000	150,298	23,190	3,583	492,071

William Bush	2007	—	—	—	—	—	—
Former Chief Financial Officer (12)

(1)	Includes amounts earned but deferred at the election of the executive officer under the Company’s 401(k) Plan established under Section 401(k) of the Internal Revenue Code.
(2)	Includes non-equity guaranteed or discretionary bonuses, hiring bonuses and relocation bonuses. Annual cash incentive payments are reported under “Non-Equity Incentive Plan Compensation.”
(3)

Reference is made to Note 11 “Share-Based Compensation” to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2007, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. The Company’s stock-based compensation expense recognized under FAS 123R reflects an estimated forfeiture rate relating to service based vesting conditions of 19.7% in 2007. The values recognized in the “Option Awards” column above do not reflect such estimated forfeitures.

(4)

Consists of amounts earned in 2007, which for all named executive officers except Mr. Ewert and Mr. Simonelli were paid in 2008. For a description of the non-equity incentive plans see the Compensation Discussion and Analysis, above. One of our executives, Jonathan Ewert, earned incentive bonuses under our 2007 Sales Plan.

(5)

Amounts include employer contributions credited under the Company’s 401(k) Plan which is open to all Company employees. Under the 401(k) Plan, the Company makes matching contributions based on each participant’s voluntary salary deferrals, subject to plan and Internal Revenue Code limits. The maximum employer matching contribution in any given year is $3,000. Under the 401(k) Plan, matching contributions are 50% vested after the first year of employment and 100% vested after the second year of employment. Amounts also include the value of life insurance premiums paid by the Company on behalf of the employee, the value of any tax reimbursement, and post termination payments such as severance payments.

(6)

Mr. West was entitled to a cash bonus of $100,000 pursuant to the Company’s 2007 Executive Team Incentive Plan (ETIP). Mr. West was to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. The options were not granted until February 4, 2008 and therefore he had no vested or unvested options relating to any grants received in his capacity as Chief Executive Officer and President at the end of 2007.

(7)	Ms. Giamalis earned a cash bonus in the amount of $68,488 pursuant to the 2007 ETIP. She also received 170,000 options whose value for 2007 financial statement reporting purposes was $30,762.50.
(8)

Mr. Ewert received a guaranteed bonus of $31,250 for each of the second and third quarters of 2007. He also received a spot bonus in the amount of $12,000. Mr. Ewert earned an incentive bonus in the amount of $38,061.50 for the fourth quarter of 2007 pursuant to the Company’s 2007 Sales Plan. He also received 190,000 options whose value for 2007 financial statement reporting purposes was $16,919.69.

(9)	Mr. Schoen was entitled to a cash bonus of $40,744.80 pursuant to the Company’s 2007 ETIP. He also received 147,000 options valued at $18,941.89 for financial statement reporting purposes.
(10)

Mr. Hills worked for the Company from October 2004 through August 2007. The amount shown under “All Other Compensation” for 2007 reflects $503,830 in severance payments that Mr. Hills received, legal fees and outplacement services related to his separation and insurance premiums paid on behalf of Mr. Hills. The amount shown under “All Other Compensation” for 2006 includes a payment to Mr. Hills of $45,904 as a tax gross up for relocation benefits received in the tax year 2005.

(11)

Mr. Simonelli worked for the Company from December 2005 through November 2007. Mr. Simonelli received a $25,000 spot bonus in connection with the Company’s sale of its Net Nanny asset in January 2007. He also received a retention bonus in the amount of $35,000 in November, 2007 and another spot bonus in the amount of $75,000 in connection with the Company’s sale of the FindArticles asset. Mr. Simonelli also earned a cash incentive payment of $107,628.84 under the Company’s 2007 ETIP pursuant to an amendment to his offer letter entered into in August 2007. Mr. Simonelli received his cash incentive award in 2007 on his departure date pursuant to a separate agreement with the Company. Mr. Simonelli also received 90,000 options whose value for 2007 financial statement reporting purposes was $37,610.

(12)

Mr. Bush worked for the Company from December 2007 through January 2008. He was not paid any compensation in 2007. In 2007 he earned $6,731 salary which was paid in 2008. Mr. Bush received a new hire option grant in January 2008.

2007 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Edward F. West (2)		37,500	62,500	125,000

Stacey Giamalis (3)		51,366	85,611	128,417			—
	3/1/07				45,000	4.32	110,556
	11/20/07				125,000	3.20	272,075

Jonathan Ewert (4)		23,437	93,750	—
	8/9/07				40,000	2.62	71,756
	11/20/07				150,000	3.20	326,490

Michael Schoen (5)		30,559	50,932	76,398
	3/1/2007				22,000	4.32	54,050
	11/20/07				125,000	3.20	272,075

David B. Hills (6)		110,250	183,750	367,500
	3/1/07				120,000	4.32	294,816

John Simonelli (7)		94,446	157,410	236,115
	3/1/07				90,000	4.32	221,112

William Bush (8)		—	—	—	—	—	—

(1)	No estimated forfeiture rate has been applied in valuing these option grants.
(2)	Mr. West was eligible to receive a target cash bonus of $62,500 and a maximum cash bonus of $125,000 pursuant to the 2007 ETIP. Mr. West received a cash payment of $100,000 under the 2007 ETIP.
(3)	Ms. Giamalis was eligible to receive a target cash bonus of $85,611 and a maximum cash bonus of $128,417 pursuant to the 2007 ETIP. Ms. Giamalis received a cash payment of $68,488 under the 2007 ETIP.
(4)

Mr. Ewert was eligible to receive a target fourth quarter incentive bonus in the amount of $31,250 pursuant to the Company’s 2007 Sales and Service Incentive Plan. There is no maximum amount achievable under that plan. Mr. Ewert received $38,061.50 for the fourth quarter under the 2007 Sales and Service Incentive Plan.

(5)	Mr. Schoen was eligible to receive a target cash bonus of $50,932 and a maximum cash bonus of $76,398 pursuant to the 2007 ETIP. Mr. Schoen received a cash payment of $40,744.80 under the 2007 ETIP.
(6)

Mr. Hills was entitled to receive a target cash bonus of $183,750 and a maximum of $367,500 pursuant to the Company’s 2007 ETIP. Mr. Hills’s employment with the Company was terminated in August 2007, and he did not receive a bonus under the 2007 ETIP.

(7)

Mr. Simonelli was eligible to receive a cash bonus of $157,410 and a maximum of $236,115 under the 2007 ETIP. Mr. Simonelli’s employment with the Company terminated in November 2007 and, pursuant to an August 2007 amendment to his offer letter, he received a cash payment of $107,628.84 under the 2007 ETIP.

(8)	Mr. Bush’s employment with the Company terminated in January 2008 and he did not receive a bonus under the 2007 ETIP.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Option Grant Date		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
			Exercisable	Unexercisable
Edward F. West (10)	—		—	—	—	—

Stacey Giamalis	08/05/2005	(1)	24,166	15,834	3.1000	08/05/2015
	03/06/2006	(2)	17,500	22,500	4.6100	03/06/2016
	03/06/2006	(3)	10,584		4.6100	03/06/2016
	03/01/2007	(2)	9,375	35,625	4.3200	03/01/2017
	11/20/2007	(8)	2,604	122,396	3.2000	11/20/2017

Jonathan Ewert	08/09/2007	(7)		40,000	2.6200	08/09/2017
	11/20/2007	(8)	3,125	146,875	3.2000	11/20/2017

Michael Schoen	09/20/1999	(4)	1,704	—	3.0150	09/20/2009
	07/01/2000	(5)	250	—	3.0150	07/01/2010
	07/01/2000	(5)	1,336	—	3.0150	07/01/2010
	10/23/2001	(6)	4,480	—	3.2000	10/23/2011
	10/21/2002	(6)	2,780	—	6.5000	10/21/2012
	04/28/2004	(2)	18,333	1667	11.8000	04/28/2014
	08/05/2005	(2)	4,833	3167	3.1000	08/05/2015
	03/06/2006	(2)	12,250	15750	4.6100	03/06/2016
	03/01/2007	(2)	4,583	17,417	4.3200	03/01/2017
	11/20/2007	(8)	2,604	122,396	3.2000	11/20/2017

David B. Hills	10/27/2004	(1)	277,083	72,917	8.6500	10/27/2014
	10/27/2004	(1)	39,583	10,417	14.0000	10/27/2014
	08/05/2005	(2)	60,416	39,584	3.1000	08/05/2015
	03/06/2006	(2)	43,750	56,250	4.6100	03/06/2016
	03/06/2006	(3)	22,679	0	4.6100	03/06/2016
	03/01/2007	(2)	25,000	95,000	4.3200	03/01/2017

John Simonelli (9)	11/18/2005	(1)	60,000		4.4440	11/18/2015
	03/06/2006	(3)	20,411		4.6100	03/06/2016
	03/01/2007	(2)	15,000	75,000	4.3200	03/01/2017

William F. Bush	—		—	—	—	—

(1)

The options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

(2)

The options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan and vest monthly in equal installments during the first forty-eight months from the grant date, assuming no change in employment with the Company.

(3)

In 2006, executive officers could elect to receive all or part of their cash performance bonus in the form of non-qualified stock options. The performance options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan and vested only if certain Company performance goals were attained. In 2006, the performance goals were attained and Mr. Hills, Mr. Simonelli, and Ms. Giamalis received 22,679, 20,411, and 10,584 options, respectively, that became fully vested upon the filing of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 in March 2007.

(4)

The options were granted pursuant to the Zeal Media, Inc. 1999 Stock Plan (the “Zeal Plan”) which the Company assumed when it purchased Zeal Media, Inc. in 2000. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.
(5)

The options were granted pursuant to the Zeal Plan which the Company assumed when it purchased Zeal Media, Inc. in 2000. The options vest monthly in equal installments during the first forty-eight months from the grant date, assuming no change in employment with the Company.

(6)

The options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan and vest monthly in equal installments during the 36 month period from the grant date, assuming no change in employment with the Company.

(7)

The options were granted pursuant to LookSmart’s 2007 Equity Incentive Plan. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

(8)

The options were granted pursuant to LookSmart’s 2007 Equity Incentive Plan and vest monthly in equal installments during the 36 month period from the grant date, assuming no change in employment with the Company.

(9)	Mr. Simonelli’s employment with the Company terminated on November 15, 2007 and his options terminated February 15, 2008.
(10)

Mr. West was to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. The options were not granted until February 4, 2008 and therefore he had no vested or unvested options relating to any grants received in his capacity as Chief Executive Officer and President at the end of 2007.

2007 OPTION EXERCISES AND STOCK VESTED TABLE

In 2007, none of our named executive officers exercised options.

Post-Termination Compensation and Benefits.    Other than as set forth below, the Company has no written employment agreements governing the length of service of its executive officers, or any severance or change of control agreements with its executive officers and each of its executive officers serves on an “at-will” basis.

In October 2004 the Company entered into a severance arrangement with David B. Hills, its Chief Executive Officer as part of his offer letter, providing that in the event of termination without cause or voluntary resignation for “good reason,” the Company will provide a severance package consisting of: (a) continued payment of his base salary for 12 months, (b) incentive bonus in an aggregate amount equal to 100 % of his actual, earned incentive bonus for the fiscal year prior to the fiscal year in which the termination occurs; and (c) up to 12 months of continued health insurance from the date of the termination for him and his eligible dependents. If any termination without cause or voluntary resignation for “good reason” occurs within 12 months after a change of control of the Company, the Company would provide a severance package consisting of: (a) lump sum payment of 100% of his then-current annual base salary, (b) an amount equal to the greater of (i) 100% of his annual incentive bonus for the year in which the change of control occurs or (ii) 100% of his annual incentive bonus for the year prior to which the termination occurs, and (c) up to 12 months of continued health insurance from the date of the termination for him and his eligible dependents. A “change of control” is defined in the severance arrangement as a merger or acquisition of the Company in which the stockholders of the Company prior to the transaction do not retain 50% of the voting securities of the surviving corporation or a sale of all or substantially all of the assets of the Company. “Good reason” is defined in the severance arrangement as any of the following without Mr. Hills’ consent: a significant reduction of his duties, title, authority or responsibilities, relative to his duties, title, authority or responsibilities as in effect at the measuring time; a reduction by the Company in his base salary as in effect at the measuring time except for a one-time reduction, in an amount of up to 10%, that is also applied to substantially all of the Company’s other senior executives; a reduction by the Company in the aggregate level of employee benefits, including bonuses, to which he was entitled at the measuring time with the result that his aggregate benefits package is materially reduced; the failure of the Company to put forth its best efforts to elect him to the board at every opportunity during his employment; or the failure of the Company to grant him the option grant specified in the Stock Options section of his letter.

In connection with Mr. Hills’s resignation as an employee and director of the Company in August 2007, Mr. Hills and the Company entered into a Severance Agreement and General Release (the “Release Agreement”). Pursuant to the Release Agreement, among other terms and conditions, Mr. Hills executed a release with respect to any claims or causes of action relating to Mr. Hills’s employment by the Company, to the termination thereof or to the offer letter dated as of September 24, 2004 (the “Offer Letter”) under which Mr. Hills was employed. Further, the parties agreed to a twelve month non-solicitation agreement and a twelve month consulting arrangement. In consideration of a full and final settlement of any and all claims related to Mr. Hills’s employment at the Company, and subject to certain additional conditions which [the Company expects will be satisfied], the Company agreed to pay Mr. Hills a total sum of $496,640, less required withholdings and authorized deductions, representing twelve months of his annual base salary plus his actual, earned incentive bonus for the 2006 fiscal year. The payment was paid as follows: (a) $64,570, less required withholdings and authorized deductions, was paid in cash in one lump sum, (b) $64,570, less required withholdings and authorized deductions, was paid in one lump sum on February 1, 2008; and (c) $367,500, less required withholdings and authorized deductions, has been and continues to be paid in equal installments over the twelve (12) month period following the effective date of the Release Agreement. The Company also agreed to continue health insurance coverage for Mr. Hills and his eligible dependents for up to 12 months from the date of termination, and has agreed to provide Mr. Hills mutually agreed upon outplacement services through February 1, 2008. The Company also reimbursed Mr. Hills for legal expenses incurred in connection with the review and execution of the Release Agreement, in an amount not to exceed $2,000. In addition, Mr. Hills and the Company agreed that Mr. Hills will provide up to twelve months of consulting services to the Company to assist in the Company’s sales efforts.

The Company has severance arrangements with each of its named executive officers providing that in the event of termination without cause or voluntary resignation for “good reason”, the Company will provide a severance package consisting of a lump sum payment equal to 6, 9 or 12 months of their then-current respective annual base salaries plus 6, 9 or 12 months of their respective cash incentive compensation (at 100% of “plan”). “Good reason” is generally defined in the severance arrangements as (i) a significant change or reduction in job duties or a reduction in cash compensation of more than 10%, or (ii) a change in job location of more than 50 miles from its previous location. Accordingly, had the following named executive officers in service at the end of 2007 been terminated without cause or resigned for “good reason” as of December 31, 2007, the following amounts would have been received by such named executive officer:

Name	Salary Continuation ($)	Bonus ($)		COBRA Payments (# of months)
Edward F. West	$300,000	$150,000	(1)	12
Jonathan Ewert	$90,000	$62,500		6
Michael Schoen	$102,350	$25,588		6
Stacey Giamalis	$162,000	$64,800		9

(1)	Mr. West is entitled to the greater of 100% of his cash incentive for the year prior to such termination or resignation, or 100% of his cash incentive for the year of such termination or resignation.

In addition, pursuant to these severance arrangements, the stock options held by such named executive officers are subject to accelerated vesting in the event of termination without cause or voluntary resignation for “good reason” within twelve months following a change in control of the Company. In such event, all remaining unvested stock options will vest and become immediately exercisable. A “change of control” is generally defined in the option agreements as a merger or acquisition of the Company in which the stockholders of the Company prior to the transaction do not retain 50% of the voting securities of the surviving corporation or a sale of all or substantially all of the assets of the Company.

Accordingly, had the following named executive officers in service at the end of 2007 been terminated without cause or resigned for “good reason” as of December 31 2007 and such termination or resignation had been within twelve months after a “change of control”, in addition to the amounts above such executive officer would have received the following:

Name	Accelerated Option Vesting (shs)(1)
Edward F. West	—
Jonathan Ewert	186,875
Michael Schoen	160,397
Stacey Giamalis	196,355

(1)	Had Mr. West’s new hire option grant been made in November 2007 as intended, he would have received the accelerated vesting of 356,250 under those conditions.

Compensation of Directors

Members of the board of directors receive the following compensation: (i) new non-employee directors are granted an option to purchase 17,000 shares of common stock upon joining the board of directors, which option vests monthly over 36 months, (ii) each year, non-employee directors are granted an option to purchase 9,000 shares of common stock, based upon the continued service of the director during the prior year, which vests immediately, (iii) $2,500 per quarter for members of the audit committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (iv) $1,500 per quarter for members of the compensation committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (v) $500 per quarter for members of the nominating and governance committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (vi) ) $4,000 per quarter for members of the strategic development committee if the member attends at least 80% of the meetings held by the committee during the quarter, (vii) $7,500 per quarter for members of the board of directors if the member attends at least 80% of the regularly scheduled meetings held by the board of directors during the quarter, (viii) $3,750 per quarter for the Chair of the audit committee, (ix) $2,250 per quarter for the Chair of the compensation committee, (x) $1,250 per quarter for the Chair of the nominating and governance committee, (xi) $7,500 per quarter for the Chair of the board and (xii) $3,750 per quarter for the Lead Independent Director. Directors may elect to take part or all of their cash compensation in the form of fully vested non-qualified stock options. If a director makes such an election, the number of stock options granted will be three times the amount of cash compensation divided by the closing price of LookSmart stock on the date of grant. The options have an exercise price equal to the closing price of LookSmart stock on the date of grant. For all unvested options held by directors, vesting accelerates 100% in the event of involuntary termination of the director’s membership on the board of directors within 12 months after a change of control of the Company. For any quarter or year in which a director has not served as a board or committee member for the entire period, the compensation described above (except for the initial grant) is prorated for the period of time served. Directors received no other compensation for their service as directors in 2007, other than reimbursement of reasonable out-of-pocket expenses for attendance at board meetings.

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Edward West (2)	44,973	17,011	61,984
Anthony Castagna (3)	—	116,076	116,076
Jean-Yves Dexmier (4)	41,250	9,023	50,273
Teresa A. Dial (5)	—	97,107	97,107
Mark Sanders (6)	23,500	74,827	98,327
Timothy Wright (7)	—	129,096	129,096

(1)

These amounts reflect expense recognized by the Company in 2007 for a portion of the current and prior year option awards to each director. Reference is made to Note 11 “Stock-Based Compensation” to the financial statements in our Form 10-K for the period ended December 31, 2007, filed with the SEC on March 17, 2008, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. Each director, except for Dr. Dexmier, received an annual grant of stock options in the amount of 9,000 shares on August 9, 2007 and such options were outstanding as of December 31, 2007. The aggregate grant date fair value of each such option computed in accordance with FAS 123R was $17,010.90. Dr. Dexmier became a director on April 5, 2007, and therefore, received a pro rated annual grant of stock options in the amount of 2,250 shares on August 9, 2007 and such options were outstanding as of December 31, 2007. The aggregate grant date fair value of Dr. Dexmier’s options computed in accordance with FAS 123R was $4,252.73. All options granted to directors vest immediately and expire after ten years. Accordingly, no estimated forfeiture rate has been applied in valuing the option grants.

(2)

Includes quarterly fees for Mr. West’s membership on the board, service as chair of the board, and his memberships on the audit, compensation, and nominating & governance committees through July 2007. Compensation relating to his employment as Chief Executive Officer and President is included in the Section entitled “Executive Compensation” beginning on Page 7 and in the ensuing compensation tables.

(3)

Includes quarterly fees for Mr. Castagna’s membership on the board, his membership on the audit committee, and membership on and service as chair of the nominating & governance committee. In addition to his annual grant of stock options, Mr. Castagna elected to receive all of his director compensation for the year 2007 in the form of fully-vested non-qualified stock options. On March 30, June 29, September 28, and December 31, 2007, Mr. Castagna received 9,204, 9,038, 12,456, and 11,050 options, respectively, and all such options were outstanding as of December 31, 2007. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $99,065.12.

(4)

Includes quarterly fees for the second, third, and fourth quarters for Dr. Dexmier’s membership on and service as chair of the audit committee. In addition to his pro rata annual grant of stock options, Dr. Dexmier also received 17,000 options upon joining the board of directors on August 9, 2007, which option vests monthly over 36 months. The aggregate grant date fair value of these options recognized in 2007 and computed in accordance with FAS 123R was $4,770.

(5)

Includes quarterly fees for Ms. Dial’s membership on the board and her memberships on the compensation committee and nominating and governance committee. In addition to her annual grant of stock options, Ms. Dial elected to receive all of her director compensation for the year 2007 in the form of fully-vested non-qualified stock options. On March 30, June 29, September 28, and December 31, 2007, Ms. Dial received 7,441, 7,308, 10,071, and 8,934 options, respectively, and all such options were outstanding as of December 31, 2007. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $80,096.15.

(6)

Includes quarterly fees for Mr. Sanders’ membership on the board, his membership on and service as chair of the compensation committee and his membership on the nominating and governance committee. In addition to his annual grant of stock options, Mr. Sanders elected to receive his director compensation for the third and fourth quarters of 2007 in the form of fully-vested non-qualified stock options. On September 28 and December 31, 2007, Mr. Sanders received 12,456 and 14,577 options, respectively, and all such options were outstanding as of December 31, 2007. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $57,815.89.

(7)

Includes quarterly fees for Mr. Wright’s membership on the board, his membership on the compensation committee, and his membership on the audit committee. In addition to his annual grant of stock options, Mr. Wright elected to receive all of his director compensation for the year 2007 in the form of fully-vested non-qualified stock options. On March 30, June 29, September 28, and December 31, 2007, Mr. Wright received 9,008, 8,846, 12,191, and 10,815, options, respectively, and all such options were outstanding as of December 31, 2007. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $96,958.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of directors Wright, Sanders and Dial, none of whom is or has been an officer or employee of the Company. Mr. West, Chief Executive Officer and President of the Company, is the chair of the board of directors, but is not a member of the compensation committee and cannot vote on matters decided by the committee. Mr. West participates in compensation committee discussions regarding salaries and incentive compensation for all employees of and consultants to the Company, but Mr. West is excluded from discussions regarding his own salary and incentive compensation.

No interlocking relationship exists between the Company’s board of directors or compensation committee and the board of directors or compensation committee of any other party.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

To the Company’s knowledge, the following table sets forth the number of shares of LookSmart common stock beneficially owned as of April 25, 2008, by

•	each beneficial owner of 5% or more of the Company’s outstanding common stock,

•	each of LookSmart’s directors and nominees for director,

•	each of the named executive officers, and

•	all of LookSmart’s directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock issued. Shares beneficially owned include securities issuable upon exercise of warrants or stock options exercisable within 60 days of April 25, 2008. Percentage ownership is based on 16,978,079 shares of common stock outstanding as of April 25, 2008 and is computed in accordance with SEC requirements. Unless otherwise indicated below, the address of the persons listed is c/o LookSmart, Ltd., 625 Second Street, San Francisco, CA 94107.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent Beneficially Owned
Five Percent Shareholders

Sidus Investment Partners, L.P., Sidus Investments, Ltd., Sidus Double Alpha Fund, L.P., Sidus Double Alpha Fund, Ltd., Sidus Investment Management LLC, Alfred V. Tobia, Jr., Michael J. Barone (2) 767 Third Avenue, 15 th Floor New York, NY 10017	2,256,600	13.29%

S Squared Technology LLC, S Square Capital II Management, LLC, S Squared Technology Partners, L.P. (3) 515 Madison Avenue New York, NY 10022	1,923,140	11.33%

SBR Management L.P. (4) 300 Crescent Court, Suite 1111 Dallas, TX 75201	1,208,385	7.12%

Renaissance Technologies Corp. (5) 800 Third Avenue 33rd floor New York, NY 10022	1,087,100	6.40%

Dimensional Fund Advisors, Inc. (6) 1299 Ocean Avenue Santa Monica, CA 90401	1,041,692	6.14%

Named Executive Officers and Directors
William Bush (7)	12,500	*
Anthony Castagna	198,006	1.15%
Jean-Yves Dexmier	8,861	*
Teresa Dial	266,129	1.55%
Jonathan Ewert	33,541	*
Stacey Giamalis	95,303	*
David B. Hills	552,677	3.15%
Mark Sanders	101,684	*
Michael Schoen	79,686	*
John Simonelli	—	*
Edward F. West	315,182	1.82%
Timothy J. Wright (8)	121,203	*
All directors and executive officers as a group (12 persons) (9)	1,351,800	7.88%

*	Less than 1%.

(1)

Includes shares that may be acquired by the exercise of stock options granted under the Company’s stock option plans within 60 days after April 25, 2008. The number of shares subject to stock options exercisable within 60 days after April 25, 2008, for each of the named executive officers and directors is shown below:

Anthony Castagna	198,006
Jean-Yves Dexmier	8,861
Teresa Dial	197,129
Jonathan Ewert	33,541
Stacey Giamalis	94,541
David B. Hills	547,677
Mark Sanders	101,684
Michael Schoen	77,237
Edward F. West	315,182
Timothy J. Wright	112,203

(2)

This information is based solely on information as of December 31, 2007, as set forth in Schedule 13D amendment No. 1 dated February 11, 2008, filed by Sidus Investment Partners, L.P., Sidus Investments, Ltd., Sidus Double Alpha Fund, L.P., Sidus Double Alpha Fund, Ltd., Sidus Investment Management LLC, Alfred V. Tobia, Jr., and Michael J. Barone with the Securities and Exchange Commission. The reporting persons have shared voting power and shared dispositive power with respect to the shares listed.

(3)

This information is based solely on information as of December 31, 2007, as set forth in a Schedule 13F dated January 17, 2008, filed by S Square Technology, LLC, S Square Capital II Management, LLC, and S Squared Technology Partners, L.P.

(4)	This information is based solely on information as of December 31, 2007, as set forth in a Schedule 13F dated February 14, 2008, filed by SRB Management, L.P.
(5)	This information is based solely on information as of December 31, 2007, as set forth in a Schedule 13F dated February 13, 2008, filed by Renaissance Technologies, L.L.C.
(6)	This information is based solely on information as of December 31, 2007, as set forth in a Schedule 13F dated January 31, 2008, filed by Dimensional Fund Advisors LP.
(7)	Total shares beneficially owned by Mr. Bush are held indirectly by his family trust.
(8)	Of the total shares beneficially owned by Mr. Wright, 4,000 shares are held indirectly by his trust.
(9)

Please see footnote (1). Also includes a total of 130,205 shares issuable upon the exercise of options exercisable within 60 days of April 25, 2008 for R. Brian Gibson, Ari Kaufman, and Bert Knorr. Also includes a total of 2,000 shares owned by Messrs Gibson, Kaufman and Knorr.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of December 31, 2007 under which common stock of the Company is authorized for issuance.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under our equity compensation plans (excluding shares reflected in column 1)(2)
Equity Plans Approved by Stockholders	4,337,520	(1)	4.65	2,045,924	(3)
Equity Plans not Approved by Stockholders (4)	3,524		3.12	28,582

Total	4,341,044		4.65	2,074,506

(1)	This number also excludes no more than 10,500 shares that the Company expects to issue at the May 30, 2008 end of its current purchase period under its 1999 Employee Stock Purchase Plan.
(2)	This number includes shares available for future issuance under the Company’s Amended and Restated 1998 Stock Plan, which the Company does not intend to make further grants under.
(3)

Includes 70,016 shares reserved for issuance in connection with our 1999 Employee Stock Purchase Plan. The number of shares of common stock that may be issued under the 1999 Employee Stock Purchase Plan is subject to an annual increase in June of each year equal to the lesser of (i) 500,000 shares, (ii) 3% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser amount determined by the board of directors.
(4)

This number includes 3,290 shares reserved for issuance upon exercise of stock options assumed in connection with our acquisition of Zeal Media, Inc., for which the weighted average exercise price is $3.01 per share, and 234 shares reserved for issuance upon exercise of stock options assumed in connection with our acquisition of WiseNut, Inc., for which the weighted average exercise price is $4.69 per share. The Company does not intend to grant any further options under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Indemnification Agreements.    The Company has entered into indemnity agreements with its directors and officers providing for indemnification of each director and officer against expenses incurred in connection with any action or investigation involving the director or officer by reason of his or her position with the Company (or with another entity at the Company’s request). The directors and officers will also be indemnified for costs, including judgments, fines and penalties, indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers directors and officers. A director or officer involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in each instance on the director or officer meeting the standards of conduct set forth in the indemnity agreements.

Policies and Procedures for Approving Related Person Transactions.    Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Securities and Exchange Act of 1934, is that the Company’s audit committee reviews all such transactions. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

Board Independence

Five of the six members of LookSmart’s board of directors are “independent” (Anthony Castagna, Teresa Dial, Mark Sanders, Jean-Yves Dexmier and Timothy J. Wright), as defined in applicable listing standards of the National Association of Securities Dealers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses for audit services rendered by PricewaterhouseCoopers LLC (“PwC”) for the audit of our annual financial statements for fiscal years 2007 and 2006 and for other services rendered by PwC during these periods.

Fee Category	2007	2006
Audit Fees	$1,152,459	$1,088,600
Audit-Related Fees	—	—
Tax Fees	64,832	15,600
All Other Fees	1,500	1,500

Total All Fees	$1,281,791	$1,105,700

Audit Fees represent fees for professional services provided in connection with the audit of our financial statements, the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the review of our quarterly financial statements. Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Tax Fees consist of fees for professional services for international tax return preparation. All Other Fees relate to a technical accounting research subscription.

Our audit committee considered whether the provision of non-audit services was compatible with maintaining the independence of PwC and has concluded that it was.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent auditors during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee’s charter delegates to its chair the authority to address any requests for pre-approval of services between audit committee meetings, and the chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee’s charter.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on April 29, 2008:

LOOKSMART, LTD.

By:	/s/ R. BRIAN GIBSON
R. Brian Gibson, Principal Accounting Officer and Acting Chief Financial Officer (Acting Principal Financial Officer)

Signature	Title	Date

/s/ EDWARD WEST Edward West	Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ R. BRIAN GIBSON R. Brian Gibson	Principal Accounting Officer and Acting Chief Financial Officer (Principal Financial Officer)	April 29, 2008

/s/ EDWARD WEST Edward West	Chair of the Board	April 29, 2008

/s/ JEAN-YVES Dexmier* Jean-Yves Dexmier	Director	April 29, 2008

/s/ TERESA DIAL* Teresa Dial	Director	April 29, 2008

/s/ ANTHONY CASTAGNA* Anthony Castagna	Director	April 29, 2008

/s/ MARK SANDERS* Mark Sanders	Director	April 29, 2008

/s/ TIMOTHY J. WRIGHT* Timothy J. Wright	Director	April 29, 2008

*By:	/s/ R. BRIAN GIBSON
R. Brian Gibson, Attorney-in-fact

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002