Form 10-Q
period 2008-03-31
LOOKSMART LTD
filed 2008-05-12
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 8, 2008, there were 16,982,996 shares of the registrant’s common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,242	$35,743
Short-term investments	20,585	20,464

Total cash, cash equivalents and short-term investments	32,827	56,207
Trade accounts receivable, net of allowance for doubtful accounts of $404 and $429 at March 31, 2008 and December 31, 2007, respectively, and allowance for returns of $87 and $37 at March 31, 2008 and December 31, 2007, respectively	7,532	5,183
Prepaid expenses	611	638
Other current assets	1,882	1,628

Total current assets	42,852	63,656
Property and equipment, net	3,148	3,401
Capitalized software and other assets, net	1,969	2,693
Intangible assets, net	332	247
Goodwill	9,810	10,296
Assets held for sale	1,392	—

Total assets	$59,503	$80,293

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,859	$3,407
Accrued expenses and other accrued liabilities	7,524	8,437
Deferred revenue and customer deposits	1,536	1,596
Current portion of long term liabilities	1,700	1,621

Total current liabilities	14,619	15,061
Lease restructuring and other long-term liabilities, net of current portion	2,089	2,277

Total liabilities	16,708	17,338
Commitment and contingencies (NOTE 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at March 31, 2008; Issued and Outstanding: none at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; Authorized: 200,000 at March 31, 2008 and December 31, 2007; Issued 17,779 and 22,925 at March 31, 2008 and December 31, 2007, respectively; Outstanding 16,978 and 22,925 at March 31, 2008 and December 31, 2007, respectively	18	23
Additional paid-in capital	260,097	276,964
Other equity	48	12
Accumulated deficit	(214,532)	(214,044)
Treasury stock, at cost	(2,836)	—

Total stockholders’ equity	42,795	62,955

Total liabilities and stockholders’ equity	$59,503	$80,293

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$17,544	$11,922
Cost of revenues	10,158	6,742

Gross profit	7,386	5,180
Operating expenses:
Sales and marketing	2,216	2,128
Product development	2,905	3,100
General and administrative	2,872	2,998

Total operating expenses	7,993	8,226

Loss from operations	(607)	(3,046)
Non-operating income, net	433	515

Loss from continuing operations before income taxes	(174)	(2,531)
Income tax expense	(7)	(6)

Loss from continuing operations	(181)	(2,537)
Loss from discontinued operations, net of tax	(307)	(889)

Net loss	$(488)	$(3,426)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.01)	$(0.11)
Loss from discontinued operations, net of tax	(0.01)	(0.04)

Net loss per share	$(0.02)	$(0.15)

Weighted average shares outstanding used in computing basic and diluted net loss per share	20,458	22,885

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(488)	$(3,426)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	927	1,355
Share-based compensation	1,024	494
(Gain) loss from sale of assets and other non-cash charges	(84)	183
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,349)	228
Prepaid expenses	27	(30)
Other assets	(238)	(754)
Trade accounts payable	452	521
Accrued expenses and other current liabilities	(928)	257
Other long-term liabilities	(335)	(321)
Deferred revenue and customer deposits	(60)	(474)

Net cash used in operating activities	(2,052)	(1,967)

Cash flows from investing activities:
Purchase of short-term investments	(13,535)	(8,319)
Proceeds from sale and maturities of short-term investments	13,470	4,113
Payments for property, equipment and capitalized software development	(297)	(643)
Purchase of intangible assets	(280)	—
Proceeds from contingent purchase consideration of certain consumer assets	75	—

Net cash used in investing activities	(567)	(4,849)

Cash flows from financing activities:
Repayment of notes	(15)	(13)
Principal payments under capital lease obligations	(110)	—
Proceeds from issuance of common stock	19	94
Payments for repurchase of common stock	(20,776)	—

Net cash provided by (used in) financing activities	(20,882)	81

Decrease in cash and cash equivalents	(23,501)	(6,735)
Cash and cash equivalents, beginning of period	35,743	32,901

Cash and cash equivalents, end of period	$12,242	$26,166

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$351	$—
Reclass of property and equipment, capitalized software, and intangible assets related to certain consumer assets to assets held for sale	$1,392	$—
Increase in other assets associated with the contingent purchase consideration of certain consumer assets	$38	$50
Increase in property and equipment received and liability accrued	$108	$—

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

The Company’s extensive ad distribution network includes publishers and search partners. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of ad campaigns.

LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The unique capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an open marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of linked publishers.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Footnotes 3, 4 and 9 for further details.

At March 31, 2008, the Company continues to own Wisenut and its intellectual property, and owns and operates Furl.

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current year’s presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and other accrued liabilities are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Short-term investments are carried at fair value and are measured at quoted market prices. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of notes payable approximates fair value.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 became effective for the Company on January 1, 2008.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on January 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

•

reporting units measured at fair value in the first step of a goodwill impairment test as described in Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable;

•

indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment under SFAS 144; and

•

nonfinancial liabilities for exit or disposal activities initially measured at fair value under Statement of Financial Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s cash equivalents and short term investments are based on quoted prices in active markets for identical assets. The following table summarized the carrying amounts and fair values of certain assets at March 31, 2008:

(in thousands)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,762	$6,762	$—	$—
Certificates of deposit	3,000	—	3,000	—

	9,762	6,762	3,000	—
Short-term investments:
Corporate bonds	8,906	—	8,906	—
Variable-rate notes	4,400	—	4,400	—
Commercial paper	3,283	—	3,283	—
U.S. government debt securities	2,196	—	2,196	—
Certificates of deposit	1,800	—	1,800	—

Total assets measured at fair value	$30,347	$6,762	$23,585	$—

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company has evaluated the provisions of SFAS 159 and did not elect the fair value option at this time.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. As of March 31, 2008 and December 31, 2007, we placed our investments primarily through one financial institution and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The fair value of these investments is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the receivables are past due. Historically, such losses have been within management’s expectations.

As of March 31, 2008, two customers accounted for 35% and 22% of accounts receivable, respectively. As of December 31, 2007, two customers accounted for 21% and 23% of accounts receivable, respectively. As of March 31, 2008 there was no deterioration in the Company’s accounts receivables.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the period ended March 31, 2008, four vendors each accounted for over 10% of total traffic acquisition costs, with these four vendors accounting for a total of 46% of the total traffic acquisition costs. For the period ended March 31, 2007, one vendor accounted for more than 10% of the total traffic acquisition costs, with the top three vendors accounting for a total of 32% of the total traffic acquisition costs.

Revenue Concentrations

One advertising customer represented approximately 22% of total revenues and one publisher customer represented approximately 8% of total revenues for the three months ended March 31, 2008. Further, the one advertising customer represented approximately 24% of Advertiser Networks revenues and the one publisher customer represented approximately 83% of Publisher Solutions revenues and 1% of Advertiser Networks revenues for the three months ended March 31, 2008.

For the three months ended March 31, 2007 the same customers represented 14% and 9% of total revenue. Further, the one advertising customer represented approximately 16% of Advertiser Networks revenue and the one publisher customer represented approximately 86% of Publisher Solutions revenues and 0% of Advertiser Networks revenues.

Share-Based Compensation

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for the three months ended March 31, 2008 was approximately $1.0 million, and approximately $0.5 million for the three months ended March 31, 2007, which was related to stock options and employee stock purchases.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under the provisions of SFAS 123R the Company continues its use of the Black-Scholes method of valuation for share-based awards granted beginning in fiscal 2006, which was previously used for the Company’s pro forma information required under SFAS 123. On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Unaudited Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R-3.

Net Income (Loss) per Common Share

SFAS No. 128, Earnings per Share (“SFAS 128”), establishes standards for computing and presenting net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which revised SFAS No. 141 Business Combinations (“SFAS 141”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. We are currently reviewing the provisions of SFAS 141R to determine the impact on our Unaudited Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Earlier adoption is prohibited. We are currently reviewing the provisions of SFAS 160 to determine the impact on our Unaudited Condensed Consolidated Financial Statements.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Escrow agreement assets	$1,025	$1,025
Other current assets	857	603

Total	$1,882	$1,628

Escrow agreement assets relate to monies held in escrow in relation to the sale of certain assets associated with the consumer products activities.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Computer equipment	$14,793	$15,187
Furniture and fixtures	1,127	1,126
Software	3,771	3,771
Leasehold improvements	2,849	2,736

Total	22,540	22,820
Less accumulated depreciation and amortization	(19,392)	(19,419)

Property and equipment, net	$3,148	$3,401

Depreciation expense on property and equipment for the three months ended March 31, 2008, including property and equipment under capital lease, was approximately $0.6 million. Depreciation expense on property and equipment for the three months ended March 31, 2007 was approximately $0.4 million. Equipment under capital lease amounted to approximately $1.4 million as of March 31, 2008 and approximately $1.1 million as of December 31, 2007. Depreciation expense on equipment under capital lease was approximately $0.1 million and $0 for the three months ended March 31, 2008 and 2007, respectively. Additionally, accumulated depreciation on equipment under capital lease was approximately $0.2 million as of March 31, 2008 and approximately $0.1 million as of December 31, 2007.

At March 31, 2008 certain property and equipment and capitalized software relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

Computer equipment	$387
Accumulated depreciation	(317)

Property and equipment, net	$70

Capitalized software	$1,025
Accumulated depreciation	(286)

Capitalized software, net	$739

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2008	December 31, 2007
Goodwill	$9,810	$10,296

Intangible assets:
Purchased technology	$358	$964
Less accumulated amortization	(26)	(885)

Net purchase technology	332	79

Trade names	—	1,062
Less accumulated amortization	—	(894)

Net trade names	—	168

Other intangibles	—	930
Less accumulated amortization	—	(930)

Net other intangibles	—	—

Intangible assets, net	$332	$247

As a result of classifying revenue and expenses generated by various related websites and assets associated with the consumer products activities as discontinued operations, amortization expense of intangibles related to those consumer assets has been reclassified to discontinued operations for the first quarter of 2008 and 2007, respectively.

For the purpose of assessing goodwill impairment, the Company regularly reviews the impact of any changes to its business. In the first quarter of 2008, the Company classified Furl assets as “assets held for sale”. Approximately $0.5 million of goodwill was assigned to the Furl assets based on the estimated relative fair value of the assets and was classified as assets held for sale as of March 31, 2008.

At March 31, 2008 certain net intangible assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

Goodwill	$486

Purchased technology	$886
Trade name	1,062
Other intangibles	930
Accumulated amortization	(2,781)

Intangible assets, net	$97

5. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

Accrued expenses and other accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued compensation and related expenses	$1,666	$2,015
Accrued distribution and partner costs	3,472	3,541
Accrued professional services	1,969	1,921
Customer refunds	9	55
Accrued equipment purchases	39	166
City business and personal property tax payable	50	41
Income taxes payable	9	244
Other	310	454

Total accrued expenses and other current liabilities	$7,524	$8,437

6. LEASE RESTRUCTURING AND OTHER LONG-TERM LIABILITIES

Lease Restructuring and Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Total lease restructuring liabilities	$2,540	$2,889
Capital lease obligation	1,249	1,009

Total other liabilities	$3,789	$3,898
Less: current portion	(1,700)	(1,621)

Lease restructuring and other long term liabilities, net of current portion	$2,089	$2,277

Total lease restructuring liabilities consist of the lease restructuring liability, notes payable and sublease deposits.

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5 million for the purchase of technical equipment. This lease line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum. On April 1, 2008, the Company renewed the master equipment lease agreement with CNB. See Footnote 11 for further details.

Lease Restructuring Charges

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities.

As of March 31, 2008 and December 31, 2007, the lease restructuring liability was $2.5 million and $2.8 million, respectively. Of this amount, $1.3 million was included in current portion of other long-term liabilities as of March 31, 2008 and December 31, 2007. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2008 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the period ended March 31, 2008 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2007	$2,817
Amounts paid and charged against the liability	(277)

Balance at March 31, 2008	$2,540

7. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

The Company leases office space under a non-cancellable operating lease that expires in 2009, certain of which space is sublet under cancellable and non-cancellable subleases. In addition, beginning in 2007, the Company has acquired equipment under a master lease agreement (see Footnote 6).

As of March 31, 2008, future minimum payments under all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Capital Leases	Operating Leases	Minimum Sublease Rental Income
Nine months ending December 31, 2008	$355	$3,635	$704
Fiscal years ending December 31:
2009	474	4,412	866
2010	438	—	—
2011	126	—	—

Total	$1,393	$8,047	$1,570

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of $1.1 million at March 31, 2008. The SBLC contains two financial covenants. As of March 31, 2008, the Company was in compliance with the financial covenants.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to $2.54 million to be allocated as follows: (a) the Class Member Fund which should not exceed $1,954,000 in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of $585,000; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed the collective amount of $15,000. In the event that the total of the credit claims paid is less than $846,667, the difference between the total amount of the credit claims paid and $846,667 will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than $846,667 but less than $2,540,000, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at March 31, 2008.

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company repurchased 5,151,504 of its shares via a modified Dutch Auction tender offer (“Offer”) at $3.40 per share for a total cost of approximately $18.0 million during the quarter ended March 31, 2008. The common stock accepted for purchase represents approximately 22.5% of our common stock issued and outstanding as of February 13, 2008. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the Offer.

On February 26, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to $5 million of its outstanding common stock may be repurchased through December 31, 2008. Under the program, the Company may purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate considerations, and will be made in compliance with applicable federal and state securities laws and regulations. The Company intends to finance the stock repurchase from its existing cash, cash equivalents, and short-term investments balances. The stock repurchase program may be suspended or discontinued at any time.

On February 29, 2008, the Company agreed to purchase 801,092 shares at an average price of $3.51 per share, for a total price of approximately $2.8 million, as part of the repurchase program announced on February 26, 2008. This trade settled on March 5, 2008. These shares have been recorded as treasury stock at March 31, 2008. See Footnote 11 for further details. At March 31, 2008 16,977,854 shares were issued and outstanding, net of 801,092 treasury shares.

Stock Option Plans

In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). On June 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved 6,101,209 and 4,596,281 shares of common stock for issuance under its stock option plans at March 31, 2008 and 2007, respectively. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants.

The Company granted the President and Chief Executive Officer 450,000 and 150,000 non-qualified stock options on February 4, 2008 and March 7, 2008 respectively. The non-qualified stock options granted had an exercise price equal to the closing trading price of the Company’s common stock on the date of each grant.

As of March 31, 2008, 4,771,935 options were outstanding and 1,329,274 shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At March 31, 2008, a total of 520,000 shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of March 31, 2008, 449,984 shares have been issued under the ESPP Plan and 70,016 shares remain available for issuance.

Share-Based Compensation

The Company accounts for employee stock options under SFAS 123R and related interpretations. The Company recorded share-based compensation of approximately $1.0 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. Of these amounts, approximately $25 thousand and $18 thousand, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Volatility: The volatility factor was based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term of the share-based awards.

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

The weighted average grant-date fair value of options granted was $2.27 and $2.49 for the three months ended March 31, 2008, and 2007, respectively.

The aggregate intrinsic value of options exercised was approximately $5 thousand and $44 thousand for the three months ended March 31, 2008 and 2007, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Total unrecognized share-based compensation expense was approximately $5.5 million as of March 31, 2008, and the weighted average period over which it is expected to be recognized is 3 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands, except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	4,341	$4.65
Granted	927	3.55
Exercised	(6)	2.71
Expired/forfeited	(490)	4.10

Balance at March 31, 2008	4,772	4.50

The following table summarizes information about stock options outstanding at March 31, 2008 (in thousands, except per share data)

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of 03/31/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of 03/31/08	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.27	$3.19	683	7.44	$2.89	$273	424	$2.95	$144
$3.20	$3.20	1,347	9.59	$3.20	124	120	$3.20	11
$3.21	$4.33	1,411	8.57	$3.85	—	536	$3.78	—
$4.36	$20.55	1,331	4.50	$7.31	—	969	$8.00	—

$2.27	$20.55	4,772	7.56	$4.50	$397	2,049	$5.57	$155

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2008 of $3.29, which would have been received by option holders had all option holders exercised their options on that date.

As of March 31, 2008, the number of vested shares and unvested shares that were expected to vest was 4,730,872, with a weighted-average exercise price of $4.51, a weighted-average remaining contractual life of 8.66 years, and an aggregate intrinsic value of approximately $0.4 million.

As of March 31, 2007 there were 3,462,583 options outstanding and 1,349,293 options exercisable.

9. DISCONTINUED OPERATIONS

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2008, the Company continues to own Wisenut and its intellectual property, and owns and operates Furl.

During the three months ended March 31, 2008 and 2007 the Company recorded an additional loss on disposal of $41 thousand and $0 relating to the finalization of the liquidation of various foreign operations in the first quarter of 2008. The Company expects to finalize the dissolution of these entities during 2008.

The following table reflects Revenue, gross profit, operating expenses, pre-tax income (loss) from discontinued operations and gain (loss) on sale of discontinued operations for the quarters ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue	$26	$1,303

Gross profit (loss)	$(75)	$392

Product development	$310	$1,072
General and administrative	—	11
Pretax net income (loss) (excluding gain on disposal)	(385)	(691)
Gain (loss) on disposal	78	(198)

Net gain (loss) from discontinued operations, net of tax	$(307)	$(889)

At March 31, 2008 certain assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

Three Months Ended March 31,
2008
Property and equipment, net	$70
Capitalized software, net	739
Goodwill	486
Intangibles, net	97

Total assets held for sale	$1,392

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(488)	$(3,426)
Other comprehensive gain (loss):
Change in unrealized gain on securities, net	(36)	8

Comprehensive loss	$(524)	$(3,418)

11. SUBSEQUENT EVENTS

On April 1, 2008 the Company renewed its master equipment lease agreement with CNB for an amount of up to $3.5 million for the purchase of technical equipment. The renewed lease line of credit expires on December 30, 2008. Interest on the capital lease is calculated using an interest rate of 6.40% per annum.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel as is stipulated in the Lane’s Gifts and Collectibles settlement agreement.

On April 10, 2008, 801,092 shares originally held as treasury stock at March 31, 2008 were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may the be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors.

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

BUSINESS OVERVIEW

LookSmart is an online search advertising and technology solutions Company that provides relevant and effective solutions for advertisers and publishers. LookSmart offers advertisers targeted, pay-per-click (PPC) search and contextual text advertising and banners via a monitored ad distribution network and offers publishers a customizable set of private-label open search advertising network solutions.

The Company’s extensive ad distribution network includes publishers and search partners. The Company’s application programming interface (API) allows advertisers and agencies to connect any type of marketing or reporting software with minimal effort, for easier access and management of ad campaigns.

LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an Open Search Advertising Marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of liked publishers.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2008, the Company continues to own Wisenut and its intellectual property, and owns and operates Furl.

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

Revenues associated with online advertising products, including Advertiser Networks and banner advertisements are generally recognized once collectibility is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenues. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“ EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

Allowance for Doubtful Accounts

Determination of payments requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. We will record a reduction of our allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than we anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

Valuation of Goodwill and Intangible Assets

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit. Goodwill is not amortized. In accordance with SFAS 142, we periodically re-assess the valuation and asset lives of intangible assets to conform to changes in management’s estimates of future performance. Management considers existing and anticipated competitive and economic conditions in such assessments. Goodwill is reviewed for impairment at least annually and as a result of any event that significantly changes our business. The Company uses market capitalization, as well as cash flow forecasts and other market value indicators to review goodwill for impairment. Cash flow forecasts used in evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty for Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48).

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

Restructuring Charges

We have recorded a restructuring accrual related to closing certain leased facilities in accordance with SFAS 146. Management’s judgment is required in estimating when the redundant facilities will be subleased and at what rate they will be subleased.

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

RESULTS OF OPERATIONS

Overview of the Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2008 were $17.5 million, with a net loss of $0.5 million. The following developments during the first quarter of 2008 were key to our business:

•

Growing our ad network. Total paid clicks for the first quarter of 2008 were 152 million compared to 94 million in the first quarter of 2007, an increase of 62%. In the first quarter of 2008, our average revenue per click (“RPC”) was $0.10 per click, compared to $0.11 per click for the first quarter of 2007. We continue to drive growth in paid clicks through our ad sales efforts and through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers. We continue to focus on improving our private-labeled AdCenter for Publishers. The release of a solution for publishers’ unsold ad inventory known as “Platform Backfill” in the second quarter of 2007 is an example of improvements of the private-labeled AdCenter for Publishers.

•

Exiting Consumer Business. In August 2007, the Company’s management made the decision to exit the consumer products activities and to sell or otherwise dispose of some of the various related websites and assets associated with the consumer properties revenue stream. In the first quarter of 2008 the results of operations to be disposed of and previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statement of Operations.

Revenues

(in thousands)	Three Months Ended March 31,		Change
	2008	2007
Online advertising revenues:
Advertiser Networks	$15,802	$10,688	48%
Publisher Solutions	1,742	1,234	41%

Total revenues	$17,544	$11,922

Revenues are derived from Advertiser Networks and Publisher Solutions.

Revenues from Advertiser Networks increased in the first quarter of 2008 by approximately $5.1 million, primarily as a result of increase in revenue from new advertising customers, up-selling on existing large advertisers, as well as an increase in the volume of total paid clicks as a result of increase in advertisers, improvements in quality of the Ad Network platform, performance optimization and better match rate. Total paid clicks totaled 152 million for the first quarter of 2008, as compared to 94 million for the first quarter of 2007, an increase of 62%. Average RPC decreased in the first quarter of 2008 to $0.10 from $0.11 in the first quarter of 2007 primarily as a result of one advertising customer running at a lower RPC and therefore decreasing the average RPC.

Revenues from Publisher Solutions increased in the first quarter of 2008 by approximately $0.5 million, primarily due to an increase in revenue attributable to one significant publisher customer, as well as an increase in revenue from new publisher customers. One significant publisher customer represents approximately 83% of our Publisher Solutions revenues and approximately 8% of total revenues.

Revenue amounts reflect the reclassification of approximately $26 thousand and $1.3 million of revenue of various related websites and assets associated with the consumer products activities to discontinued operations for the three months ended March 31, 2008 and 2007, respectively. See Footnote 9 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Cost of Revenues

(in thousands)	Three Months Ended March 31,		Change
	2008	2007
Traffic acquisition costs	$9,713	$6,332	53%
Percentage of online advertising revenue	61%	59%
Other costs	445	410	9%

Total cost of revenues	$10,158	$6,742	51%

Percentage of total revenue	58%	57%

Gross margin of 42% in the first quarter of 2008 declined from 43% gross margin in the first quarter of 2007. TAC, the costs paid to our distribution network partners, increased in the first quarter of 2008 compared to the first quarter of 2007, due to a deliberate operating decision to accept higher TAC in order to drive higher top-line advertising revenues and bottom-line profit contribution in the Advertiser Network. Higher TAC costs were partially offset by increased contribution from the publisher solutions business.

Other costs of revenue consist of connectivity costs, expenses relating to hosting advertising operations, commissions paid to advertising agencies and credit card fees. These costs increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in bank and credit card fees due to an increase Advertiser Networks revenues.

Total cost of revenue amounts reflect the reclassification of approximately $0.1 million and $0.9 million of cost of revenue of various related websites and assets associated with the consumer products activities to discontinued operations for the three months ended March 31, 2008 and 2007, respectively. See Footnote 9 under Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, and share-based compensation.

Sales and Marketing

(in thousands)	Three Months Ended March 31,		Change
	2008	2007
Sales and marketing	$2,216	$2,128	4%
Percentage of total revenue	13%	18%

For the three months ended March 31, 2008 and 2007, $109 thousand and $30 thousand, respectively, of share-based compensation was included in sales and marketing costs.

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

Sales and marketing expenses in the first quarter of 2008 increased compared to the first quarter of 2007 primarily due to higher labor costs of approximately $0.4 million due to an increase in bonus expenses, which included approximately $0.1 million of certain operational personnel previously included in general and administrative expenses, moved to sales and marketing expenses in the first quarter of 2008, an increase in bad debt expense of $0.1 million, as well as increases of $0.1 million related to travel expenses and professional services and consulting fees. These increases were offset with lower marketing costs of approximately $0.5 million primarily due to lower advertising costs and lower marketing labor costs.

Product Development

(in thousands)	Three Months Ended March 31,		Change
	2008	2007
Capitalized software development costs	$(209)	$(205)	2%
Other product development costs	3,114	3,305	(6%)

Total product development expenses	$2,905	$3,100	(6%)

Percentage of total revenue	17%	26%

For the three months ended March 31, 2008 and 2007, $154 thousand and $102 thousand, respectively, of share-based compensation was included in product development costs.

Product development costs include all costs related to the continued development and enhancement of our core technology products such as the AdCenter for Publishers. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing.

The decrease in other product development expenses in the first quarter of 2008 compared to the first quarter of 2007 primarily relates to the decrease in labor costs of approximately $0.2 million primarily due to a decrease in headcount partially as a result of the exit from consumer product activities, which resulted in a sale or disposal of the various related websites and assets associated with those activities, and the resignation of the Chief Technical Officer in August 2007, as well as a decrease of approximately $0.3 million in facilities costs due to subleasing part of our office space starting in the fourth quarter of 2007. The decreases were partially offset by an increase of approximately $0.3 million in depreciation expense due to higher equipment purchases in the fourth quarter of 2007.

Total product development costs reflect the reclassification of approximately $0.3 million and $1.1 million of product development costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three months ended March 31, 2008 and 2007, respectively. See Footnote 9 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

General and Administrative

(in thousands)	Three Months Ended March 31,		Change
	2008	2007
General and administrative	$2,872	$2,998	(4%)
Percentage of total revenue	16%	25%

For the three months ended March 31, 2008 and 2007, approximately $751 thousand and $317 thousand, respectively, of share-based compensation was included in general and administrative costs.

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

The decrease in general and administrative expenses in the first quarter of 2008 compared to the first quarter of 2007 was driven by lower labor costs of approximately $0.3 million due to a decrease in headcount, which included approximately $0.1 million of certain operational personnel previously included in general and administrative expenses, moved to sales and marketing expenses in the first quarter of 2008, approximately $0.1 million decrease in professional service fees, as well as a decrease of approximately $0.1 million in facilities costs due to subleasing part of our office space starting in the fourth quarter of 2007. The decrease in general and administrative expenses is offset by an increase in share-based compensation of approximately $0.4 million of which approximately $0.3 million was a result of options granted to the President and Chief Executive Officer during the first quarter of 2008.

Total general and administrative costs reflect the reclassification of approximately $0 and $11 thousand of general and administrative costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three months ended March 31, 2008 and 2007, respectively. See Footnote 9 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Non-Operating Income, net

	Three Months Ended March 31,
	2008	2007	Change
Non-operating income, net	$433	$515	(16%)

Non-operating income, net is primarily comprised of interest income.

Interest income decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decrease in interest rates and a change in the mix of our investment portfolio.

Income Tax Expense

	Three Months Ended March 31,
	2008	2007	Change
Income tax income (expense)	$(7)	$(6)	17%

The effective tax rate in upcoming quarters and for the year ending December 31, 2008 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges.

Gain (Loss) from Discontinued Operations, Net of Tax

	Three Months Ended March 31,
	2008	2007	Change
Gain (loss) from discontinued operations, net of tax	$(307)	$(889)	(65%)

The following table reflects revenue, gross profit, operating expenses, pre-tax income (loss) from discontinued operations and loss on sale of discontinued operations for the quarters ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue	$26	$1,303

Gross profit (loss)	$(75)	$392

Product development	$310	$1,072
General and administrative	—	11
Pretax net loss (excluding gain on disposal)	(385)	(691)
Gain (loss) on disposal	78	(198)

Net gain (loss) from discontinued operations, net of tax	$(307)	$(889)

At March 31, 2008 certain assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

Three Months Ended March 31,
2008
Property and equipment, net	$70
Capitalized software, net	739
Goodwill	486
Intangibles, net	97

Total assets held for sale	$1,392

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

At March 31, 2008, the Company continues to own Wisenut and its intellectual property, and owns and operates Furl.

During the three months ended March 31, 2008 and 2007 the Company recorded an additional loss on disposal of $41 thousand and $0 relating to the finalization of the liquidation of various foreign operations in the first quarter of 2008. The Company expects to finalize the dissolution of these entities during 2008.

Liquidity and Capital Resources

The following table presents our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(2,052)	$(1,967)
Net cash used in investing activities	$(567)	$(4,849)
Net cash provided by (used in) financing activities	$(20,882)	$81

Our primary source of cash is receipts from revenues. The primary uses of cash are labor and labor related costs (salaries, benefits, other employee compensation, temporary help, and consulting), general operating expenses (office rent, utilities, insurance and supplies), payments to distribution network partners related to traffic acquisition and professional services fees related to legal and audit costs. During the first quarter of 2008 the Company repurchased 5,952,596 shares for a total cost of approximately $20.8 million. This amount is included in the cash used in financing activities.

We ended the first quarter of 2008 with approximately $32.8 million in cash, cash equivalents, and short and long-term investments, a decrease of approximately $23.4 million from December 31, 2007 of $56.2 million and a decrease of approximately $5.8 million from March 31, 2007 of approximately $38.6 million.

We have outstanding standby letters of credit (“SBLC”) of approximately $1.1 million at March 31, 2008 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of March 31 2008, we were in compliance with all required covenants.

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an amount of up to $5 million for the purchase of technical equipment. This line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum. As of March 31, 2008, we had drawn down approximately $1.4 million from the available lease line of credit and repaid approximately $0.2 million of the capital lease.

On April 1, 2008, the Company renewed the master equipment lease agreement with CNB, which expired on March 30, 2008. See Footnote 11 for further details.

On February 22, 2008, we repurchased 5,151,504 of our shares via a modified Dutch Auction tender offer at $3.40 per share for a total cost of approximately $18.0 million. The common stock accepted for repurchase represented approximately 22.5% of our common stock issued and outstanding as of February 13, 2008.

On February 26, 2008, our Board of Directors authorized a stock repurchase program pursuant to which up to $5 million worth of our outstanding common stock may be repurchased through December 31, 2008. On February 29, 2008, we agreed to buy 801,092 shares at $3.51 per share, for a total cost of approximately $2.8 million. This trade settled on March 5, 2008. As a result 16,977,854 shares were issued and outstanding at March 31, 2008, net of 801,902 treasury shares.

The increase in cash used in operating activities for the first three months of 2008 compared to the first three months of 2007 was primarily due to a decrease in cash collected from accounts receivable of approximately $2.6 million, an increase in share-based compensation of approximately $0.5 million, and a decrease in accrued expenses of approximately $1.2 million. The increase in cash used in operating activities was offset by a decrease in net loss of approximately $2.9 million, a decrease in other assets of approximately $0.5 million, a decrease in amortization and depreciation of approximately $0.4 million, and a decrease in deferred revenue of approximately $0.4 million. .

The decrease in cash used in investing activities in the first three months of 2008 was primarily due to increase in proceeds from short-term investments of approximately $9.4 million, partially offset by an increase in purchases of short-term investments of approximately $5.2 million.

The increase in net cash used in financing activities during the first three months of 2008 was primarily due to the modified Dutch Auction, which cost approximately $18.0 million, and the stock repurchase program, on which the Company spent approximately $2.8 million, in the first quarter of 2008, as well as approximately $0.1 million related to the repayment of the capital lease obligations under our master equipment lease agreement with CNB.

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

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2007, we believe that there have been no significant changes in contractual obligations or commercial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our cash equivalents, short-term and any long-term investments. We had no derivative financial instruments as of March 31, 2008 or December 31, 2007. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three months ended March 31, 2008, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Our interest rate risk relates primarily to our investment portfolio, which consisted of approximately $9.8 million in cash equivalents and $20.6 million in short-term investments as of March 31, 2008. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

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

(b) Changes in internal controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ending March 31, 2008 and the year ending December 31, 2007 close process, there were one and two significant deficiencies respectively identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until March 31, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to $2.54 million to be allocated as follows: (a) the Class Member Fund which should not exceed $1,954,000 in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of $585,000; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed the collective amount of $15,000. In the event that the total of the credit claims paid is less than $846,667, the difference between the total amount of the credit claims paid and $846,667 will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than $846,667 but less than $2,540,000, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007and at March 31, 2008.

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

Other than certain updates to our risk factors, including our risk factors regarding our ability to attract and retain key personnel, our potential liability for claims related to our products and services, and accounting for employee stock options using the fair value method as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online listings advertising business; if we are unable to grow online listings advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of listings advertisements accounted for substantially all of our revenues for the three months ended March 31, 2008. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our listings products. Search advertisers and distribution network partners may not adopt our listings products at projected rates, or changes in market conditions may adversely affect the use or distribution of listings advertisements. Because of our revenue concentration in the online listings advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one advertiser representing 22% and one publisher customer representing 8% of overall revenue for the three months ended March 31, 2008. If we are unable to generate significant revenue from our online listings advertising business, or if market conditions adversely affect the use or distribution of online listings advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online listings advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with three largest distribution network partners in total accounting for approximately 37% of our revenue for the three months ended March 31, 2008. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, such as when our contract with Microsoft’s MSN expired in the first quarter of 2004. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers that generate a satisfactory volume of paid clicks at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one AdCenter for Publisher customer accounting for approximately 83% of our Publisher Solutions revenues and 8% of our overall revenues for the three months ended March 31, 2008. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they may have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had a net loss of approximately $0.5 million for the three months ended March 31, 2008 and as of March 31, 2008 our accumulated deficit was approximately $214.5 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our advertisers spend on our ad network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

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

Our growth depends on our ability to retain and grow our listings advertiser base; if our listings advertiser base and average advertiser spend falls, our financial results will suffer

Our growth depends on our ability to build an advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of small distribution sources, may change as new distribution sources are added and old distribution sources are removed. Advertisers may view these changes to the distribution network negatively, and existing or potential advertisers may elect to purchase fewer or no listings advertisements for display on our distribution network. If this occurs, it is likely that our average revenue per click and average match rate may decline and our stock price would likely suffer.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The online advertising industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our Ad Center and Ad Center for Publishers’ ad networks. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted ad products and other types of online advertisements. We compete for advertisers on the basis of the quality and composition of our ad network, the price per click charged to advertisers, the volume of clicks that we can deliver to advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the price per click charged to advertisers. We also experience competition for offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition higher revenues per click, better relevance and conversion rates, or better products and services than we have.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our September 2007 restructuring has placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. For example, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in June 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. Our Chief Executive Officer joined us in that role in August 2007 and two of our General Managers, who have responsibility for our Ad Network and Publisher Solutions, joined us in April 2007. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to analyze webpage information to match advertising to relevant content, match search queries to advertising, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our matching algorithms and ad serving technologies,

•	substantial increases in the number of queries to our database,

•	substantial increases in the number of listings in our advertising databases, or

•	the addition of new products or new features or changes to our products.

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

Risks Related to Operating in our Industry

Seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Internet users, advertisers, other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Lawsuits are filed against us from time to time. As we enter foreign markets, our potential liability could increase. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or our publisher customers’ advertisers or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we or our publishers’ customers can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet, any of which could, if enacted, adversely affect our business. In 2007, the Federal Trade Commission proposed new regulations relating to online behavioral targeting. Moreover, as we enter into foreign markets, we may become subject to additional regulation and legislation. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

In March 2008 our capital lease line expired. In April 2008 we renewed our capital lease line, which will expire on December 30, 2008. We may need to renew this lease line or we may need to enter into additional credit facilities to operate the business. There is no guarantee that we will be successful in securing a new credit facility or renewing the existing line of credit due to the current market conditions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008
February 1, 2008 – February 29, 2008	5,151,504	(1)	$3.40	(1)	5,151,504	(1)	—
March 1, 2008 – March 31, 2008	801,092	(2)	$3.51	(2)	801,092	(2)	$2,188,167.08	(2)
Total	5,952,596		$3.41		5,952,596		$2,188,167.08	(2)

(1)	On February 13, 2008, pursuant to a modified Dutch auction tender offer announced on January 15, 2008, the Company repurchased 5,151,504 shares of LookSmart common stock at $3.40 per share for a total cost of $18.0 million. The common stock repurchased represented approximately 22.5% of the Company’s 22,927,606 common stock issued and outstanding as of February 13, 2008.

(2)	On February 26, 2008, LookSmart announced that its Board of Directors authorized a stock repurchase program pursuant to which up to $5 million worth of its outstanding common stock may be repurchased through December 31, 2008. Under the program, from time to time the Company may purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate considerations, and will be made in compliance with applicable federal and state securities laws and regulations. The Company intends to finance the stock repurchase from its existing cash, cash equivalents, and short-term investments balances. The stock repurchase program may be suspended or discontinued at any time. On February 29, 2008, the Company agreed to purchase 801,092 shares for a price of $3.51 per share, for a total price of approximately $2.8 million, as part of this repurchase program, and such trade settled on March 5, 2008. At March 31, 2008, 16,977,854 shares were issued and outstanding net of 801,092 treasury shares.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

By:	/s/ R. BRIAN GIBSON
R. Brian Gibson, Principal Accounting Officer and Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and June 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.13	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

Exhibit Number	Description of Document
10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated June 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33‡	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34*	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008.

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36‡	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective March 31, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50*‡	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008.

Exhibit Number	Description of Document
10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.