Form 10-Q
period 2008-06-30
LOOKSMART LTD
filed 2008-08-11
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of July 31, 2008, there were 17,035,948 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,321	$35,743
Short-term investments	21,101	20,464

Total cash, cash equivalents and short-term investments	34,422	56,207
Trade accounts receivable, net of allowance for doubtful accounts of $290 and $429 at June 30, 2008 and December 31, 2007, respectively, and allowance for returns of $224 and $37 at June 30, 2008 and December 31, 2007, respectively	6,125	5,183
Prepaid expenses	709	638
Other current assets	932	1,628

Total current assets	42,188	63,656
Property and equipment, net	2,934	3,401
Capitalized software and other assets, net	2,175	2,693
Intangible assets, net	319	247
Goodwill	9,810	10,296
Assets held for sale	1,010	—

Total assets	$58,436	$80,293

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,327	$3,407
Accrued expenses and other accrued liabilities	5,555	8,437
Deferred revenue and customer deposits	1,800	1,596
Current portion of long term liabilities	1,672	1,621

Total current liabilities	13,354	15,061
Lease restructuring and other long-term liabilities, net of current portion	1,756	2,277

Total liabilities	15,110	17,338
Commitment and contingencies (NOTE 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000 at June 30, 2008 and December 31, 2007; issued and outstanding: none at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; Authorized: 200,000 at June 30, 2008 and December 31, 2007; issued and outstanding 17,035 and 22,925 at June 30, 2008 and December 31, 2007, respectively	17	23
Additional paid-in capital	258,021	276,964
Other equity	(4)	12
Accumulated deficit	(214,708)	(214,044)

Total stockholders’ equity	43,326	62,955

Total liabilities and stockholders’ equity	$58,436	$80,293

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$17,092	$13,493	$34,636	$25,416
Cost of revenue	10,318	7,330	20,476	14,073

Gross profit	6,774	6,163	14,160	11,343
Operating expenses:
Sales and marketing	1,994	2,223	4,210	4,351
Product development	2,833	2,943	5,738	6,044
General and administrative	2,362	2,918	5,234	5,914
Restructuring costs	(135)	—	(135)	—

Total operating expenses	7,054	8,084	15,047	16,309

Loss from operations	(280)	(1,921)	(887)	(4,966)
Non-operating income, net	247	518	680	1,033

Loss from continuing operations before income taxes	(33)	(1,403)	(207)	(3,933)
Income tax expense	(7)	—	(14)	(6)

Loss from continuing operations	(40)	(1,403)	(221)	(3,939)
Loss from discontinued operations, net of tax	(136)	(665)	(443)	(1,554)

Net loss	$(176)	$(2,068)	$(664)	$(5,493)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.00)	$(0.06)	$(0.01)	$(0.17)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	(0.03)	(0.07)

Net loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.24)

Weighted average shares outstanding used in per share calculation	16,998	22,900	18,773	22,893

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(664)	$(5,493)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,693	2,613
Restructuring benefit	(135)	—
Share-based compensation	1,583	1,105
(Gain) loss from sale of assets and other non-cash charges	(98)	229
Changes in operating assets and liabilities:
Trade accounts receivable, net	(942)	(972)
Prepaid expenses and other current assets	(55)	(705)
Trade accounts payable	920	1,166
Accrued expenses and other current liabilities	(2,775)	957
Other long-term liabilities	(642)	(427)
Deferred revenue and customer deposits	204	(361)

Net cash used in operating activities	(911)	(1,888)

Cash flows from investing activities:
Purchase of short-term investments	(24,507)	(16,646)
Proceeds from sale and maturities of short-term investments	23,889	10,347
Payments for property, equipment and capitalized software development	(966)	(1,332)
Purchase of intangible assets	(280)	—
Proceeds from sale of certain consumer assets	1,025	—
Proceeds from contingent purchase consideration of certain consumer assets	174	—

Net cash used in investing activities	(665)	(7,631)

Cash flows from financing activities:
Principal payments under notes and capital lease obligations	(246)	(49)
Proceeds from sale and leaseback of equipment	—	211
Proceeds from issuance of common stock	176	159
Payments for repurchase of common stock	(20,776)	—

Net cash provided by (used in) financing activities	(20,846)	321

Decrease in cash and cash equivalents	(22,422)	(9,198)
Cash and cash equivalents, beginning of period	35,743	32,901

Cash and cash equivalents, end of period	$13,321	$23,703

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$553	$—
Reclass of property and equipment, capitalized software, and intangible assets related to certain consumer assets to assets held for sale, net	$1,010	$—
Increase in prepaid expenses other current assets associated with sale of certain consumer assets	$220	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is an online search advertising and technology solutions company that provides relevant solutions for advertisers and publishers. Historically, LookSmart has provided three service offerings, or “products”: 1) online advertiser networks, 2) publisher solutions, and 3) consumer products.

1)	Advertiser networks: LookSmart offers advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network. The Company’s extensive ad distribution network includes publishers and search partners. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of ad campaigns.

2)	Publisher solutions: LookSmart offers publishers a customizable set of private-label open advertiser network solutions. LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The unique capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an open marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of linked publishers.

3)	Consumer products: In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Footnotes 2, 3 and 4 for further details. At June 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets, and owns and operates Furl.

LookSmart was organized in 1996, as an Internal Revenue Code 26(A)(1) subchapter (C) corporation, and is incorporated in the State of Delaware.

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended June 30, 2008 are not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All adjustments are of a normal or recurring nature.

Reclassifications

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and other accrued liabilities are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Short-term investments are carried at fair value. Based upon borrowing rates with similar terms currently available to the Company, the carrying value of notes payable approximates fair value.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s cash equivalents and short term investments are based on quoted prices in active markets for identical assets. The following table summarized the carrying amounts and fair values of certain assets at June 30, 2008 (in thousands):

	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,057	$6,057	$—	$—
Commercial paper	3,388	—	3,388	—

	9,445	6,057	3,388	—
Short-term investments:
Corporate bonds	6,631	—	6,631	—
Variable-rate notes	2,000	—	2,000	—
Commercial paper	4,575	—	4,575	—
U.S. government debt securities	991	—	991	—
Certificates of deposit	6,904	—	6,904	—

Total assets measured at fair value	$30,546	$6,057	$24,489	$—

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. As of June 30, 2008 and December 31, 2007, we placed our investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The fair value of these investments is subject to fluctuation based on market prices.

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

As of June 30, 2008, one customer accounted for 10% or more of gross accounts receivable, representing 28% of gross accounts receivable at June 30, 2008. As of December 31, 2007, two customers accounted for 21% and 22% of gross accounts receivable, respectively. There were no other customers who accounted for 10% or more of gross accounts receivable as of June 30, 2008 and December 31, 2007. As of June 30, 2008 there was no deterioration in the Company’s accounts receivables.

The Company derives its revenue primarily from its relationships with significant distribution network partners. For the three months ended June 30, 2008, three vendors each accounted for over 10% of total traffic acquisition costs (“TAC”). These three vendors accounted for a total of 34% of the total TAC for the three months ended June 30, 2008. For the six months ended June 30, 2008, two vendors each accounted for over 10% of total traffic acquisition costs. These two vendors accounted for a total of 22% of the total TAC for the six months ended June 30, 2008. For the three months ended June 30, 2007, three vendors accounted for more than 10% of the total TAC. For the six months ended June 30, 2007, only one of these three vendors accounted for more than 10% of the total TAC. These three vendors accounted for a total of 42% and 38% of the total traffic acquisition costs for the three and six months ended June 30, 2007, respectively.

Revenue Concentrations

The United States was the only country which accounted for 10% or more of net or gross revenue for the three and six months ended June 30, 2008. The United States accounted for 82% and 83% of gross revenue for the three and six months ended June 30, 2008.

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. For the three and six months ended June 30, 2008, Advertising Networks represented 92% and 91% of total net revenues, respectively. The remaining 8% and 9% of total net revenues was derived from Publishing Solutions. For both the three and six months ended June 30, 2007, Advertising Networks represented 90% of total net revenues, with the remaining 10% of total net revenues derived from Publishing Solutions

Two customers represented approximately 12% and 16% of total net revenues for the three months ended June 30, 2008, and 17% and 13% of total net revenues for the six months ended June 30, 2008. There were no other customers who accounted for 10% or more of total net revenues in the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007 two customers represented approximately 29% and 20% of total net revenues, respectively. There were no other customers who accounted for 10% or more of total net revenues in the three and six months ended June 30, 2007.

Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2008 was approximately $0.6 million and $1.6 million, respectively, and approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2007, respectively, which was related to stock options and employee stock purchases. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

2. Discontinued Operations

In 2007, the Company’s management made the decision to exit certain foreign markets, and has reclassified its financial statements to reflect these foreign operations as discontinued.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities and has reclassified its financial statements to reflect these consumer activities as discontinued.

During 2007 the Company sold FindArticles, the assets relating to Grub, and the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality.

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008, Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, and the foreign operations previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

In the second quarter the Company sold the intellectual property rights to the domain name “Wisenut” and other related domain names for proceeds of approximately $0.2 million and realized approximately $0.2 million as a gain on sale of assets that is included in discontinued operations. The proceeds from the sale were collected in July 2008.

At June 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets and owns and operates Furl.

During the three months ended June 30, 2008 the Company recorded an additional gain in foreign general and administrative expense of approximately $6 thousand relating to the finalization of the liquidation of various foreign operations in the first quarter of 2007. For the six months ended June 30, 2008, expenses related to the liquidation of the Company’s various foreign operations was approximately $29 thousand. For both the three and six months ended June 30, 2007, expenses related to the liquidation of the Company’s various foreign operations was approximately $0.1 million. The Company expects to finalize the dissolution of these entities during 2008.

The following table reflects revenue, gross profit, operating expenses, pre-tax income (loss) from discontinued operations and gain (loss) on sale of discontinued operations for the quarters ended June 30, 2008 and June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$26	$1,131	$52	$2,434

Gross profit	$80	$280	$31	$672
Product development expenses	189	946	520	2,018
General and administrative expenses	(5)	73	35	85
Impairment charges	381	—	381	—
Non-operating income, net	9	—	9	—

Pretax net loss (excluding gain on disposal)	(476)	(739)	(896)	(1,431)

Gain (loss) on disposal	340	74	453	(123)

Net loss from discontinued operations, net of tax	$(136)	$(665)	$(443)	$(1,554)

At June 30, 2008, certain assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

June 30, 2008
Property and equipment, net	$70
Capitalized software, net	739
Goodwill	104
Intangibles, net	97

Total assets held for sale	$1,010

Assets held for sale under the guidance of SFAS 144 are subject to periodic review. During the three months ended June 30, 2008, it was estimated by management that a goodwill impairment of approximately $0.4 million existed pursuant to an interim goodwill impairment assessment as described in Note 5. The estimate was based on recent precedent transactions in the social networking technology industry, adjusted for the current market for this type of asset and the status of the sales process. Any adjustment to the estimated impairment based on more accurate measurement of the impairment shall be recognized in subsequent reporting periods.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Escrow agreement assets	$—	$1,025
Other current assets	932	603

Total	$932	$1,628

Escrow agreement assets relate to monies held in escrow in relation to the sale of certain assets associated with the consumer products activities, which were collected in May 2008.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Computer equipment	$14,991	$15,187
Furniture and fixtures	1,152	1,126
Software	3,771	3,771
Leasehold improvements	2,901	2,736

Total	22,815	22,820
Less accumulated depreciation and amortization	(19,881)	(19,419)

Property and equipment, net	$2,934	$3,401

Depreciation expense on property and equipment for the three and six months ended June 30, 2008, including property and equipment under capital lease, was approximately $0.6 million and $1.2 million, respectively. Depreciation expense on property and equipment for the three and six months ended June 30, 2007 was approximately $0.6 million and $1.3 million, respectively. Equipment under capital lease amounted to approximately $1.6 million as of June 30, 2008 and approximately $1.1 million as of December 31, 2007. Depreciation expense on equipment under capital lease was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008 and was not material for the three and six months ended June 30, 2007. Additionally, accumulated depreciation on equipment under capital lease was approximately $0.3 million as of June 30, 2008 and was not material for the three and six months ended June 30, 2007.

At June 30, 2008 certain property and equipment and capitalized software relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

June 30, 2008
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

5. Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$9,810	$10,296

Intangible assets:
Purchased technology	$358	$964
Less accumulated amortization	(39)	(885)

Net purchase technology	319	79

Trade names	—	1,062
Less accumulated amortization	—	(894)

Net trade names	—	168

Other intangibles	—	930
Less accumulated amortization	—	(930)

Net other intangibles	—	—

Intangible assets, net	$319	$247

Intangible asset amortization expense was approximately $13 thousand and $111 thousand for the three and six months ended June 30, 2008, and approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2007, respectively, and was recorded primarily in product development expense.

As a result of classifying revenue and expenses generated by various related websites and assets associated with the consumer products activities as discontinued operations, amortization expense of intangibles related to those consumer assets has been reclassified to discontinued operations for the 2008 and 2007, respectively.

For the purpose of assessing goodwill impairment, the Company regularly reviews the impact of any changes to its business. In the first quarter of 2008, the Company classified Furl assets as “assets held for sale”. Approximately $0.5 million of goodwill was initially assigned to the Furl assets based on the estimated relative fair value of the assets and was classified as assets held for sale as of June 30, 2008. During the three months ended June 30, 2008, management estimated that the goodwill assigned to Furl was impaired based on a preliminary analysis of goodwill impairment performed due to the existence of indicators of impairment. Such impairment analysis has not been finalized due to additional time required to perform a complete analysis. Any significant adjustments to the initial approximately $0.4 million impairment estimate resulting from finalizing the impairment analysis will be reflected in subsequent periods.

At June 30, 2008 certain net intangible assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

June 30, 2008
Goodwill	$104

Purchased technology	$886
Trade name	1,062
Other intangibles	930
Accumulated amortization	(2,781)

Intangible assets, net	$97

6. Accrued Expenses and Other Accrued Liabilities

Accrued expenses and other accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation and related expenses	$989	$2,015
Accrued distribution and partner costs	3,242	3,541
Accrued professional services	1,007	1,921
Customer refunds	25	55
Accrued equipment purchases	62	166
City business and personal property tax payable	—	41
Income taxes payable	33	244
Other	197	454

Total accrued expenses and other accrued liabilities	$5,555	$8,437

7. Lease Restructuring and Other Long-Term Liabilities

Lease restructuring and other long-term liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Total lease restructuring liabilities	$2,081	$2,889
Capital lease obligation	1,347	1,009

Total other liabilities	3,428	3,898
Less: current portion	(1,672)	(1,621)

Lease restructuring and other long term liabilities, net of current portion	$1,756	$2,277

Total lease restructuring liabilities consist of the lease restructuring liability, notes payable and sublease deposits.

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an amount of up to $5.0 million for the purchase of technical equipment. This lease line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum.

On April 1, 2008 the Company renewed its master equipment lease agreement with CNB for an amount of up to $3.5 million for the purchase of technical equipment. The renewed lease line of credit expires on December 30, 2008. Interest on the capital lease is calculated using an interest rate of 6.40% per annum.

Lease Restructuring

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities.

As of June 30, 2008 and December 31, 2007, the lease restructuring liability was approximately $2.1 million and $2.9 million, respectively. Of this amount, approximately $1.2 million was included in the current portion of other long-term liabilities as of June 30, 2008 and approximately $1.3 million was included in the current portion of other long-term liabilities as of December 31, 2007.

In the second quarter of 2008 we subleased approximately 6,500 square feet for which the Company previously took a restructuring charge in 2004. The additional sublease resulted in a reduction of approximately $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit. The Company does not currently expect to incur significant further restructuring charges or receive additional benefits related to closing redundant leased facilities in 2008 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the period ended June 30, 2008 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2007	$2,889
Amounts paid and charged against the liability	(351)

Balance at March 31, 2008	2,538
Amounts paid and charged against the liability	(322)
Lease restructuring credit	(135)

Balance as of June 30, 2008	$2,081

8. Commitments and Contingencies

Capital and Operating Leases

The Company leases office space under a non-cancellable operating lease that expires in 2009, certain of which space is sublet under cancellable and non-cancellable subleases. In addition, beginning in 2007, the Company has acquired equipment under a master lease agreement (see Footnote 7).

As of June 30, 2008, future minimum payments under all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Capital Leases	Operating Leases	Minimum Sublease Rental Income
Six months ended December 31, 2008	$268	$2,378	$1,376
Fiscal years ending December 31:
2009	537	4,412	2,447
2010	501	—	—
2011	184	—	—

Total	$1,490	$6,790	$3,823

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of approximately $1.1 million at June 30, 2008. The SBLC contains two financial covenants. As of June 30, 2008, the Company was in compliance with both financial covenants.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until June 30, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed the collective amount of approximately $15 thousand. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at June 30, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement.

9. Stockholders’ Equity

Common Stock

On February 13, 2008 the Company repurchased approximately 5.2 million of its shares via a modified Dutch Auction tender offer (“Offer”) at $3.40 per share for a total cost of approximately $17.9 million. The common stock accepted for purchase represented approximately 22.5% of our common stock issued and outstanding as of February 13, 2008. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the Offer.

On February 26, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to $5.0 million of its outstanding common stock may be repurchased through December 31, 2008. Under the program, the Company may purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate considerations, and will be made in compliance with applicable federal and state securities laws and regulations. The Company intends to finance the stock repurchase from its existing cash, cash equivalents, and short-term investments balances. The stock repurchase program may be suspended or discontinued at any time.

On February 29, 2008, the Company agreed to purchase approximately 0.8 million shares at an average price of $3.51 per share, for a total price of approximately $2.8 million, as part of the repurchase program authorized on February 26, 2008. This trade settled on March 5, 2008. On April 10, 2008, the Company canceled the approximate 0.8 million shares, and returned the shares to the status of authorized but unissued stock which is available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors.

Stock Option Plans

In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired WiseNut, Inc. and assumed all the stock options outstanding under the WiseNut, Inc. 1999 Stock Incentive Plan (the “WiseNut Plan”). On June 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved approximately 6.1 million and 8.3 million shares of common stock for issuance under its stock option plans at June 30, 2008 and 2007, respectively. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. For more information regarding these transactions, see the Company’s filings with the Securities and Exchange Commission on Form 8-K.

As of June 30, 2008, approximately 4.6 million stock options were outstanding and approximately 1.3 million shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At June 30, 2008, a total of approximately 0.5 million shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of June 30, 2008, approximately 0.5 million shares have been issued under the ESPP Plan and approximately 0.1 million shares remain available for issuance.

Share-Based Compensation

The Company accounts for employee stock options under SFAS 123R and its related interpretations. For the three and six months ended June 30, 2008, the Company recorded share-based compensation of approximately $0.6 million and $1.6 million, respectively, and approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2007. Of these amounts, approximately $29 thousand and $0.1 million, and $35 thousand and $0.1 million, respectively, was capitalized related to the development of internal-use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).

Valuation Assumptions

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average grant-date fair value of options granted in the three and six months ended June 30, 2008 was $2.15 and $2.27 per share, respectively, and $2.77 and $2.51 per share for the three and six months ended June 30, 2007, respectively.

The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2008 was approximately $48 thousand and $0.1 million, respectively, and approximately $6 thousand and $49 thousand for the three and six months ended June 30, 2007, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options. Total unrecognized share-based compensation expense was approximately $4.8 million as of June 30, 2008, and the weighted average period over which it is expected to be recognized is 2.7 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	4,341	$4.65
Granted	927	3.55
Exercised	(6)	2.71
Expired/forfeited	(490)	4.10

Balance at March 31, 2008	4,772	4.50
Granted	26	4.06
Exercised	(37)	3.17
Expired/forfeited	(121)	4.41

Balance at June 30, 2008	4,640	$4.51

The following table summarizes information about stock options outstanding at June 30, 2008 (in thousands except per share data):

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding As of June 30, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable As of June 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.27	$ 3.19	649	7.45	$ 2.88	$ 744	446	$ 2.92	$ 494
$ 3.20	$ 3.20	1,303	9.33	$ 3.20	1,082	198	$ 3.20	164
$ 3.21	$ 4.32	1,175	8.27	$ 3.76	386	570	$ 3.71	206
$ 4.33	$ 20.55	1,513	4.84	$ 6.91	—	1,083	$ 7.69	—

$ 2.27	$ 20.55	4,640	7.33	$ 4.51	$ 2,212	2,297	$ 5.39	$ 864

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2008 of $4.03 per share, which would have been received by option holders had all option holders exercised their options on that date.

As of June 30, 2008, the number of vested shares and unvested shares that were expected to vest was approximately 4.6 million, with a weighted-average exercise price of $4.51 per share, a weighted-average remaining contractual life of 7.3 years, and an aggregate intrinsic value of approximately $2.2 million.

As of June 30, 2007 there were approximately 3.4 million options outstanding and approximately 1.5 million options exercisable.

10. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$176	$2,068	$664	$5,493
Other comprehensive loss:
Change in unrealized gain (loss) on securities, net	52	(8)	16	(2)

Comprehensive loss	$124	$2,076	$648	$5,495

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to preserve our expertise in online advertising and publisher solutions product development, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow sources of revenue other than our search advertising revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Business Overview

LookSmart is an online search advertising and technology solutions company that provides relevant solutions for advertisers and publishers. Historically, LookSmart has provided three service offerings or “products”: 1) advertiser networks, 2) publisher solutions, and 3) consumer products.

1)	Advertiser networks: LookSmart offers advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network. The Company’s extensive ad distribution network includes publishers and search partners. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of ad campaigns. The Advertiser network service offering provided 92% and 90% of total revenues in the quarters ended June 30, 2008, and 2007, respectively.

2)	Publisher solutions: LookSmart offers publishers a customizable set of private-label open advertiser network solutions. LookSmart’s publisher solutions consist of a hosted auction-based ad serving platform with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The unique capability to interconnect multiple sources of advertisers, including multiple installations of the LookSmart AdCenter for Publishers platform, creates an open marketplace environment through which publishers can mutually share advertisers and advertisers can gain greater distribution through an extended network of linked publishers. The Publisher solutions service offering has provided 8%, and 10%, of total revenues in the quarters ended June 30, 2008, and 2007, respectively.

3)

Consumer products: In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets (“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products and international activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Footnotes 3, 4 and 9 for further details. At June 30, 2008, the Company continues to operate and own Furl and its intellectual property.

LookSmart was organized in 1996, as an Internal Revenue Code 26(A)(1)-subchapter (C) corporation, and is incorporated in the State of Delaware.

Critical Accounting Policies and Estimates

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. Actual results may differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All adjustments are of a normal or recurring nature.

The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Revenue Recognition

Our online search advertising revenue is primarily composed of per-click fees that we charge customers. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes impression-based revenue from banner advertisements, as well as revenue share from licensing of private-labeled versions of our products.

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenues. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

We also enter into agreements to provide private-labeled versions of our products, including the AdCenter for Publishers. These arrangements include multiple elements: revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application; upfront fees; and license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Share-based Compensation . SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Overview of the Three and Six Months Ended June 30, 2008

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.4	54.3	59.1	55.4

Gross profit	39.6	45.7	40.9	44.6
Operating expenses:
Sales and marketing	11.7	16.5	12.2	17.1
Product development	16.6	21.8	16.6	23.8
General and administrative	13.8	21.6	15.1	23.3
Restructuring costs	(0.8)	—	(0.4)	—

Total operating expenses	41.3	59.9	43.5	64.2
Loss from operations	(1.7)	(14.2)	(2.6)	(19.6)
Non-operating income, net	1.5	3.8	2.0	4.1

Loss from continuing operations before income taxes	(0.2)	(10.4)	(0.6)	(15.5)
Income tax expense	—	—	—	—

Loss from continuing operations	(0.2)	(10.4)	(0.6)	(15.5)
Loss from discontinued operations, net of tax	(0.8)	(4.9)	(1.3)	(6.1)

Net loss	(1.0)%	(15.3)%	(1.9)%	(21.6)%

Revenues

Revenues are derived from LookSmart’s two service offerings or “products”: Advertiser Networks and Publisher Solutions.

LookSmart recognized approximately $17.1 million of total revenue during the three months ended June 30, 2008, up 27% from the approximate $13.5 million recognized during the three months ended June 30, 2007. The approximate $3.6 million change in total revenue was driven by:

•

Growing our ad network. Total paid clicks for the second quarter of 2008 were approximately 195 million compared to approximately 120 million in the second quarter of 2007, an increase of 62%. On a year-to-date basis total paid clicks were approximately 346 million in 2008 compared to approximately 213 million in 2007. In the second quarter of 2008, our average revenue per click (“RPC”) was $0.08 per click, compared to $0.10 per click for the second quarter of 2007. On a year-to-date basis our average RPC for 2008 was $0.09 per click, compared to $0.11 per click for 2007. Average RPC decreased in the second quarter 2008 as compared to 2007 primarily as a result in the mix of direct and intermediary sales channels. We continue to drive growth in paid clicks through our ad sales efforts and through our ongoing ad network optimization efforts as well as growth in our advertiser base.

•

Distributing syndicated solutions for publishers. We continue to focus on improving our private-labeled AdCenter for Publishers. The release of a solution for publishers’ unsold ad inventory known as “Platform Backfill” in the second quarter of 2007 is an example of improvements of the private-labeled AdCenter for Publishers.

•

Exiting Consumer Business. In August 2007, the Company’s management made the decision to exit the consumer products activities and to sell or otherwise dispose of some of the various related websites and assets associated with the consumer properties revenue stream. In 2008 the results of operations to be disposed of and previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statement of Operations.

Total revenues, and revenues from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Online advertising revenues:
Advertiser Networks	$15,738	$12,148	30%	$31,540	$22,837	38%
Publisher Solutions	1,354	1,345	1%	3,096	2,579	20%

Total revenues	$17,092	$13,493	27%	$34,636	$25,416	36%

For the six months ended June 30, 2008 LookSmart recognized approximately $34.6 million of total revenue, up approximately $9.2 million, or 36% from the approximate $25.4 million recognized during the six months ended June 30, 2007.

LookSmart recognized approximately $15.7 million of revenue from Advertiser Networks during the three months ended June 30, 2008, up 30% from the approximate $12.1 million recognized during the three months ended June 30, 2007. The second quarter 2008 revenue includes approximately $0.2 million resulting from the resolution of an amount specifically reserved in 2007. Revenues from Advertiser Networks increased in the second quarter of 2008 by approximately $3.6 million, primarily as a result of an increase in revenue from new advertising customers, up-selling on existing large advertisers, an increase in the volume of total paid clicks as a result of increase in advertisers, improvements in quality of the Ad Network platform, performance optimization and better match rate. Total paid clicks totaled approximately 195 million for the second quarter of 2008, as compared to approximately 120 million for the second quarter of 2007, an increase of 62%. Average RPC decreased in the second quarter of 2008 to $0.08 from $0.10 in the second quarter of 2007 primarily as a result of shifts in the mix of direct and intermediary sales channels.

LookSmart recognized approximately $1.4 million of revenue from Publisher Solutions during the three months ended June 30, 2008, roughly equivalent to the approximate $1.4 million recognized during the three months ended June 30, 2007. During the six months ended June 30, 2008, LookSmart realized approximately $3.1 million of revenue from Publisher Solutions, up 20%, or approximately $0.5 million, from the approximate $2.6 million realized in the same period of the prior year. Year to date revenues from Publisher Solutions were impacted by an increase in revenue attributable to one significant publisher customer in the first three months of 2008.

Revenue amounts reflect the reclassification of approximately $26 thousand and $0.1 million, and approximately $1.1 million and $2.4 million of revenue of various related websites and assets associated with the consumer products activities to discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively. See Footnote 2 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Cost of Revenues and Gross Margin

Cost of revenues consists of TAC, the costs paid to our distribution network partners, and other. Other costs of revenue consist of connectivity costs, expenses relating to hosting advertising operations, commissions paid to advertising agencies and credit card fees and were as follows (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Traffic acquisition costs	$9,743	$7,060	38%	$19,455	$13,392	45%
Percentage of online advertising revenue	61.9%	58.1%		61.7%	58.6%
Other costs	575	270	113%	1,021	681	50%

Total cost of revenues	$10,318	$7,330	41%	$20,476	$14,073	46%
Percentage of total revenue	60.4%	54.3%		59.1%	55.4%

Our total cost of revenue during the three months ended June 30, 2008 was approximately $10.3 million, up approximately $3.0 million, or 41% from the approximate $7.3 million in the three months ended June 30, 2007. Total cost of revenue for the six months ended June 30, 2008 was approximately $20.5 million, up approximately $6.4 million, or 46% from the approximate $14.1 million in the six months ended June 30, 2007. Periodic cost of revenue is dependent upon volume of traffic, traffic acquisition costs, and other costs of revenue.

Total cost of revenue amounts reflect the reclassification of approximately $0.1 million and $21 thousand, and $0.9 million and $1.8 million of cost of revenue of various related websites and assets associated with the consumer products activities to discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively. See Footnote 2 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Our TAC during the three months ended June 30, 2008 were approximately $9.7 million, up approximately $2.7 million, or 38% from the approximate $7.1 million in the three months ended June 30, 2007. TAC increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to:

•	Higher sales volumes and a deliberate operating decision to accept higher TAC in order to drive higher top-line advertising revenues and bottom-line profit contribution in the Advertiser Network.

•	Higher TAC were partially offset by increased contribution from the Publisher Solutions business.

TAC for the first six months of 2008 were approximately $19.5 million, up 45%, or approximately $6.1 million, from the approximate $13.4 million in first six months of 2007.

Our other costs of revenue during the three months ended June 30, 2008 was approximately $0.6 million, up approximately $0.3 million, or 113%, from the approximate $0.3 million in the three months ended June 30, 2007. Other costs increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to higher line rental charges. Other costs of revenue expense for the first six months of 2008 were approximately $1.0 million, up 50%, or approximately $0.3 million, from the approximate $0.7 million in the first six months of 2007.

Gross margin of 39.6% in the second quarter of 2008 declined 6.1 percentage points from the 45.7% gross margin in the second quarter of 2007, with year-to-date gross margin of 40.9% down 3.7 percentage points from the 44.6% achieved in the first six months of 2007.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring costs, impairment charges, share-based compensation, and other and were as follows (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Sales and marketing	$1,994	$2,223	(10)%	$4,210	$4,351	(3)%
Product development	2,833	2,943	(4)	5,738	6,044	(5)
General and administrative	2,362	2,918	(19)	5,234	5,914	(12)
Restructuring costs	(135)	—	NA	(135)	—	NA

Total operating expense	$7,054	$8,084	(13)%	$15,047	$16,309	(8)%

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Sales and marketing	$107	$71	51%	$216	$113	91%
Product development	170	162	5%	349	275	27%
General and administrative	324	364	(11)%	1,049	670	57%
Loss from discontinued operations	12	48	(75)%	23	100	(77)%

Total share-based compensation	613	645	(5)%	1,637	1,158	41%
Less amounts capitalized as software development costs	(29)	(35)	(17)%	(54)	(53)	2%

Total share-based compensation expense	$584	$610	(4)%	$1,583	$1,105	43%

Sales and Marketing

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

Our sales and marketing expense during the three months ended June 30, 2008 was approximately $2.0 million, down 10% from the approximate $2.2 million in the three months ended June 30, 2007. Sales and marketing expenses in the second quarter of 2008 decreased approximately $0.2 million compared to the second quarter of 2007 primarily due to:

•	Lower spending on marketing programs and events, down approximately $0.3 million from the second quarter of 2007,

•	Lower facilities expense of approximately $0.1 million, and

•	Higher travel expense of approximately $0.1 million.

Our sales and marketing expense during the six months ended June 30, 2008 was approximately $4.2 million, down 3% from approximately $4.4 million year-to-date in 2007. Sales and marketing expenses year-to-date decreased approximately $0.2 million compared to the same six month period in 2007, due to:

•	Lower spending on marketing programs and events, down approximately $0.8 million in the first six months of 2008 from the first six months of 2007,

•

Higher labor costs of approximately $0.3 million, primarily due to an increase in bonus expense and certain operational personal previously included in general and administrative expenses move to sales,

•	Higher share-based compensation expense of approximately $0.1 million,

•	Higher travel costs of approximately $0.1 million, and

•	An increase in bad debt expense of approximately $0.1 million.

For the three months ended June 30, 2008 and 2007, approximately $0.1 million and approximately $0.1 million, respectively, of share-based compensation was included in sales and marketing costs. Share-based compensation included in sales and marketing costs was approximately $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2008 and 2007.

Product Development

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

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing and were as follows (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Capitalized software development costs	$(441)	$(325)	(36)%	$(650)	$(530)	(23)%
Other product development costs	3,274	3,268	—%	6,388	6,574	(3)%

Total product development expenses	$2,833	$2,943	(4)%	$5,738	$6,044	(5)%

Our product development expense during the three months ended June 30, 2008 was approximately $2.8 million, down 4% from approximately $2.9 million in the three months ended June 30, 2007. Product development expenses in the three months ended June 30, 2008 decreased approximately $0.1 million compared to the same period in 2007. Product development expenses in the second quarter of 2008 were predominantly driven by:

•	Increased depreciation, up approximately $0.4 million, due to higher equipment purchases,

•

Decreased labor costs of approximately $0.2 million. This was primarily due to a decrease in headcount partially as a result of the exit from consumer product activities, which resulted in a sale or disposal of the various related websites and assets associated with those activities, and the resignation of the Chief Technical Officer in August 2007,

•	A decrease of approximately $0.1 million in facilities costs due to a lower headcount and the subleasing of part of our office space starting in the fourth quarter of 2007,

•	Higher capitalized software values, up approximately $0.1 million versus the second quarter of 2007, and

•	Lower spending on computer and office supplies, down approximately $0.1 million from the prior year quarter, predominantly due to lower headcount.

Our product development expense during the six months ended June 30, 2008 was approximately $5.7 million down 5% from approximately $6.0 million year-to-date in 2007. Product development expenses year-to-date decreased approximately $0.3 million compared to the same period in 2007, due to:

•	Higher depreciation costs of approximately $0.6 million due to higher equipment purchases,

•

Decreased labor costs of approximately $0.5 million. Decreased labor costs were due to: a) headcount declines in continuing operations, b) reductions of headcount due to the Company’s exit from its consumer products activities, c) a reduction in work force in the third quarter of 2007, and d) the resignation of the Chief Technical Officer in August of 2007, among other factors,

•	A decrease of approximately $0.3 million in facilities costs due to lower headcount and the subleasing of part of our office space starting in the fourth quarter of 2007,

•	Higher capitalized software development costs of approximately $0.1 million, and

•	Higher professional services of approximately $0.1 million relating to first level support of our operations center.

Total product development costs reflect the reclassification of approximately $0.2 million and $0.5 million, and $0.9 million and $2.0 million of product development costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively. See Footnote 2 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

For the three months ended June 30, 2008 and 2007, approximately $0.2 million of share-based compensation was included in both three month periods in product development costs. Share-based compensation included in product development costs was approximately $0.3 million for both the six months ended June 30, 2008 and 2007.

General and Administrative

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

Our general and administrative expense during the three months ended June 30, 2008 was approximately $2.4 million, down 19% from approximately $2.9 million in the three months ended June 30, 2007. General and administrative expenses in the second quarter of 2008 decreased approximately $0.5 million compared to the second quarter of 2007 primarily due to:

•

Lower labor costs of approximately $0.5 million due to a decrease in headcount, which included certain operational personnel previously included in general and administrative expenses, mover to sales which was partially offset by increased costs of temporary help and consulting of approximately $0.2 million,

•	Lower costs for outside legal services of approximately $0.2 million, as the Company had fewer corporate development activities.

•	A decrease of approximately $0.1 million in facilities costs versus the second quarter of 2007 due to subleasing part of our office space starting in the fourth quarter of 2007.

Our general and administrative expense during the six months ended June 30, 2008 was approximately $5.2 million, down 12% from approximately $5.9 million year-to-date in 2007. General and administrative expenses year-to-date decreased approximately $0.7 million compared to 2007, due to:

•	Increased costs of temporary help and consulting of approximately $0.3 million, which was partially offset by lower labor costs of approximately $0.3 million,

•	Lower costs for outside legal services of approximately $0.3 million primarily due to fewer corporate development activities,

•	Lower facilities costs of approximately $0.2 million, and

•	Lower expenses for bonuses and other employee costs of approximately $0.1 million.

For the three months ended June 30, 2008 and 2007, approximately $0.3 million and $0.4 million, respectively, of share-based compensation was included in general and administrative costs. Share-based compensation included in general and administrative costs were approximately $1.1 million and $0.7 million, respectively, for the six months ended June 30, 2008 and 2007.

Total general and administrative costs reflect the reclassification of approximately $5 thousand and $35 thousand, and $11 thousand and $22 thousand of general and administrative costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively. See Footnote 2 under Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Other Operating Loss, Net includes licensing and royalty fees for LookSmart intellectual property assets provided to, or used by other firms.

Restructuring Costs

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities.

In the second quarter of 2008 we subleased approximately 6,500 square feet for which we previously took a restructuring charge. The additional sublease resulted in a onetime reduction of approximately $0.1 million in the deferred rent liability with the offset being a restructuring cost benefit.

Loss from Operations (in thousands)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Loss from operations	$280	$1,921	(85%)	$887	$4,966	(82%)

Our loss from operations during the three months ended June 30, 2008 was approximately $0.3 million, down from losses of approximately $1.9 million in the three months ended June 30, 2007. For the six months ended June 30, 2008, our losses from operations were approximately $0.9 million, down from losses of approximately $5.0 million in the six months ended June 30, 2007. Loss from operations decreased approximately $1.6 million and $4.1 million, respectively, in the three and six months of 2008 compared to 2007 due to the factors discussed above.

Our loss from operations for the three and six months ended June 30, 2008 includes three significant items that reduced the loss by approximately $0.4 million. These items consisted of:

•	Increased revenue of approximately $0.2 million resulting from the resolution of an amount specifically reserved in 2007,

•	Decreased facility costs of approximately $0.1 million resulting from the recovery of overcharges, and

•	Restructuring charge benefit of approximately $0.1 million resulting from the sublease of additional space.

Non-Operating Income, net

Non-operating income (loss), net is primarily comprised of interest income and was as follows (in thousands).

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Non-operating income, net	$247	$518	(52)%	$680	$1,033	(34)%

Interest income decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to lower investment balances as the Company utilized its capital to repurchase its stock in the first half of 2008, a decrease in interest rates, and a change in the mix of our investment portfolio. During the first six months of 2008, LookSmart repurchased a total of approximately 6.0 million shares of its common stock for a total cost of approximately $20.8 million. These shares represented 26.0% of the total shares outstanding as of December 31, 2008.

Income Tax Expense

The effective tax rate in upcoming quarters and for the year ended December 31, 2008 may vary due to a variety of factors, including, but not limited to, the relative income contribution by tax jurisdiction, changes in statutory tax rates, the amount of tax exempt interest income generated during the year and any non-deductible items related to acquisitions or other non-recurring charges. For the purposes of calculating its estimated periodic tax obligations, we currently estimate our full-year 2008 tax rate at

4.2%. The effective tax rate for the year ended December 31, 2007 was 7.6%. The majority of the tax expense in both years is attributable to alternative minimum federal and state taxes. The realized effective tax rate in 2007 was heavily influenced by the gain on sale of FindArticles and was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007			2008	2007
Income tax expense	$7	$—	NA	%	$14	$6	133%

There were no unrecognized tax benefits for the three months ended June 30, 2008.

Deferred tax assets on the balance sheet were approximately $73.6 million and $73.8 million at June 30, 2008 and December 31, 2007, respectively. These were offset by valuation allowances of approximately $73.6 million and $73.8 million at June 30, 2008 and December 31, 2007, respectively.

Loss from Discontinued Operations, Net of Tax (in thousands)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Loss from discontinued operations, net of tax	$136	$665	80%	$443	$1,554	71%

The following table reflects revenue, gross profit, operating expenses, pre-tax income (loss) from discontinued operations and gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$26	$1,131	$52	$2,434

Gross profit	$80	$280	$31	$672
Product development expenses	189	946	520	2,018
General and administrative expenses	(5)	73	35	85
Impairment charges	381	—	381	—
Non-operating income, net	9	—	9	—

Pretax net loss (excluding gain on disposal)	(476)	(739)	(896)	(1,431)

Gain (loss) on disposal	340	74	453	(123)

Net loss from discontinued operations, net of tax	$(136)	$(665)	$(443)	$(1,554)

At June 30, 2008 certain assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

June 30, 2008
Property and equipment, net	$70
Capitalized software, net	739
Goodwill	104
Intangibles, net	97

Total assets held for sale	$1,010

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, and the websites associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the second quarter of 2008 Furl assets have been accounted for under the guidance of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived assets

(“SFAS 144”) as “assets held for sale,” and these, together with, the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets and owns and operates Furl.

During the three months ended June 30, 2008 and 2007 the Company recorded an additional credit in general and administrative expenses of discontinued operations of approximately $6 thousand and expenses of approximately $0.1 million relating to the finalization of the liquidation of various foreign operations in the first quarter of 2008. Additional expenses relating to the finalization of the liquidation of various foreign operations were approximately $29 thousand and approximately $0.1 million for the six months ended June 30, 2008 and 2007, respectively. The Company expects to finalize the dissolution of these entities during 2008.

During the three months ended June 30, 2008, management estimated that the goodwill assigned to Furl was impaired based on a preliminary analysis of goodwill impairment performed due to the existence of indicators of impairment, such impairment analysis has not been finalized due to additional time required to perform a complete analysis. Any significant adjustments to the initial approximately $0.4 million impairment estimate resulting from finalizing the impairment analysis will be reflected in subsequent reporting periods.

The gain (loss) on disposal consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other consumer assets	$120	$74	$233	$(123)
Wisenut	220	—	220	—

	$340	$74	$453	$(123)

Liquidity and Capital Resources

LookSmart’s primary sources of liquidity during the six months ended June 30, 2008 were existing cash, cash equivalents, short term investments as well as cash received from the collection of accounts receivable balances generated from sales in the first and second quarters of 2008.

Cash and Cash Equivalents

Cash and related balances are (in thousands):

	June 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$13,321	$35,743	$(22,422)
Short-term investments	21,101	20,464	637

Total	$34,422	$56,207	$(21,785)

% of total assets	59%	70%

Total Assets	$58,436	$80,293

Financial Condition

We believe our current cash, cash equivalents and short term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least June 30, 2009, if not longer. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Cash and cash equivalents decreased to approximately $34.4 million during the six months ended June 30, 2008 from approximately $56.2 million at December 31, 2007 primarily due the Company’s use of capital to buy back its stock in the first six months of 2008. During the first half of 2008, the Company repurchased approximately 6.0 million shares for a total cost of approximately $20.8 million. This amount is included in the cash used in financing activities.

In summary, our overall uses during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 were (in thousands):

	June 30,
	2008	2007	Change
Net cash used in operating activities	$(911)	$(1,888)	$977
Net cash used in investing activities	(665)	(7,631)	6,966
Net cash provided by (used in) financing activities	(20,846)	321	(21,167)

Decrease in cash and cash equivalents	$(22,422)	$(9,198)	$(13,224)

We believe that our cash flow is seasonal and a large portion of our revenue historically occurs in the last quarter of the year as our customers expand advertising for the holiday selling season. Cash used in operations is typically the highest in the first quarter as we see reduced demand for our service offerings. The following table summarizes our quarterly cash provided by or (used in) operating activities that illustrate the seasonality of our business (in thousands):

	Cash Flow From Operating Activities
	2008	2007	2006
1st Quarter	$(2,052)	$(1,967)	$(3,953)
2nd Quarter	1,141	79	(1,971)
3rd Quarter	NA	(994)	(2,222)
4th Quarter	NA	936	1,834

Total	$(911)	$(1,946)	$(6,312)

We have outstanding standby letters of credit (“SBLC”) of approximately $1.1 million at June 30, 2008 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of June 30 2008, we were in compliance with both required covenants.

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an amount of up to $5.0 million for the purchase of technical equipment. This line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum.

On April 1, 2008, the Company renewed the master equipment lease agreement with CNB, which expired on March 30, 2008. As of June 30, 2008, we had drawn down approximately $1.4 million from the available lease line of credit and repaid approximately $0.2 million of the capital lease.

During the first half of 2008 the Company repurchased approximately 6.0 million shares for a total cost of approximately $20.8 million. This amount is included in the cash used in financing activities.

Operating Activities

We used approximately $0.9 million in operating activities during the six months ended June 30, 2008. This compares to us using approximately $1.9 million in operating activities during the same period in the prior year. Therefore, in absolute dollars, we used approximately $1.0 million less in operations during the six months ended June 30, 2008 compared to the same period in the prior year. This reduction in operating cash use was primarily due to a decrease in the reported net loss during the six months ended June 30, 2008 compared to the same period in the prior year. During the six months ended June 30, 2008, we decreased our net loss by approximately $4.8 million to a net loss of approximately $0.7 million from a net loss of approximately $5.5 million during the same period in the prior year. The reduction in reported net loss was partially offset by an increase in the cash we used to pay our accrued expenses and other current liabilities. During the six months ended June 30, 2008 we used approximately $2.8 million to decrease our accrued expenses and other current liabilities compared to leveraging (or increasing) our accrued expenses and current liabilities by approximately $1.0 million during the six months ended June 30, 2007. In absolute dollars, this operating decision increased our relative cash use by approximately $3.7 million during the six months ended June 30, 2008 compared to the same period in the prior year.

Investing Activities

We used approximately $0.7 million in investing activities during the six months ended June 30, 2008. This compares to us using approximately $7.6 million in investing activities during the same period in the prior year. Therefore, in absolute dollars, we used approximately $7.0 million less in investing activities during the six months ended June 30, 2008 compared to the same period in the prior year. This reduction in investing cash use was primarily due to an increase in proceeds from sale and maturities of short term investments coupled with an increase in proceeds from sale of certain consumer assets partially offset by an increase in the purchase of short term investments. During the six months ended June 30, 2008 we received approximately $14.6 million more in the proceeds mentioned above. Specifically, proceeds from sale and maturities of short term investments increased by approximately $13.5 million to approximately $23.9 million received in the first six months of 2008 compared to approximately $10.3 million received in the same period in the prior year. Similarly, we generated proceeds of approximately $1.0 million from the sale of certain consumer assets in the first six months of 2008 where we had no such proceeds during the same period in the prior year. The increase in proceeds mentioned above were partially offset by a approximately $7.9 million increase in our purchases of short term investments to approximately $24.5 million during the six months ended June 30, 2008 from approximately $16.6 million during the same period in the prior year.

LookSmart currently maintains no short or long-term investments in Auction Rate Securities.

Financing Activities

We used approximately $20.8 million in financing activities during the six months ended June 30, 2008. This compares to us generating approximately $0.3 million in financing activities during the same period in the prior year. Therefore, in absolute dollars, we used approximately $21.2 million more in financing activities during the six months ended June 30, 2008 compared to the same period in the prior year. This increase in financing cash use was primarily due our stock repurchase program. During the six months ended June 30, 2008, we used approximately $20.8 million in repurchasing our common stock via a modified Dutch Auction tender offer, as more fully described in Footnote 9 to the financial statements, compared to no such expenditures during the same period in the prior year.

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

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our cash equivalents, short-term and any long-term investments. We had no derivative financial instruments as of June 30, 2008 or December 31, 2007. We invest our excess cash in debt and equity instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and six months ended June 30, 2008, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Our interest rate risk relates primarily to our investment portfolio, which consisted of approximately $9.4 million in cash equivalents and approximately $21.1 million in short-term investments as of June 30, 2008. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended June 30, 2008 and the year ended December 31, 2007 close process, there were one and two significant deficiencies respectively identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies.

Limitations on the Effectiveness of Controls

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

PART II

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in June 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until June 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until June 30, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to June 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed the collective amount of approximately $15 thousand. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at June 30, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of search advertisements accounted for substantially all of our revenues for the three months ended June 30, 2008. Our success depends upon advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one customer representing 16% and one customer representing 12% of overall revenue for the three months ended June 30, 2008. If we are unable to generate significant revenue from our online listings advertising business, or if market conditions adversely affect the use or distribution of online listings advertisements generally, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate paid clicks; if we are unable to maintain or expand this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with three largest distribution network partners in total accounting for approximately 37% of our revenue for the three months ended June 30, 2008. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We rely on our AdCenter for Publisher customers to generate paid clicks; if we are unable to maintain these relationships or add additional customers, our ability to generate revenue may be seriously harmed

The success of our Company depends on our ability to sign and maintain license and revenue share arrangements with our AdCenter for Publisher customers. We may be unable to maintain or add AdCenter for Publisher customers that generate a satisfactory volume of paid clicks at reasonable revenue-sharing rates, or at all. Our overall revenue is concentrated, with one

AdCenter for Publisher customer accounting for approximately 83% of our Publisher Solutions revenues and 8% of our overall revenues for the three months ended June 30, 2008. If we lose this AdCenter for Publisher customer, we would need to find alternative sources of revenue to replace the lost revenue share on paid clicks. Other publishers who become our customers may not be available at reasonable revenue share rates, they will likely be subject to competition from various other online advertising service providers, and they may have smaller audiences or viewers that respond less to online advertisements. If we are unable to maintain or generate new AdCenter for Publisher arrangements, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net income of approximately $0.1 million for the three months ended June 30, 2008 and as of June 30, 2008 our accumulated deficit was approximately $214.7 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our advertisers spend on our ad network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, which is the rate at which paid listings are matched against search queries, due to various factors. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by advertisers, changes in the composition of our distribution network or other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The online advertising industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our Advertising Network and our AdCenter for Publishers’ ad networks. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

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

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities expand our service offerings, and extend the operating scale of our businesses. Acquisitions may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future or past acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our September 2007 restructuring has placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. For example, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in June 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. Our Chief Executive Officer joined us in that role in August 2007 and our two General Managers, who have responsibility for our Ad Network and Publisher Solutions, joined us in April 2007. Other members of management have also joined us in the last year, and the management team as a whole has had only a limited time to work together. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to receive and analyze advertisements, campaigns and budgets, match search queries to advertising, analyze webpage information to match advertising to relevant content, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our website or the websites of our distribution network partners:

•	customization of our matching algorithms and ad serving technologies,

•	substantial increases in the number of queries to our database,

•	substantial increases in the number of searches in our advertising databases, or

•	the addition of new products or new features or changes to our products.

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

If we fail to prevent, detect and remove invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer

Invalid clicks, most often due to “click fraud”, are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our paid listings. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. We invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. For example, in March 2005 the Company was served with the second amended complaint in a class action lawsuit (Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the advertisers. This could lead the advertisers to become dissatisfied with our products, which could lead to loss of advertisers and revenue and could materially and adversely affect our financial results.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a claim or determination that we infringe third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims or determinations, which could increase our costs in defending such claims and our damages. For example, in November of 2007, we received a request for indemnification from one publisher customer relating to a patent infringement suit filed against it. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or our publisher customers’ advertisers or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we or our publishers’ customers can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet. In 2007, the Federal Trade Commission proposed new regulations relating to online behavioral targeting. Moreover, as we enter into foreign markets, we may become subject to additional regulation and legislation. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

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

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results

A fundamental requirement for online commerce and communications is the secure storage and transmission of confidential information over public networks. Although we have developed and use systems and processes that are designed to protect customer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our customers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

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

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including without limitation:

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

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2008, we held our annual stockholder meeting. At the meeting, a quorum of our stockholders considered a proposal to re-elect Edward F. West and Timothy J. Wright to the Board of Directors. The following votes were cast by stockholders (in whole shares):

Director	For	Withheld	Abstain
Edward F. West	11,327,896	1,041,621	N/A
Timothy J. Wright	11,050,506	1,319,011	N/A

Directors Jean-Yves Dexmier, Mark Sanders, Teresa Dial and Anthony Castagna continued their terms thereafter.

At the same meeting, the stockholders also considered a proposal to ratify the Company’s Preferred Shares Rights Agreement (the “Rights Agreement”). The following votes were cast by stockholders (in whole shares):

For	Against	Abstain
1,677,076	5,067,978	5,682

Subsequently, on July 9, 2008 the Board determined that the Rights Agreement was no longer in the best interests of stockholders and terminated the Rights Agreement.

At the same meeting, the stockholders also considered a proposal to ratify the Board’s selection of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The following votes were cast by stockholders (in whole shares):

For	Against	Abstain
12,321,430	35,137	12,950

At the same meeting, the stockholders also considered a proposal to transact any other business that may properly come before the annual meeting and any adjournment or postponement thereof. The following votes were cast by stockholders (in whole shares):

For	Against	Abstain
6,812,965	5,552,733	33,819

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD. Dated: August 11, 2008

By:	/s/ R. BRIAN GIBSON
R. Brian Gibson, Principal Accounting Officer and Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.4	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	WiseNut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and June 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.13	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

Exhibit Number	Description of Document
10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated June 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33‡	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36‡	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

Exhibit Number	Description of Document
10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective June 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.58	Amendment to employment offer letter between the Registrant and its Chief Executive Officer dated June 21, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.