Form 10-Q
period 2008-09-30
LOOKSMART LTD
filed 2008-11-07
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 17,040,259 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,824	$35,743
Short-term investments	17,148	20,464

Total cash, cash equivalents and short-term investments	28,972	56,207
Trade accounts receivable, net	9,935	5,183
Prepaid expenses	778	638
Other current assets	411	1,628

Total current assets	40,096	63,656
Long-term investments	1,017	—
Property and equipment, net	3,228	3,401
Capitalized software and other assets, net	2,242	2,693
Intangible assets, net	306	247
Goodwill	9,810	10,296
Assets held for sale	1,010	—

Total assets	$57,709	$80,293

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,915	$3,407
Accrued expenses and other accrued liabilities	6,035	8,437
Deferred revenue and customer deposits	1,657	1,596
Current portion of long-term liabilities	1,939	1,621

Total current liabilities	13,546	15,061
Long-term debt and capital lease obligations, net of current portion	1,414	770
Lease restructuring and other long-term liabilities, net of current portion	533	1,507

Total liabilities	15,493	17,338
Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at September 30, 2008 and December 31, 2007; Issued and Outstanding: none at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; Authorized: 200,000 at September 30, 2008 and December 31, 2007; Issued and Outstanding: 17,040 and 22,925 at September 30, 2008 and December 31, 2007, respectively	17	23
Additional paid-in capital	258,750	276,964
Other comprehensive income (loss)	(122)	12
Accumulated deficit	(216,429)	(214,044)

Total stockholders’ equity	42,216	62,955

Total liabilities and stockholders’ equity	$57,709	$80,293

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$15,423	$11,287	$50,059	$36,703
Cost of revenues	9,239	6,298	29,715	20,371

Gross profit	6,184	4,989	20,344	16,332
Operating expenses:
Sales and marketing	2,471	1,880	6,681	6,232
Product development	2,865	3,076	8,603	9,114
General and administrative	2,599	3,197	7,833	9,110
Restructuring charges, net	211	224	76	224

Total operating expenses	8,146	8,377	23,193	24,680

Loss from operations	(1,962)	(3,388)	(2,849)	(8,348)
Non-operating income, net	239	489	919	1,522

Loss from continuing operations before income taxes	(1,723)	(2,899)	(1,930)	(6,826)
Income tax expense (benefit)	(7)	—	7	6

Loss from continuing operations	(1,716)	(2,899)	(1,937)	(6,832)
Loss from discontinued operations, net of tax	(5)	(1,420)	(448)	(2,980)

Net loss	$(1,721)	$(4,319)	$(2,385)	$(9,812)

Net income (loss) per share - Basic and Diluted
Loss from continuing operations	$(0.10)	$(0.13)	$(0.10)	$(0.30)
Loss from discontinued operations, net of tax	—	(0.06)	(0.03)	(0.13)

Net loss per share	$(0.10)	$(0.19)	$(0.13)	$(0.43)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,056	22,913	18,251	22,899

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,385)	$(9,812)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,467	3,836
Share-based compensation	2,290	1,735
Restructuring charge	76	224
Impairment charges	381	1,645
Gain from sale of assets and other non-cash charges	(594)	(537)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,625)	284
Prepaid expenses and other assets	36	(213)
Trade accounts payable	508	(61)
Accrued expenses and other current liabilities	(2,520)	1,190
Other long-term liabilities	(935)	(659)
Deferred revenue and customer deposits	61	(514)

Net cash used in operating activities	(5,240)	(2,882)

Cash flows from investing activities:
Purchase of short-term investments	(29,171)	(25,096)
Proceeds from sale of short-term investments	32,359	14,908
Purchase of long-term investments	(1,017)	—
Payments for property, equipment and capitalized software development	(1,233)	(1,620)
Purchase of intangible assets	(280)	—
Proceeds from sale of certain consumer assets	1,245	—
Proceeds from contingent purchase consideration of certain consumer assets	415	—
Distributions from joint venture	—	434

Net cash provided by (used in) investing activities	2,318	(11,374)

Cash flows from financing activities:
Principal payments under notes and capital lease obligations	(405)	(96)
Proceeds from the sale and leaseback of equipment	—	211
Proceeds from issuance of common stock	184	161
Payments for repurchase of common stock	(20,776)	—

Net cash provided by (used in) financing activities	(20,997)	276

Decrease in cash and cash equivalents	(23,919)	(13,980)
Cash and cash equivalents, beginning of period	35,743	32,901

Cash and cash equivalents, end of period	$11,824	$18,921

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$1,463	$173
Reclass of property and equipment, capitalized software, and intangible assets related to certain consumer assets to assets held for sale, net	$1,010	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

LookSmart is a search advertising network solutions company that provides relevant solutions for search advertisers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (“AdCenter”). The Company’s search advertising distribution network (“Advertising Networks”) includes publishers and search partners in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007, the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal, and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008 the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) as “assets held for sale.” The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Footnotes 3, 5 and 6 for further details. At September 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets, and owns and operates Furl.

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended September 30, 2008 are not necessarily indicative of results to be expected for the full year.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2008 and December 31, 2007, we placed our investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The fair value of these investments is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	September 30, 2008	December 31, 2007
Company 1	33%	22%
Company 2	16%	* *
Company 3	* *	21%

**	Less than 10%

As of September 30, 2008 there was no deterioration in the Company’s accounts receivables.

The Company collected approximately $2.0 million of the accounts receivable balance due from Company 1 in the first day after quarter end reducing the outstanding balance to approximately 16% of gross accounts receivables.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the vendors that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Distribution Partner 1	11%	*	*	10%	*	*
Distribution Partner 2	11%	15%		12%	11%
Distribution Partner 3	11%	*	*	* *	*	*
Distribution Partner 4	11%	*	*	13%	*	*
Distribution Partner 5	11%	*	*	10%	*	*
Distribution Partner 6	10%	*	*	10%	*	*
Distribution Partner 7	* *	16%		* *	19%

**	Less than 10%

Revenue Concentrations

The United States and Canada accounted for 85% and 10%, respectively, of gross revenue for the three months ended September 20, 2008. The United States was the only country which accounted for more than 10% of gross revenue, at 87%, for the nine months ended September 30, 2008.

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Advertising Networks	90%	88%	91%	89%
Publisher Solutions	10%	12%	9%	11%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Company 1	* *	14%	12%	13%
Company 2	19%	14%	14%	11%
Company 3	13%	* *	* *	* *

**	Less than 10%

For the three and nine months ended September 30, 2008, one publisher customer represented 92% and 87%, respectively, of Publisher Solutions revenue as compared to 82% and 83%, respectively, for the same periods in 2007. This customer accounted for 19%, 14%, 14% and 11% of total revenue for the three and nine months ended September 30, 2008 and 2007, respectively.

Share-Based Compensation

Share-based compensation expense recognized under SFAS 123R, Share-Based Payment, for the three and nine months ended September 30, 2008 was approximately $0.7 million and $2.4 million, respectively, and approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2007, respectively, which was related to stock options and employee stock purchases. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the beginning of each fiscal year, based on historical rates, and reviewed on a periodic basis. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 became effective for the Company on January 1, 2008.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on January 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Earlier adoption is prohibited. We are currently reviewing the provisions of SFAS 160 to determine the impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. We are currently reviewing the provisions of FSP FAS 142-3 to determine the impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

2. Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

Level 1	Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market funds	$8,482	$8,482	$—	$—
Commercial paper	998	—	998	—

	9,480	8,482	998	—
Short-term investments:
Corporate bonds	6,288	—	6,288	—
Zero Coupon Municipal Bonds - California	974	—	974	—
Commercial paper	3,686	—	3,686	—
U.S. government debt securities	1,200	—	1,200	—
Certificates of deposit	5,000	—	5,000	—

	17,148	—	17,148	—
Long-term investments:
Corporate bonds	1,017	—	1,017	—

Total assets measured at fair value	$27,645	$8,482	$19,163	$—

The fair value of our available-for-sale securities in an unrealized loss position was approximately $9.3 million, with an unrealized loss of approximately $0.1 million. All of the securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold these securities until the market values recover or the securities mature and has concluded that for those securities in an unrealized loss position, no other-than-temporary loss exists at September 30, 2008. As of September 30, 2008, the Company did not hold auction rate securities or collateralized debt obligations.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

The Company utilizes a pricing service to estimate fair value measurements of its fixed maturities investments. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

The fair value estimates of the Company’s fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than money market securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of money market securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

3. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its foreign legal entities, and reclassified its financial statements to reflect these foreign entity expenses as discontinued.

During the three and nine months ended September 30, 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. During the three months ended September 30, 2007 the Company recorded the reversal of the cumulative translation adjustment of approximately $0.5 million. For the three and nine months ended September 30, 2007, the gain related to the liquidation of the Company’s foreign legal entities was approximately $0.5 million and $0.4 million, respectively. The Company expects to complete the dissolution of these entities in the fourth quarter of 2008.

Consumer Products

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities and has reclassified its financial statements to reflect these consumer activities as discontinued.

During 2007, the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal, and completed the shutdown of the Wisenut website and search functionality.

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

In the second quarter of 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names for proceeds of approximately $0.2 million and realized approximately $0.2 million as a gain on sale of assets that is included in discontinued operations. The proceeds from the sale were collected in July 2008.

At September 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets, and owns and operates Furl.

The following table reflects revenue, gross profit, operating expenses, pre-tax loss from discontinued operations and gain (loss) on disposal of discontinued operations for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$26	$1,342	$78	$3,776

Gross profit	$18	$579	$49	$1,246
Product development expenses	162	838	682	2,856
General and administrative expenses	5	56	40	140
Impairment charges	—	1,645	381	1,645
Non-operating income, net	—	516	9	516

Pretax net loss (excluding gain on disposal)	(149)	(1,444)	(1,045)	(2,879)
Gain (loss) on disposal	144	24	597	(101)

Net loss from discontinued operations, net of tax	$(5)	$(1,420)	$(448)	$(2,980)

At September 30, 2008, certain assets relating to Furl have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet as follows (in thousands):

September 30, 2008
Property and equipment, net	$70
Capitalized software, net	586
Goodwill	257
Intangibles, net	97

Total assets held for sale	$1,010

Assets held for sale under the guidance of SFAS 144 are subject to periodic review. During the second quarter of 2008, management estimated that a goodwill impairment of approximately $0.4 million existed pursuant to an interim preliminary goodwill impairment assessment. The estimate was based on recent precedent transactions in the social networking technology industry, adjusted for the current market for this type of asset and the status of the sales process. During the third quarter of 2008, management concluded that no adjustment to the approximate $0.4 million impairment recorded in the second quarter was warranted, however, management did conclude the impairment should be allocated among the individual assets held for sale. As such, approximately $0.2 million of the impairment previously attributed to goodwill in the second quarter of 2008 has been attributed to capitalized software.

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Escrow agreement assets	$—	$1,025
Other current assets	411	603

Total	$411	$1,628

Escrow agreement assets relate to monies held in escrow in relation to the sale of certain assets associated with the consumer products activities, which were collected in May 2008.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Computer equipment	$15,835	$15,187
Furniture and fixtures	1,151	1,126
Software	3,771	3,771
Leasehold improvements	2,901	2,736

Total	23,658	22,820
Less accumulated depreciation and amortization	(20,430)	(19,419)

Property and equipment, net	$3,228	$3,401

Depreciation expense on property and equipment for the three and nine months ended September 30, 2008, including property and equipment under capital lease, was approximately $0.6 million and $1.7 million, respectively. Depreciation expense on property and equipment for the three and nine months ended September 30, 2007 was approximately $0.6 million and $1.9 million, respectively. Equipment under capital lease amounted to approximately $2.5 million as of September 30, 2008 and approximately $1.1 million as of December 31, 2007. Depreciation expense on equipment under capital lease was approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2008 and was not significant for the three and nine months ended September 30, 2007. Additionally, accumulated depreciation on equipment under capital lease was approximately $0.5 million as of September 30, 2008 and $0.1 million as of December 31, 2007.

As of September 30, 2008, certain property and equipment and capitalized software relating to Furl have been accounted for as “assets held for sale,” and have been classified as such on the Company’s Unaudited Consolidated Balance Sheet. During the third quarter of 2008, management concluded that capitalized software was impaired approximately $0.2 million as described in Notes 3 and 6. Property and equipment and capitalized software classified as “assets held for sale” consisted of the following (in thousands):

September 30, 2008
Computer equipment	$387
Accumulated depreciation	(317)

Property and equipment, net	$70

Capitalized software	$1,025
Accumulated depreciation	(286)
Impairment	(153)

Capitalized software, net	$586

6. Goodwill and Intangible Assets

The Company’s intangible assets consist primarily of purchased technology and have estimated useful lives of two to seven years. Goodwill and intangible assets are as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$9,810	$10,296

Intangible assets:
Purchased technology	$358	$964
Less accumulated amortization	(52)	(885)

Net purchase technology	306	79

Trade names	—	1,062
Less accumulated amortization	—	(894)

Net trade names	—	168

Other intangibles	—	930
Less accumulated amortization	—	(930)

Net other intangibles	—	—

Intangible assets, net	$306	$247

Intangible asset amortization expense was not significant for the three and nine months ended September 30, 2008, and approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, and was recorded primarily in product development expense.

As a result of classifying revenue and expenses generated by various related websites and assets associated with the consumer products activities as discontinued operations, amortization expense of intangibles related to those consumer assets has been reclassified to discontinued operations for the 2008 and 2007, respectively.

For the purpose of assessing goodwill impairment, the Company regularly reviews the impact of any changes to its business. In the first quarter of 2008, the Company classified Furl assets as “assets held for sale.” Approximately $0.5 million of goodwill was assigned to the Furl assets based on the estimated relative fair value of the assets and was classified as “assets held for sale.” During the second quarter of 2008, management estimated that the goodwill assigned to Furl was impaired based on a preliminary analysis of goodwill impairment performed due to the existence of indicators of impairment. During the third quarter of 2008, management concluded that no adjustment to the approximate $0.4 million impairment recorded in the second quarter was warranted, however, management did conclude the impairment should be allocated among the individual assets held for sale. As such, approximately $0.2 million of the impairment previously attributed to goodwill in the second quarter of 2008 has been attributed to capitalized software.

At September 30, 2008 certain net intangible assets relating to Furl have been accounted for as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

September 30, 2008
Goodwill	$257

Purchased technology	$886
Trade name	1,062
Other intangibles	930
Accumulated amortization	(2,781)

Intangible assets, net	$97

7. Accrued Expenses and Other Accrued Liabilities

Accrued expenses and other accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued compensation and related expenses	$1,140	$2,015
Accrued distribution and partner costs	2,967	3,541
Accrued professional services	1,500	1,921
Other	428	960

Total accrued expenses and other current liabilities	$6,035	$8,437

8. Restructuring Charges

During the third quarter of 2008, the Company took actions aimed at further streamlining and focusing the organization on its search advertising business. As a result of the reorganization, the Company incurred charges of approximately $0.2 million with the termination of five employees. All liabilities associated with this action are expected to be paid during the fourth quarter of 2008.

9. Lease Restructuring and Other Long-Term Liabilities

Lease restructuring and other long-term liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Lease restructuring	$1,449	$2,498
Sublease deposits	244	265

Total restructuring and other long-term liabilities	1,693	2,763
Less: current portion	(1,160)	(1,256)

Lease restructuring and other long term liabilities, net of current portion	$533	$1,507

Lease Restructuring

During 2003, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities.

As of September 30, 2008 and December 31, 2007, the lease restructuring liability was approximately $1.7 million and $2.8 million, respectively. Of this amount, approximately $1.2 million was included in the current portion of lease restructuring and other long-term liabilities as of September 30, 2008 and approximately $1.3 million was included in the current portion of lease restructuring and other long-term liabilities as of December 31, 2007.

In the second quarter of 2008 the Company subleased approximately 6,500 square feet for which the Company previously took a restructuring charge in 2004. The additional sublease resulted in a reduction of approximately $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit. The Company does not currently expect to incur significant further lease restructuring charges or receive additional benefits related to closing redundant leased facilities in 2008 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the period ended September 30, 2008 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2007	$2,763
Amounts paid and charged against the liability	(335)

Balance at March 31, 2008	2,428
Amounts paid and charged against the liability	(307)
Lease restructuring credit	(135)

Balance at June 30, 2008	1,986
Amounts paid and charged against the liability	(293)

Balance at September 30, 2008	$1,693

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Note payable	$79	$126
Capital lease obligations	2,114	1,009

Total long-term debt and capital lease obligations	2,193	1,135
Less: current portion	(779)	(365)

Long-term debt and capital lease obligations, net of current portion	$1,414	$770

Capital Leases

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an amount of up to $5.0 million for the purchase of computer equipment. This lease line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum. As of March 31, 2008, the Company had drawn down approximately $1.5 million from the available $5.0 million lease line of credit.

On April 1, 2008 the Company renewed its master equipment lease agreement with CNB for an amount of up to $3.5 million for the purchase of technical equipment. The renewed lease line of credit expires on December 30, 2008. Interest on the capital lease is calculated using an interest rate of 6.40% per annum. As of September 30, 2008, the Company had drawn down approximately $1.1 million from the renewed $3.5 million lease line of credit.

11. Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancellable operating lease that expires in the fourth quarter of 2009, certain of which space is sublet under cancellable and non-cancellable subleases.

As of September 30, 2008, future minimum payments under the note payable, all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Note Payable	Capital Leases	Operating Leases	Minimum Sublease Rental Income	Total
Three months ending December 31, 2008	$19	$206	$1,192	$(688)	$729
Fiscal years ending December 31:
2009	66	825	4,412	(2,447)	2,856
2010	—	788	—	—	788
2011	—	457	—	—	457
2012	—	39	—	—	39

Total minimum payments	85	2,315	$5,604	$(3,135)	$4,869

Less: amount representing interest	(6)	(201)

Present value of net minimum payments	79	2,114
Less: current portion	(67)	(712)

Long-term portion of note payable and capital lease obligations	$12	$1,402

The Company has outstanding standby letters of credit (“SBLC”) related to security of its building lease and security for payroll processing services of approximately $1.1 million at September 30, 2008. The SBLC contains two financial covenants. As of September 30, 2008, the Company was in compliance with both financial covenants.

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

On September 4, 2008, the Company agreed to indemnify one of its Publisher Solutions customers pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a Complaint, which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC Search & Media and others, alleges that the Company’s AdCenter for Publisher violates the plaintiff’s patent and seeks injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas. The Company intends to defend this matter vigorously. However, since the dispute is at an early stage, the Company cannot predict the outcome of the dispute.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until September 30, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at September 30, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement.

12. Stockholders’ Equity

Common Stock

On February 13, 2008, the Company repurchased approximately 5.2 million of its shares via a modified Dutch Auction tender offer (“Offer”) at $3.40 per share for a total cost of approximately $17.9 million. The common stock accepted for purchase represented approximately 22.5% of our common stock issued and outstanding as of February 13, 2008. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the Offer.

On February 26, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to $5.0 million of its outstanding common stock may be repurchased through December 31, 2008. Under the program, the Company may purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate considerations, and will be made in compliance with applicable federal and state securities laws and regulations. The Company intends to finance any such stock repurchases from its existing cash, cash equivalents, and short-term investments balances. The stock repurchase program may be suspended or discontinued at any time.

On February 29, 2008, the Company agreed to purchase approximately 0.8 million shares at an average price of $3.51 per share, for a total price of approximately $2.8 million, as part of the repurchase program authorized on February 26, 2008. This trade settled on March 5, 2008. On April 10, 2008, the Company canceled the approximately 0.8 million shares, and returned the shares to the status of authorized but unissued stock which is available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors.

Stock Option Plans

In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media, Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired Wisenut, Inc. and assumed all the stock options outstanding under the Wisenut, Inc. 1999 Stock Incentive Plan (the “Wisenut Plan”). On September 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). The Company has reserved approximately 5.8 million and 8.3 million shares of common stock for issuance under its stock option plans at September 30, 2008 and 2007, respectively. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. For more information regarding these transactions, see the Company’s filings with the Securities and Exchange Commission on Form 8-K.

As of September 30, 2008, approximately 4.4 million stock options were outstanding and approximately 1.3 million shares remained available for grant under the Company’s plans.

Employee Stock Purchase Plan

In July 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (the “ESPP Plan”). At September 30, 2008, a total of approximately 0.5 million shares of common stock were reserved for issuance under the ESPP Plan, plus annual increases at the Board’s discretion effective on January 1 of each year, beginning in 2000. As of September 30, 2008, approximately 0.5 million shares have been issued under the ESPP Plan and approximately 0.1 million shares remain available for issuance.

Share-Based Compensation

The Company accounts for employee stock options under SFAS 123R and its related interpretations. For the three and nine months ended September 30, 2008, the Company recorded share-based compensation of approximately $0.7 million and $2.4 million, respectively, and approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2007.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

•	Volatility: The volatility factor was based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

•

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term of the share-based awards.

•

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

•

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends, and does not expect to issue dividends in the foreseeable future.

•	Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs.

The weighted average grant-date fair value of options granted in the three and nine months ended September 30, 2008 was $1.93 and $2.20 per share, respectively, and $1.87 and $2.38 per share for the three and nine months ended September 30, 2007, respectively.

The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2008 and 2007 was not significant. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options. Total unrecognized share-based compensation expense was approximately $4.1 million as of September 30, 2008, and the weighted average period over which it is expected to be recognized is 2.5 years.

Stock option activity under the plans during the periods indicated is as follows (in thousands except per share data):

	Outstanding Options Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	4,341	$4.65
Granted	927	3.55
Exercised	(6)	2.71
Expired/forfeited	(490)	4.10

Balance at March 31, 2008	4,772	4.50
Granted	26	4.06
Exercised	(37)	3.17
Expired/forfeited	(121)	4.41

Balance at June 30, 2008	4,640	4.51
Granted	233	3.17
Exercised	(3)	2.69
Expired/forfeited	(422)	3.95

Balance at September 30, 2008	4,448	$4.49

The following table summarizes information about stock options outstanding at September 30, 2008 (in thousands except per share data):

		Outstanding				Exercisable
Range of Exercise Prices		Number Outstanding as of September 30, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.27	$ 3.19	747	7.63	$2.91	$1	469	$2.92	$—
$ 3.20	$ 3.20	1,140	8.73	$3.20	—	273	$3.20	—
$ 3.21	$ 4.32	1,134	8.65	$3.72	—	691	$3.71	—
$ 4.33	$ 20.55	1,427	4.77	$6.96	—	1,115	$7.64	—

$ 2.27	$ 20.55	4,448	7.26	$4.49	$1	2,548	$5.23	$—

Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2008 of $2.55 per share, which would have been received by option holders had all option holders exercised their options on that date.

As of September 30, 2008, the number of vested shares and unvested shares that were expected to vest was approximately 4.0 million, with a weighted-average exercise price of $4.59 per share, a weighted-average remaining contractual life of 7.3 years, and an aggregate intrinsic value of an immaterial amount.

As of September 30, 2007 there were approximately 3.4 million options outstanding and approximately 1.7 million options exercisable.

13. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(1,721)	$(4,319)	$(2,385)	$(9,812)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on securities, net	(118)	15	(134)	12
Change in translation adjustment	—	516	—	516

Comprehensive loss	$(1,839)	$(3,788)	$(2,519)	$(9,284)

14. Related Party Transactions

The Company compensated one of its board members, Jean-Yves Dexmier, fees totaling approximately $0.1 million in connection with his board services for the Company and in connection with a Board Services Agreement whereby Mr. Dexmier provided additional board services to the Company.

15. Subsequent Events

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system has resulted in substantial volatility in the financial markets and the banking system. These and other economic events may have an adverse impact on the Company’s investments. We have continued to monitor this subsequent event activity and have concluded that our assessment of other-than-temporary impairment as of September 30, 2008 has not changed.

Subsequent to September 30, 2008, the Company’s market capitalization dropped below its net book value. That condition has not been sustained for an extended period of time and has been significantly impacted by extreme volatility in the United States and global equity markets. The Company’s annual assessment of the carrying value of goodwill may be impacted if the decline in the Company’s market capitalization is sustained.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow sources of revenue other than our search advertising revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Business Overview

LookSmart is a search advertising network solutions company that provides relevant solutions for search advertisers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (“AdCenter”). The Company’s extensive search advertising distribution network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 90% and 88% of total revenues in the quarters ended September 30, 2008, and 2007, respectively.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering has provided 10%, and 12% of total revenues in the quarters ended September 30, 2008, and 2007, respectively.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007 the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008 Furl assets have been accounted for under the guidance of Statement of

Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) as “assets held for sale.” The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations included in this filing. See Notes 3, 5 and 6 for further details. At September 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets, and owns and operates Furl.

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

Investments

We account for investments in securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

We invest our excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value in accordance with SFAS 157, Fair Value Measures (“SFAS 157”).

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses upon sale of investments using the specific identification method.

Revenue Recognition

Our online search advertising revenue is primarily composed of per-click fees that we charge customers. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes revenue share from licensing of private-labeled versions of our products.

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

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publishers’ customer’s monthly revenue generated through the AdCenter application; upfront fees; and other license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Allowance for Doubtful Accounts

Determining collectability of accounts receivable requires significant judgment on the part of management and includes performing initial and ongoing credit evaluations of customers. We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables. We will record a reduction of our allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than we anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty for Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).

Internal Use Software Development Costs

We account for internal use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, we have capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to the internal use computer software project.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

Restructuring Charges, net

We have recorded a restructuring accrual related to closing certain leased facilities in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Management’s judgment is required in estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Share-Based Compensation

We account for share-based compensation costs in accordance with SFAS 123R, Share-Based Payment, which revised SFAS 123, Accounting for Share-based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2008

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.9%	55.8%	59.4%	55.5%

Gross profit	40.1%	44.2%	40.6%	44.5%
Operating expenses:
Sales and marketing	16.0%	16.7%	13.3%	17.0%
Product development	18.5%	27.2%	17.2%	24.8%
General and administrative	16.9%	28.3%	15.6%	24.8%
Restructuring costs	1.4%	2.0%	0.2%	0.6%

Total operating expenses	52.8%	74.2%	46.3%	67.2%
Loss from operations	(12.7%)	(30.0%)	(5.7%)	(22.7%)
Non-operating income, net	1.5%	4.3%	1.8%	4.1%

Loss from continuing operations before income taxes	(11.2%)	(25.7%)	(3.9%)	(18.6%)
Income tax expense (credit)	0.0%	0.0%	0.0%	0.0%

Loss from continuing operations	(11.2%)	(25.7%)	(3.9%)	(18.6%)
Loss from discontinued operations, net of tax	0.0%	(12.6%)	(0.9%)	(8.1%)

Net loss	(11.2%)	(38.3%)	(4.8%)	(26.7%)

Revenues

Revenues are derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions.

The Company recognized approximately $15.4 and $50.0 million of total revenue during the three and nine months ended September 30, 2008, respectively, up 37% and 36%, respectively, from the approximate $11.3 million and $36.7 million recognized during the three and nine months ended September 30, 2007, respectively. The approximate $4.1 million and $13.3 million increases in total revenue for the three and nine months ending September 30, 2008 as compared to the comparable periods of 2007 was primarily driven by increasing paid clicks.

For the three and nine months ended September 30, 2008, IAC Search and Media (“IAC”) represented approximately $1.4 million and $4.0 million, or 92% and 87%, respectively, of the Publisher Solutions revenue. Our contract with IAC expires December 31, 2009. IAC is currently soliciting bids for a new contract.

In August 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of various related websites and assets associated those activities. In March 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. In 2008, the results of operations to be disposed of and previously disposed assets, including related gains (losses), have been classified as discontinued operations.

Total revenues, and revenues from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Online advertising revenues:
Advertiser Networks	$13,901	$9,968	39%	$45,441	$32,805	39%
Publisher Solutions	1,522	1,319	15%	4,618	3,898	18%

Total revenues	$15,423	$11,287	37%	$50,059	$36,703	36%

We recognized approximately $13.9 million and $45.4 million of Advertiser Networks revenue during the three and nine months ended September 30, 2008, respectively; both up 39% from the approximate $10.0 million and $32.8 million recognized during the three and nine months ended September 30, 2007, respectively. Revenues from Advertiser Networks increased in the third quarter of 2008 by approximately $3.9 million and in the first nine months of 2008 by approximately $12.6 million compared to the same periods in 2007 primarily as a result of an increase in revenue from new advertising customers, up-selling on existing large advertisers, an increase in the volume of total paid clicks as a result of increase in advertisers, improvements in quality of our platform, performance optimization and better match rate. Total paid clicks totaled approximately 184 million for the third quarter of 2008, as compared to approximately 83 million for the third quarter of 2007, an increase of 122%, with average RPC decreasing to $0.08 from $0.12. Total paid clicks totaled approximately 531 million for the nine months ended September 30, 2008, as compared to approximately 297 million for the comparable period of 2007, an increase of 79%, with average RPC decreasing to $0.09 from $0.11. The decreased 2008 PRC as compared to 2007 is primarily a result of shifts in the mix of direct and intermediary sales channels.

We recognized approximately $1.5 million of Publisher Solutions revenue during the three months ended September 30, 2008, a 15% increase from the approximate $1.3 million recognized during the three months ended September 30, 2007. During the nine months ended September 30, 2008, we recognized approximately $4.6 million of Publisher Solutions revenue during the nine months ended September 30, 2008, up 18%, or approximately $0.7 million, from the approximate $3.9 million recognized in the same period of the prior year. Publisher Solutions revenue increases for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 are attributed to increases by one significant publisher customer partially offset by reduced revenue from other publishers.

Revenue amounts reflect the reclassification of insignificant amounts in 2008, and approximately $1.3 million and $3.8 million of revenue of various related websites and assets associated with the consumer products activities to discontinued operations for the three and nine months ended September 30, 2007, respectively. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further details.

Cost of Revenues and Gross Margin

Cost of revenues, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Traffic acquisition costs	$8,688	$5,873	48%	$28,143	$19,266	46%
Other costs	551	425	30%	1,572	1,105	42%

Total cost of revenues	$9,239	$6,298	47%	$29,715	$20,371	46%

Total cost of revenues as percentage of total revenue	59.9%	55.8%		59.4%	55.5%
Traffic acquisition costs as percentage of online advertising revenue	62.5%	58.9%		61.9%	58.7%

Our total cost of revenue during the three months ended September 30, 2008 was approximately $9.2 million, up approximately $2.9 million, or 47% from the approximate $6.3 million in the three months ended September 30, 2007. Total cost of revenue for the nine months ended September 30, 2008 was approximately $29.7 million, up approximately $9.3 million, or 46% from the approximate $20.4 million in the nine months ended September 30, 2007.

Total cost of revenue amounts reflect the reclassification of insignificant amounts in 2008, and $0.8 million and $2.5 million of various related websites and assets associated with the consumer products activities to discontinued operations for the three and nine months ended September 30, 2007, respectively. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further details.

Our TAC during the three months ended September 30, 2008 were approximately $8.7 million, up approximately $2.8 million, or 48% from the approximate $5.9 million in the three months ended September 30, 2007. TAC for the first nine months of 2008 was approximately $28.1 million, up 46%, or approximately $8.9 million, from the approximate $19.3 million in first nine months of 2007. TAC increased in both comparable periods primarily due to higher paid click volumes, rising industry demands for quality search queries and a deliberate operating decision to improve traffic quality by allowing higher TAC in order to drive top-line advertising revenues and bottom-line profit contribution in the Advertiser Network.

Our other costs of revenue during the three months ended September 30, 2008 was approximately $0.6 million, up approximately $0.1 million, or 30%, from the approximate $0.4 million in the three months ended September 30, 2007. For the first nine months of 2008 other costs of revenue expense were approximately $1.6 million, up 42%, or approximately $0.5 million, from the approximate $1.1 million in the first nine months of 2007. The increased other costs for both comparable periods was primarily due to higher line rental charges.

Gross margin of 40.1% in the third quarter of 2008 declined 4.1 percentage points from the 44.2% gross margin in the third quarter of 2007, with year-to-date gross margin of 40.6% down 3.9 percentage points from the 44.5% achieved in the first nine months of 2007 due to relatively higher TAC as discussed above.

Operating Expenses

Operating expenses consisting of sales and marketing, product development, general and administrative, and restructuring charges were as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Sales and marketing	$2,471	$1,880	31%	$6,681	$6,232	7%
Product development	2,865	3,076	(7%)	8,603	9,114	(6%)
General and administrative	2,599	3,197	(19%)	7,833	9,110	(14%)
Restructuring charges, net	211	224	(6%)	76	224	(66%)

Total operating expense	$8,146	$8,377	(3%)	$23,193	$24,680	(6%)

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Sales and marketing	$106	$52	104%	$322	$165	95%
Product development	197	143	38%	546	419	30%
General and administrative	408	415	(2%)	1,469	1,085	35%
Loss from discontinued operations	12	36	(67%)	35	136	(74%)

Total share-based compensation	723	646	12%	2,372	1,805	31%
Less amounts capitalized as software development costs	(28)	(17)	65%	(82)	(70)	17%

Total share-based compensation expense	$695	$629	10%	$2,290	$1,735	32%

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

Our sales and marketing expense during the three months ended September 30, 2008 was approximately $2.5 million, up 31% from the approximate $1.9 million in the three months ended September 30, 2007. Sales and marketing expenses in the third quarter of 2008 increased approximately $0.6 million compared to the third quarter of 2007 primarily due to development of our corporate rebranding efforts and our vertical management network strategy.

Our sales and marketing expense during the nine months ended September 30, 2008 was approximately $6.7 million, up 7% from approximately $6.2 million year-to-date in 2007. Sales and marketing expenses year-to-date increased approximately $0.4 million compared to the same nine month period in 2007, due to lower overall marketing spend partially offset by spending on our vertical managed network strategy.

Product Development

Product development costs include all costs related to the continued development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and amortization of intangible assets. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing and were as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Product development costs	$3,174	$3,180	(0%)	$9,562	$9,750	(2%)
Capitalized software development costs	(309)	(104)	197%	(959)	(636)	51%

Total product development expenses	$2,865	$3,076	(7%)	$8,603	$9,114	(6%)

Our product development expense during the three months ended September 30, 2008 was approximately $2.9 million, down 7% from approximately $3.1 million in the three months ended September 30, 2007. Product development expenses in the three months ended September 30, 2008 decreased approximately $0.2 million compared to the same period in 2007 primarily due to lower direct and temporary labor costs and increased capitalized software development cost partially offset by higher depreciation expense due to increased equipment purchases and capitalized software development costs.

Our product development expense during the nine months ended September 30, 2008 was approximately $8.6 million down 6% from approximately $9.1 million year-to-date in 2007. Product development expenses year-to-date decreased approximately $0.5 million compared to the same period in 2007 primarily due to lower direct and temporary labor costs, reduced facilities and increased capitalized software development cost. The cost reductions were partially offset by higher depreciation expense due to increased equipment purchases and capitalized software development costs.

Total product development costs reflect the reclassification of approximately $0.2 million and $0.7 million, and $0.8 million and $2.9 million of product development costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three and nine months ended September 30, 2008 and 2007, respectively. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further details.

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

Our general and administrative expense during the three months ended September 30, 2008 was approximately $2.6 million, down 19% from approximately $3.2 million in the three months ended September 30, 2007. General and administrative expenses in the third quarter of 2008 decreased approximately $0.6 million compared to the third quarter of 2007 primarily due to lower labor and bonus costs partially offset by additional legal expense.

Our general and administrative expense during the nine months ended September 30, 2008 was approximately $7.8 million, down 14% from approximately $9.1 million year-to-date in 2007. General and administrative expenses year-to-date decreased approximately $1.3 million compared to 2007, due to lower labor, bonus and facilities costs partially offset by higher share-based compensation expense.

Total general and administrative costs reflect the reclassification of insignificant amounts in 2008, and approximately $0.1 million and $0.1 million of general and administrative costs of various related websites and assets associated with the consumer products activities to discontinued operations for the three and nine months ended September 30, 2007, respectively. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further details.

Restructuring Charges, net

In the third quarter of 2008 we completed a reorganization to better align the Company’s resources and improve operating efficiencies. As such, we incurred approximately $0.2 million in pre-tax charges associated with the termination of five employees. All liabilities associated with the plan are expected to be paid during the fourth quarter of 2008.

During 2003, we vacated portions of our leased headquarter office facilities, and incurred lease restructuring costs related to these facilities. In the second quarter of 2008, we subleased approximately 6,500 square feet for which we previously took a restructuring charge. The additional sublease income resulted in a onetime reduction of approximately $0.1 million in the deferred rent liability with the offset as a reduction to restructuring costs.

In September 2007, we implemented a restructuring plan to streamline the business and eliminated 12 positions. Severance charges associated with the reduction in force were $0.2 million.

Loss from Operations (in thousands)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Loss from operations	$(1,962)	$(3,388)	(42%)	$(2,849)	$(8,348)	(66%)

Our loss from operations during the three months ended September 30, 2008 was approximately $2.0 million, down from losses of approximately $3.4 million in the three months ended September 30, 2007. For the nine months ended September 30, 2008, our losses from operations were approximately $2.8 million, down from losses of approximately $8.3 million in the nine months ended September 30, 2007. Loss from operations decreased approximately $1.4 million and $5.5 million, respectively, in the three and nine months of 2008 compared to 2007 due to the factors discussed above.

Non-Operating Income, net

Non-operating income (loss), net is primarily comprised of interest income and was as follows (in thousands).

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Non-operating income, net	$239	$489	(51%)	$919	$1,522	(40%)

Interest income decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to lower investment balances as the Company utilized its capital to repurchase its stock in the first quarter of 2008, a decrease in interest rates, and a change in the mix of its investment portfolio. During the first nine months of 2008, the Company repurchased a total of approximately 6.0 million shares of its common stock for a total cost of approximately $20.8 million. These shares represented 26.0% of the total shares outstanding as of December 31, 2007.

Income Tax Expense

The effective tax rate in upcoming quarters and for the year ended December 31, 2008 may vary due to a variety of factors, including, but not limited to being subject to Alternative Minimum Tax. For the purposes of calculating its estimated periodic tax obligations, we currently estimate our full-year 2008 tax rate to be insignificant. The effective tax rate for the year ended December 31, 2007 was 7.6%. The majority of the tax expense in 2007 was attributable to alternative minimum federal and state taxes. The realized effective tax rate in 2007 was primarily related to the gain on sale of FindArticles in the fourth quarter of 2007. Income tax expense (credit) was as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Income tax expense (credit)	$(7)	$—	0%	$7	$6	17%

Loss from Discontinued Operations, Net of Tax

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities. During 2007, the Company sold FindArticles, the assets relating to Grub, the websites associated with Zeal, and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the second quarter of 2008, Furl assets have been accounted for under the guidance of SFAS 144 as “assets held for sale,” and these, together with the various related websites and assets associated with the consumer products activities previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS No. 144. The results of operations of assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Loss from discontinued operations, net of tax, was as follows (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Loss from discontinued operations, net of tax	$(5)	$(1,420)	(100%)	$(448)	$(2,980)	(85%)

The following table reflects revenue, gross profit, operating expenses, pre-tax income (loss) from discontinued operations and gain (loss) on sale of discontinued operations for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$26	$1,342	$78	$3,776

Gross profit	$18	$579	$49	$1,246
Product development expenses	162	838	682	2,856
General and administrative expenses	5	56	40	140
Impairment charges	—	1,645	381	1,645
Non-operating income, net	—	516	9	516

Pretax net loss (excluding gain on disposal)	(149)	(1,444)	(1,045)	(2,879)
Gain (loss) on disposal	144	24	597	(101)

Net loss from discontinued operations, net of tax	$(5)	$(1,420)	$(448)	$(2,980)

At September 30, 2008, certain assets relating to Furl have been accounted for as “assets held for sale,” and have been classified as such on the Company’s Unaudited Condensed Consolidated Balance Sheet (in thousands):

September 30, 2008
Property and equipment, net	$70
Capitalized software, net	586
Goodwill	257
Intangibles, net	97

Total assets held for sale	$1,010

At September 30, 2008, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets, and owns and operates Furl.

General and administrative expenses included in discontinued operations are expenses relating to the liquidation of our foreign legal entities. We expect to complete the dissolution of these entities in the fourth quarter of 2008.

During the second quarter of 2008, management estimated that the goodwill assigned to Furl was impaired approximately $0.4 million pursuant to an interim preliminary goodwill impairment assessment. The estimate was based on recent precedent transactions in the social networking technology industry, adjusted for the current market for this type of asset and the status of the sales process. During the third quarter of 2008, management concluded that no adjustment to the approximately $0.4 million impairment recorded in the second quarter was warranted, however, management did conclude the impairment should be allocated among the individual assets held for sale. As such, approximately $0.2 million of the impairment previously attributed to goodwill in the second quarter of 2008 has been attributed to capitalized software.

In September 2007, we completed the shutdown of the Wisenut website and search functionality. As a result of the abandonment of the Wisenut assets, management determined that the associated assets, consisting primarily of intangible assets and capitalized software, were impaired as of the end of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of $1.6 million was recognized during the three months ended September 30, 2007.

In the third quarter of 2007, we completed the substantial liquidation of our Australian subsidiary. As a result, we recorded the reversal of the cumulative translation adjustment of approximately $0.5 million which has been recorded as non-operating income.

The gain (loss) on disposal consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other consumer assets	$144	$24	$377	$(101)
Wisenut	—	—	220	—

	$144	$24	$597	$(101)

Liquidity and Capital Resources

LookSmart’s primary sources of liquidity during the nine months ended September 30, 2008 were existing cash, cash equivalents, short term investments, as well as cash received from the collection of accounts receivable.

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalent and short-term investment balances are (in thousands):

	September 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$11,824	$35,743	$(23,919)
Short-term investments	17,148	20,464	(3,316)

Total	$28,972	$56,207	$(27,235)

% of total assets	50%	70%

Total Assets	$57,709	$80,293

Financial Condition

We believe our current cash, cash equivalents and short term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least September 30, 2009, if not longer. We may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term, such as the entry into agreements requiring large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Cash, cash equivalents and short-term investments decreased to approximately $29.0 million as of September 30, 2008 from approximately $56.2 million at December 31, 2007 primarily due the Company’s use of capital to buy back its stock in the first nine months of 2008, an increase in trade accounts receivable, lower accrued expenses, and an increase in long-term investments. In the first quarter of 2008, the Company repurchased approximately 6.0 million shares for a total cost of approximately $20.8 million. This amount is included in the cash used in financing activities.

In summary, our overall uses of cash and cash equivalents during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were (in thousands):

	September 30,
	2008	2007	Change
Net cash used in operating activities	$(5,240)	$(2,882)	$(2,358)
Net cash provided by (used in) investing activities	2,318	(11,374)	13,692
Net cash provided by (used in) financing activities	(20,997)	276	(21,273)

Decrease in cash and cash equivalents	$(23,919)	$(13,980)	$(9,939)

We believe that our cash flow is seasonal and a somewhat larger portion of our revenue historically occurs in the last quarter of the year as our customers expand search advertising for the holiday selling season. Cash used in operations is typically the highest in the first quarter as we see reduced demand for our service offerings. As discussed in Operating Activities below, cash used in operations in the third quarter of 2008 was negatively impacted by an unanticipated delay in payments from one customer of approximately $2.0 million that were received the first day after the end of the quarter. The following table summarizes our quarterly cash provided by or (used in) operating activities that illustrate the seasonality of our business (in thousands):

	Cash Flow From Operating Activities
	2008	2007	2006
1st Quarter	$(2,052)	$(1,967)	$(3,953)
2nd Quarter	1,141	79	(1,971)
3rd Quarter	(4,329)	(994)	(2,222)
4th Quarter	N/A	936	1,834

Total	$(5,240)	$(1,946)	$(6,312)

We have outstanding standby letters of credit (“SBLC”) of approximately $1.1 million at September 30, 2008 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of September 30 2008, we were in compliance with both required covenants.

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an amount up to $5.0 million for the purchase of computer equipment. This line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using an interest rate of 7.38% per annum. As of March 30, 2008, we had drawn down approximately $1.5 million from the available $5.0 million lease line of credit.

On April 1, 2008, the Company renewed the master equipment lease agreement with CNB, which expired on March 30, 2008, for an amount of up to $3.5 million for the purchase of technical equipment. The renewed lease line of credit expires on December 30, 2008. Interest on the capital lease is calculated using an interest rate of 6.40% per annum. As of September 30, 2008, we had drawn down approximately $1.1 million from the renewed $3.5 million lease line of credit.

Operating Activities

We used approximately $5.2 million in operating activities during the nine months ended September 30, 2008. This compares to us using approximately $2.9 million in operating activities during the same period in the prior year. Therefore, in absolute dollars, we used approximately $2.4 million more in operations during the nine months ended September 30, 2008 compared to the same period in the prior year. This increase in operating cash use was due to an increase in costs and expenses of approximately $7.6 million combined with increased payments on accounts payable and accrued liabilities of approximately $3.1 million. These payments were partially offset by an increase in cash collections from customers of approximately $9.0 million. The aggregated balance of accounts payable and accrued liabilities decreased approximately $2.0 million in the nine months ended September 30, 2008 as compared to an increase of approximately $1.1 million in the nine months ended September 30, 2007. The decrease in accounts payable and accrued liabilities in the nine months ended September 30, 2008 is primarily due to changing the payment of employee bonuses from annual to quarterly and the payment of legal fees associated with the Lane’s Gifts settlement. Although cash collections from customers increased approximately $9.0 million in the nine months ended September 30, 2008 compared to the comparable period in 2007, the cash collections was approximately $4.3 million less than the revenue increase for the comparable periods. Accounts receivables increased by approximately $4.6 million in the nine months ended September 30, 2008 compared to a decrease of approximately $0.3 million in the nine months ended September 30, 2007 primarily due to an expected increase resulting from increased invoiced customer revenue and an unanticipated delay in payments from three customers. Payments from one customer, totaling approximately $2.0 million, was received the first day after the end of the quarter.

Investing Activities

Investing activities provided approximately $2.3 million during the nine months ended September 30, 2008. This compares to us using approximately $11.4 million in investing activities during the same period in the prior year. Therefore, in absolute dollars, we generated approximately $13.7 million more in investing activities during the nine months ended September 30, 2008 compared to the same period in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the sale of investments of approximately $17.5 million for the nine months ended September 30, 2008 as compared to the comparable period in 2007 that was partially offset by an increase in purchases of investments of approximately $5.1 million over the same periods. In addition, we generated proceeds of approximately $1.7 million from the sale of certain consumer assets in the first nine months of 2008 where we had no such proceeds during the same period in the prior year.

We currently maintain no short or long-term investments in Auction Rate Securities.

Financing Activities

We used approximately $21.0 million in financing activities during the nine months ended September 30, 2008 compared to generating approximately $0.3 million in financing activities during the same period in the prior year. Therefore, in absolute dollars, we used approximately $21.3 million more in financing activities during the nine months ended September 30, 2008 compared to the same period in the prior year. This increase in financing cash use was primarily due our stock repurchase program. During the nine months ended September 30, 2008, we used approximately $20.8 million in repurchasing our common stock via the combination of a modified Dutch Auction tender offer and stock repurchase program, as more fully described in Note 11 to the Unaudited Consolidated Financial Statements, compared to no such expenditures during the same period in the prior year.

Fair Value Measurement

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157, Fair Value Measures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

Level 1	Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

We utilize a pricing service to estimate fair value measurements of our fixed maturities investments. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

The pricing service we utilize has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, we would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

The fair value estimates of our fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than money market securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of our money market securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

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

We believe that our market risk exposure is primarily related interest rate risk and the market value of certain investments that we hold. We manage these market risks through our normal investing and operating activities. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Uncertainties in Credit Markets

The credit and liquidity crisis in the United States and throughout the global financial system has resulted in substantial volatility in the financial markets and the banking system. These and other economic events may have an adverse impact on the Company’s investments. We continue to monitor this issue and have concluded that our assessment of other-than-temporary impairment as of September 30, 2008 has not changed, but we may be required to record impairment charges if there are further reductions in the fair value of these investments in future periods.

Interest Rate Risk

Our exposure to market risk for interest rate changes relates primarily to our cash equivalents, short-term and long-term investments. We had no derivative financial instruments as of September 30, 2008 or December 31, 2007. We invest our excess cash in debt instruments of high-quality corporate issuers with original maturities greater than three months and effective maturities less than two years. The amount of credit exposure to any one issue, issuer and type of instrument is limited. These securities are subject to interest rate risk and vary in value as market interest rates fluctuate. During the three and nine months ended September 30, 2008, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not significant. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

Our interest rate risk relates primarily to our investment portfolio, which consisted of approximately $9.5 million in cash equivalents and approximately $17.1 million and $1.0 million in short and long-term investments, respectively, as of September 30, 2008. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended September 30, 2008, there were no significant deficiencies identified in the design and operation of our internal controls. For the year ended December 31, 2007, there were two significant deficiencies identified in the design and operation of our internal controls. During the nine months ended September 30, 2008 we remediated these significant deficiencies and will continue our work to reduce the occurrence of future significant deficiencies.

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

On March 30, 2005 the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005 plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal is pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On March 8, 2006, the Court entered an order extending the stay until September 30, 2006. On April 1, 2006, the Court further extended the stay until April 20, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008 the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management has determined is probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at September 30, 2008.

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

Other than certain updates to our risk factors, including our risk factors regarding concentrations of search advertisers and distribution network partners, our ability to attract and retain key personnel, and our potential liability for claims related to our products and services as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

The display of search advertisements accounted for substantially all of our revenues for the three months ended September 30, 2008. Our success depends upon search advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with one customer representing 19% and one customer representing 13% of overall revenue for the three months ended September 30, 2008. If we are unable to generate significant revenue from our online listings advertising business, or if market conditions adversely affect the use or distribution of online listings advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

We rely primarily on our network of distribution network partners to generate quality search queries and paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with the six largest distribution network partners in total accounting for approximately 65% of our revenue for the three months ended September 30, 2008. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network, and chose to remove portions with unacceptable quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices, they will likely be subject to competition from various paid search providers, and they may be of lower quality. There is fierce competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $1.7 million for the three months ended September 30, 2008, and as of September 30, 2008 our accumulated deficit was approximately $216.4 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertisers spend on our advertising network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our revenue per click and/or match rate, or we are unable to rebuild our revenue per click and/or match rate, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue per click and average match rate, which is the rate at which paid listings are matched against search queries, due to various market segment, customer, and channel factors. We may experience decreases in revenue per click or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertisers, changes in the composition of our distribution network or other reasons. If our revenue per click or average match rate falls for any reason, or if we are unable to grow our revenue per click and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our listings advertiser base; if our search advertiser base and average advertiser spend falls, our financial results will suffer

Our growth depends on our ability to build a search advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of small distribution sources, may change as new distribution sources are added and old distribution sources are removed. Search advertisers may view these changes to the distribution network negatively, and existing or potential search advertisers may elect to purchase fewer or no listings advertisements for display on our distribution network. If this occurs, it is likely that our average revenue per click and average match rate may decline and our stock price would likely suffer.

Our growth depends upon our ability to offer and support our technology services to online publishers, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to host syndicated technology services for publishers and to offer new networks in selected verticals. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. Also, we do not have significant experience offering services to online publishers, and we may not gain acceptance of our offerings. We may be unable to successfully implement syndicated publisher solutions or new vertical networks, or our implementation of a solution or new network, may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution or to increase their reliance on other online advertising service providers at the expense of our solution. These failures could have an adverse effect on our business and results of operations.

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The online search advertising industry is rapidly evolving and very turbulent, and we will need to continue developing new and upgraded products and services, and adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New search advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our Advertising Network. Competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online search advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online search advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertisers on the basis of the quality and composition of our network, the price per click charged to search advertisers, the volume of clicks that we can deliver to search advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the price per click charged to search advertisers. We also experience competition for offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition higher revenues per click, better relevance and conversion rates, or better products and services than we have.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities to expand our service offerings, and to extend the operating scale of our network businesses. Acquisitions and their integration may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future or past acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our September 2007 restructuring has placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. Our Current Chief Financial Officer joined us in August 2008 and our Chief Executive Officer joined us in that role in August 2007, and the management team as a whole has had only a limited time to work together. Previously, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in September 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. We cannot assure you that we will be able to retain our key employees or that we can identify attract and retain highly skilled personnel in the future.

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

If we experience difficulties with our software and infrastructure systems or if we fail to address these difficulties in a timely manner, we may lose the confidence of search advertisers and distribution network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

Risks Related to Operating in our Industry

Economic conditions, political events, and other circumstances could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Cyclical and seasonal fluctuations in the economy, in internet usage and in traditional retail shopping have affected, and are likely to continue to affect, our business

Both cyclical and seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer

Invalid clicks, most often due to “click fraud”, are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our paid listings. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network.

However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. For example, in March 2005 the Company was served with the second amended complaint in a class action lawsuit ( Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc. ) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to suspicious traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the search advertisers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertisers and revenue and could materially and adversely affect our financial results.

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

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Internet users, search advertisers, other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy or other claims. Lawsuits are filed against us from time to time. As we enter foreign markets, our potential liability could increase. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a claim or determination that we infringe third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims or determinations, which could increase our costs in defending such claims and our damages. For example, in October of 2007, we agreed to indemnify one of our Publisher Solutions customers relating to a patent infringement suit filed against it pursuant to an AdCenter for Publishers’ agreement between it and the Company. The occurrence of any of these results could harm our brand and negatively impact our operating results.

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

Our search advertisers and partners may place information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data.

Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to search advertisers and sponsors, which could result in a decline in our revenue.

We and some of our distribution network partners or search advertisers retain information about our consumers. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our distribution network partners or search advertisers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to privacy laws, regulations and enforcement actions which could increase our costs in defending such claims and damages.

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

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our search service and our financial results

Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us or our search advertisers to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. Any of these events could have an adverse effect on our business and results of operations.

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

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of search advertisers who purchase our listings, or the amount of spending per customer,

•	the revenue-per-click we receive from search advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network,

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners,

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

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

A significant market downturn may lead to a decline in the value of securities we hold in our investment portfolio

During 2008, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. This downturn may adversely affect the value and liquidity of securities we hold in our investment portfolio.

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

LOOKSMART, LTD.

Dated: November 7, 2008

By:	/s/ Stephen C. Markowski
Stephen C. Markowski Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

4.5	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.5	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and September 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.13	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51*‡	Paid Listings License Agreement between the Registrant and PeakClick GMBM dated April 15, 2006

10.52*‡	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008.

10.59	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.63	Promotion letter between the Registrant and its Vice-President, Advertising Sales dated November 15, 2006 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.