Form 10-Q/A
period 2008-09-30
LOOKSMART LTD
filed 2009-02-09
CIK 1077866

UNITED STATES

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

Explanatory Note: LookSmart, Ltd. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A solely for the purpose of re-filing Exhibits 10.51 and 10.52 to the Company’s Quarterly Report on Form 10-Q originally filed on November 7, 2008 (the “Original Quarterly Report”) in response to comments received from the Securities and Exchange Commission in connection with a pending request for confidential treatment of portions of such exhibits. The Company has made no other changes to the previously filed Original Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: February 9, 2009

By:	/s/ Stephen C. Markowski
Stephen C. Markowski
Chief Financial Officer

EXHIBIT INDEX

Number Description of Document

10.51‡	Paid Listings License Agreement between the Registrant and PeakClick GMBM dated April 15, 2006

10.52‡	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Previously filed with Original Quarterly Report.

(‡)	Material in the exhibit marked with a “* * *” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.