Form 10-K
period 2008-12-31
LOOKSMART LTD
filed 2009-03-16
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2008, was approximately $68,327,363. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 6, 2009, 17,075,043 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2008.

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

•

All forward-looking statements, including but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events.

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

ITEM 1.    BUSINESS

Overview

LookSmart is a search advertising network solutions company that provides relevant solutions for search advertisers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart offers search advertisers targeted, pay-per-click (PPC) search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s extensive search advertising network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, advertising networks, media companies, social networking sites, retail sites, directories, Internet Service Providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. During 2007, the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008, Furl assets were accounted for under the guidance of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) as “assets held for sale.” During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl service. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations included in this filing. At December 31, 2008, the Company continues to own Furl and the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Products and Services

LookSmart’s revenue sources are divided into two categories:

1.	Advertiser Networks

2.	Publisher Solutions

Advertiser Networks

LookSmart develops, markets, and sells premium and performance search advertising products to text advertisers and advertising agencies. Advertisers reach customers with our sponsored search products, also known as pay-per-click “PPC” advertising. Our sponsored search products give advertisers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, Category, Geography, Day-parting, or “Run of Network”) to maximize advertiser Return on Investment (“ROI”). Ads are distributed through an extensive network of syndication partners.

LookSmart actively pursues relationships with portals, ISPs, media companies, other ad networks, search services and other websites to maintain and increase the distribution of our advertiser’s search advertisements.

These relationships are key drivers of our growth because more distribution typically results in more online search advertising revenues. We derive the majority of our traffic from our PPC distribution network partners. Each click is verified through LookSmart® TrueLead™, our proprietary network traffic monitoring and management process, as well as third-party technologies and tools.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple advertisers to upload keywords, manage daily budgets, set rates and view reports—including spend data that is updated hourly. Advertisers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for advertisers and agencies that use third-party or in-house systems to analyze and manage their search campaigns.

Publisher Solutions

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be implemented stand–alone, branded according to publishers’ needs, and integrated as part of LookSmart’s Open Search Advertising Marketplace. We offer publishers:

•

Command and control over revenue diversification and growth via the AdCenter for Publishers, a comprehensive private-labeled Application Service Provider (“ASP”) solution that provides publishers with the ability to own and grow their advertiser relationships, increase their distribution capacity, and diversify their revenue sources.

•

A customizable set of services and technology to integrate multiple sources of advertisers, including dominant third-party feeds, within a single auction-based platform for cost-per-click (“CPC”) text-based advertising.

•

Access to a “backfill” of advertisers so they can quickly ramp their online operations and not lose time or existing revenue sources while establishing their advertiser relationships. Connecting multiple installations of the AdCenter for Publishers together allows LookSmart to create an open marketplace environment that empowers publishers to share, leverage, and exchange their advertisers for expanded distribution. The LookSmart Open Search Advertising Marketplace serves publishers by increasing the competitive pool of advertisers in their respective auction, increasing CPCs, yield and revenue potential; and it increases the breadth and depth of distribution for advertisers allowing for greater expression of advertiser budgetary spend.

Technology

LookSmart’s principal assets include the AdCenter, our advertising auction platform, which consists of indexing ads, analyzing webpage information to match advertising to relevant content, matching search queries to advertising, integrating third-party ads, utilizing advanced fraud detection techniques, high-volume ad serving, and tracking, and analysis and reporting on advertising responses and campaigns. We rely on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart®. We have an issued patent on our Wisenut search engine technology and have patents pending on various aspects of our ad delivery and search technologies.

We have developed a proprietary web-based system, the AdCenter, to create, track, analyze, report and optimize customers’ advertising campaigns. The AdCenter collects impressions and click data for each listing that we manage for our customers, filters out invalid clicks and provides customer billing. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

Competition

The online search advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines often receive the biggest portion of the search marketing budget. With greater capital and technical resources, and greater brand recognition, the larger search engines are often first priority in the mind of the advertiser, agency or buyer.

We compete on three main fronts, 1) attracting and growing our base of advertisers to purchase our online search advertising products and to incorporate their key words into our search advertising network, 2) attracting and maintaining distribution network partners to incorporate their search queries into our search advertising network, and 3) attracting and maintaining publishers to utilize our search advertising technology assets. The basis on which we compete differs among the three fronts. In addition, while internet advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

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

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, online gambling, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our customers.

International Operations

Following the termination of our distribution network partner contract with Microsoft in the first quarter of 2004, we concluded that our international businesses were not strategically or financially viable in other country markets. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004. We are still in the process of finalizing certain transactions relating to these operations. We expect to finalize the dissolution of these entities during 2009, which may result in insignificant adjustments to the current balance sheet estimates related to the final closure of these entities.

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

LookSmart provides relevant content, advertising and technology solutions to advertisers and publishers. Marketing activities are designed to support and grow our business by targeting:

•	Advertisers—We deliver online search advertisements to a network of syndicated publishers and search engine partners.

•	Publishers—We offer a suite of customizable tools and solutions that help publishers grow their audience, search advertiser relationships, and revenue.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2008 we had 90 employees.

See Item 1A. “Risk Factors” for a further discussion on some of the risks we face related to our employees.

Customers

Our overall revenue is concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate for the year ended December 31, 2008. For the year ended December 31, 2008, IAC Search and Media (“IAC”) represented $9.9 million, or 15%, of total revenue and $5.2 million, or 85%, of Publisher Solutions revenue. Our publisher solutions contract with IAC expires December 31, 2009. IAC is currently soliciting bids for a new contract.

Product Development Expenses

Product development expenses include all costs related to the continued development and enhancement of our core technology product, the AdCenter platform. Our product development expense, net of capitalized software development costs, was $11.1 million during the year ended December 31, 2008 and $12.7 million during the year ended December 31, 2007.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertisements accounted for substantially all of our revenues for the year ended December 31, 2008. Our success depends upon search advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate for the year ended December 31, 2008. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our contract with IAC Search and Media (“IAC”) accounting for 85% of Publisher Solutions revenue and 15% of total revenue in 2008 expires in December 2009 and if not renewed could result in the significant loss of revenue.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with the five largest distribution network partners accounting for approximately 56% of our Advertiser Networks revenue for the year ended December 31, 2008. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $14.8 million for the year ended December 31, 2008, and as of December 31, 2008 our accumulated deficit was approximately $228.9 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertisers spend on our advertising network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our match rate, paid click rate, and/or revenue-per-click, or we are unable to rebuild our match rate, paid click rate, and/or revenue-per-click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue-per-click (“RPC”) and average match rate, which is the rate at which paid listings are matched against search queries, due to various market segment, customer, and channel factors. We may experience decreases in RPC or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertisers, changes in the composition of our distribution network or other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our advertiser base; if our search advertiser base and average advertiser spend falls, our financial results will suffer

Our growth depends on our ability to build a search advertiser base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of distribution sources, may change as new distribution sources are added and old distribution sources are removed. Search advertisers may view these changes to the distribution network negatively, and existing or potential search advertisers may elect to purchase fewer or no advertisements for display on our distribution network. If this occurs, it is likely that our average RPC and average match rate may decline and our stock price would likely suffer.

Our growth depends upon our ability to offer and support our technology services to online publishers, and there are risks associated with introducing new products and services

To maintain and grow our revenue, part of our strategy is to host syndicated technology services for publishers and to offer new networks in selected categories or geographies. Our development, testing and implementation efforts for these products and services have required, and are expected to continue to require, substantial investments of our time. Also, we do not have significant experience offering services to online publishers, and we may not gain acceptance of our offerings. We may be unable to successfully implement syndicated publisher solutions or new category/geography networks, or our implementation of a solution or new network, may interfere with our ability to operate our other products and services or other implementations, or a publisher customer may decide not to use or continue to use our solution or to increase their reliance on other online advertising service providers at the expense of our solution. These failures could have an adverse effect on our business and results of operations.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online search advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertisers on the basis of the quality and composition of our network, the price-per-click (“PPC”) charged to search advertisers, the volume of clicks that we can deliver to search advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the PPC charged to search advertisers. We also experience competition in offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher RPC, better relevance and conversion rates, or better products and services than we have.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities to expand our service offerings, and to extend the operating scale of our network businesses. The pursuit and completion of these acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future or past acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our September 2008 and 2007 restructurings have placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. Our current Chief Financial Officer joined us in August 2008 and our Chief Executive Officer joined us in that role in August 2007, and the management team as a whole has had only a limited time to work together. Previously, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in September 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

On January 22, 2009, we renewed our capital lease line which will expire on April 30, 2009. We may need to renew this lease line or we may need to enter into additional credit facilities to operate the business. The recent global financial crisis, and further financial institution failures, may make it more difficult for us either to utilize our existing debt capacity or otherwise obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

Risks Related to Operating in our Industry

Economic conditions, political events, and other circumstances could materially adversely affect the Company

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for some time. For example, some of the factors that could influence the levels of consumer spending include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Additionally, like many other stocks, our stock price has been affected by global economic uncertainties and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.

Cyclical and seasonal fluctuations in the economy, in internet usage and in traditional retail shopping have affected, and are likely to continue to affect, our business

Both cyclical and seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer

Invalid clicks are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our advertisers’ text advertisements in our distribution network. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. Invalid clicks are commonly referred to as “click fraud.” We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network.

However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and completely remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. For example, in March 2005, the Company was served with the second amended complaint in a class action lawsuit (Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to invalid traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the search advertisers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertisers and revenue and could materially and adversely affect our financial results.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business

Internet, technology and media companies, as well as patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a claim or determination that we infringe third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims or determinations, which could increase our costs in defending such claims and our damages. For example, in October 2008, we agreed to indemnify one of our Publisher Solutions customers relating to a patent infringement suit filed against it pursuant to an AdCenter for Publishers’ agreement between it and the Company. The occurrence of any of these results could harm our brand and negatively impact our operating results.

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

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of search advertisers who do business with us, or the amount of spending per customer,

•	the revenue-per-click we receive from search advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network,

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners, or

•	the effect of SFAS 123R, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

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

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid a loss

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a business in a relatively new industry, many of which are beyond our control.

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors including without limitation:

•	changes in the market valuations of Internet companies in general and comparable companies in particular,

•	quarterly fluctuations in our operating results,

•	the termination or expiration of our distribution agreements,

•	our potential failure to meet our forecasts or analyst expectations on a quarterly basis,

•	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price,

•	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions,

•	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices,

•	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors,

•	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur, or

•	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space extends to November 30, 2009. We currently have five primary subtenants at our headquarters facility in San Francisco. We have subleased approximately 57,750 square feet of space through October 2009, at a rate less than our obligation under the original lease, and 34,595 square feet of space through November 2009, at a rate greater than our obligation under the original lease.

We lease office space in New York. The lease for this office space was renegotiated in 2008 and extends through August 31, 2009.

ITEM 3.    LEGAL PROCEEDINGS

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc

On March 14, 2005, the Company was served with the second amended complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint names eleven search engines and web publishers as defendants, including the Company, and alleges breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the second amended complaint are Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2007 and at December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of December 31, 2008, the Company has provided approximately $0.1 million of advertising credits to Class Member and $0.3 million remains recorded as an accrued liability.

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

Additionally, pursuant to Section 17.06A(e) of the Internal Revenue Code, we have not been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq Global Market under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq Global Market for each period indicated:

	HIGH	LOW
2007
First quarter	$5.38	$3.83
Second quarter	$4.24	$3.21
Third quarter	$4.13	$2.45
Fourth quarter	$3.37	$2.27
2008
First quarter	$3.88	$2.89
Second quarter	$4.80	$3.03
Third quarter	$4.19	$2.45
Fourth quarter	$2.66	$1.14
2009
First quarter (through March 6, 2009)	$1.75	$0.98

LookSmart had approximately 4,844 holders of record of common stock as of March 6, 2009. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans is included in our proxy statement for the 2009 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

On February 13, 2008, we repurchased approximately 5.2 million of our shares via a modified Dutch Auction tender offer (“Offer”) at $3.40 per share for a total cost of approximately $17.9 million. The common stock accepted for purchase represented approximately 22.5% of our common stock issued and outstanding as of February 13, 2008. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for us to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. We have no current plans for issuance of the shares purchased in the Offer.

On February 26, 2008, our Board of Directors authorized a stock repurchase program pursuant to which up to $5.0 million of our outstanding common stock could be repurchased through December 31, 2008. Under the program, we could purchase shares of common stock through the open market at the prevailing market price or in privately negotiated transactions. Repurchases could also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise have been precluded from doing so under insider trading laws. The timing and amount of repurchase transactions under this program depended on market conditions and corporate considerations, and were made in compliance with applicable federal and state securities laws and regulations. We financed stock repurchases from our existing cash, cash equivalents, and short-term investments balances. The stock repurchase program could have been suspended or discontinued at any time. The stock repurchase program expired on December 31, 2008.

On February 29, 2008, we agreed to purchase approximately 0.8 million shares at an average price of $3.51 per share, for a total cost of approximately $2.8 million, as part of the repurchase program authorized on February 26, 2008. This trade settled on March 5, 2008. On April 10, 2008, we canceled the approximately 0.8 million shares, and returned the shares to the status of authorized but unissued stock which is available for us to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. We have no current plans for issuance of the shares purchased in the stock repurchase program.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2008 and 2007.

STOCK PERFORMANCE GRAPH

The graph below matches the cumulative 5 year total return of holders of LookSmart, Ltd.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008.

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

	12/03	12/04	12/05	12/06	12/07	12/08
LookSmart, Ltd.	$100.00	$141.27	$48.52	$57.57	$41.16	$20.90
Nasdaq Stock Market	100.00	110.08	112.88	126.51	138.13	80.47
RDG Internet Composite	100.00	114.69	116.44	133.74	162.74	88.24

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

We offer search advertisers targeted, pay-per-click (PPC) search advertising via a monitored search advertising network using our “AdCenter” platform technology. Our extensive search advertising network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. Our application programming interface (“API”) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 91% and 89% of total revenue in 2008 and 2007, respectively.

We also offer publishers licensed private-label search advertiser network solutions based on our AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, advertiser networks, media companies, social networking sites, retail sites, directories, ISPs and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering provided 9%, and 11% of total revenue in 2008 and 2007, respectively.

In 2007, our management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. During 2007, we sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008, our management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008, Furl assets were accounted for under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) as “assets held for sale.” During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl service and recorded a full impairment on its assets at December 31, 2008. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations included in Item 8 of this filing. See Footnotes 3, 6, and 7 to the Consolidated Financial Statements for further details. At December 31, 2008, we continue to own Furl and the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

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

Investments

We account for investments in securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

We invest our excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value in accordance with SFAS No. 157, Fair Value Measures.

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

Fair Value of Financial Instrument

On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

Level 1:	Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3:	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenues. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; and other license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and EITF 00-21, Revenue Arrangements with Multiple Deliverables. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether an additional provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and whether economic conditions are more or less favorable than we anticipated. We will record a reduction of our allowance for doubtful accounts if there is a significant improvement in collection rates or economic conditions are more favorable than we anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy. Management’s judgment is required in the periodic review of whether a provision or reversal is warranted.

Valuation of Goodwill and Intangible Assets

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. The majority of intangible assets are amortized over three to seven years, the period of expected benefit.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. Our annual goodwill impairment testing date is December 31 of each year. In addition, we periodically re-assess the valuation and asset lives of intangible assets with definite lives to conform to changes in management’s estimates of future performance.

The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of each reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. Management has determined that we have one reporting unit for purposes of goodwill testing.

We estimate the fair value of our single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

As of December 31, 2008, as a result of completing the annual goodwill impairment test with the assistance of a third party valuation specialist, we concluded that the carrying value of our single reporting unit exceeded its fair value. Due to the fact that SFAS 142 required us to allocate significant value to previously unrecognized identifiable assets, there remained no fair value to allocate to goodwill, resulting in an impairment of the entire remaining goodwill balance of $9.8 million.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS 144. We amortize acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenue in our Consolidated Statements of Operations. We have recorded impairment charges in income (loss) from discontinued operations in both 2008 and 2007 as a result of the write down of the Wisenut and Furl assets. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

Deferred Taxes

We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to our history of losses and the uncertainty of net operating loss utilization, we have established a valuation allowance for the full amount of our deferred tax assets. We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 (“FIN 48”) effective January 1, 2007. In accordance with the provisions of FIN 48, we record liabilities, where appropriate, for all uncertain income tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Internal Use Software Development Costs

We account for internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, we have capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to developing internal-use computer software.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We expect to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

Restructuring Charges

We have recorded restructuring accruals related to closing of certain leased facilities as well as severance costs related to workforce reductions in accordance with SFAS No. 146, Accounting for Costs Associated with

Exit or Disposal of Activities. Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Share-Based Compensation

We account for share-based compensation costs in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Share-based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

We use the Black-Scholes method of valuation for share-based awards granted. We elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Footnote 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

RESULTS OF OPERATIONS

Overview of 2008

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	60.4%	56.7%

Gross profit	39.6%	43.3%
Operating expenses:
Sales and marketing	13.1%	15.9%
Product development	17.0%	24.7%
General and administrative	16.3%	22.8%
Restructuring charges, net	0.1%	0.3%
Impairment charges	15.1%	0.0%

Total operating expenses	61.6%	63.7%

Loss from operations	(22.0)%	(20.4)%
Non-operating income, net	1.5%	4.0%

Loss from continuing operations before income taxes	(20.5)%	(16.4)%
Income tax expense	0.0%	(0.4)%

Loss from continuing operations	(20.5)%	(16.0)%
Income (loss) from discontinued operations, net of tax	(2.3)%	22.6%

Net income (loss)	(22.8)%	6.6%

2008 was a year of progress, starting strong in the first half, yet not without its challenges in the second half of the year. During 2008, we were able to grow our revenue 25.8% as a result of our continued focus on improving the performance of our search advertising network and advertising platform. We experienced an increase in the percentage cost of revenue of 3.7% due to the shift in the composition of revenues to our lower margin advertiser networks from our higher margin publisher services business. Gross profit grew by 15.1% in absolute dollars in 2008 as compared to the same period of 2007. Operating expenses from continuing operations, excluding a non-cash impairment charge of $9.8 million, as a percentage of revenue, decreased 17.2% percentage points from 63.7% for 2007 to 46.5% for 2008, reflecting our business focus, organization rationalization, and increased productivity.

Net income (loss) decreased $18.3 million from income of $3.4 million for the year ended December 31, 2007 to a loss of $14.8 million for the year ended December 31, 2008. This change was primarily due to a $13.2 million shift from income to loss for discontinued operations in 2008 from 2007, and a $9.8 million goodwill impairment recognized in 2008, partially offset by the increased gross margin and lower operating expenses in 2008.

The following developments during 2008 were key to our business performance:

•

Growing our search advertiser network. Total paid clicks for the year-ended December 31, 2008 increased 76% to 732 million compared to 417 million during the same period of 2007, while our average revenue-per-click (“RPC”) decreased 29% to $0.08 compared to $0.11 for the same period of 2007. We continue to drive growth and efficiency through our ad sales efforts and through our ongoing ad network optimization efforts, as well as growth in our advertiser base.

•

Expansion into new country markets. In 2008, we launched search advertising campaigns on our advertiser network using the geo-targeting capability of our advertising platform, to serve advertisers targeting the UK, Canada, Germany, Australia and New Zealand, as well as the U.S. markets.

•

Cross-network advertising exchange. In 2008, we expanded the deployment of the platform backfill capability of our advertising platform which enables the exchange of search advertising keywords and budgets across the LookSmart advertiser network, and those networks of our publisher clients.

•

Increased staff productivity. In 2008, we improved the revenue and contribution generated per full-time equivalent staff through improved sales productivity, improved network management, and effective cost management.

Revenue

Revenue is derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Advertiser Networks	$58,906	91%	$46,191	89%	$12,715	28%
Publisher Solutions	6,097	9%	5,487	11%	610	11%

Total revenue	$65,003	100%	$51,678	100%	$13,325	26%

The Company recognized $65.0 million of total revenue during the year ended December 31, 2008, up 26% from the $51.7 million recognized during the year ended December 31, 2007. The $13.3 million increase in revenue for the year ended December 31, 2008 as compared to the comparable period of 2007 was primarily driven by increasing the size of the distribution network, thus matching more ads and driving more paid clicks.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the year ended December 31, 2008, three customers accounted for a combined 35% of revenue and for the year ended December 31, 2007, two such customers combined for 26% of revenue. For the year ended December 31, 2008, IAC Search and Media (“IAC”) represented $9.9 million, or 15%, of total revenue and $5.2 million, or 85%, of the Publisher Solutions revenue. Our publisher solutions contract with IAC expires December 31, 2009. IAC is currently soliciting bids for a new contract.

In 2007, our management decided to exit certain consumer products activities and to sell the related websites and assets associated with those activities. During 2007, we sold FindArticles, the assets relating to Grub, the websites and trademarks associated with Zeal and completed the shutdown of the Wisenut website and search functionality. As of December 31, 2007 we owned Wisenut and continued to operate Furl. In March 2008, our management decided to sell or exit the remaining consumer products activities, primarily Furl and WiseNut. This decision, combined with the assets previously disposed of and the shutdown of the foreign operations, met the discontinued operations criteria in accordance with SFAS 144, and the results of operations to be disposed of and previously disposed assets, including related gains (losses), have been classified as discontinued operations.

We recognized $58.9 million of Advertiser Networks revenue during the year ended December 31, 2008, up 28% from the $46.2 million recognized during the year ended December 31, 2007. Revenue from Advertiser Networks increased in 2008 by $12.7 million compared to the same period in 2007 primarily as a result of an increase in revenue from new advertising customers, up-selling on existing large advertisers, an increase in the volume of total paid clicks as a result of an increase in advertisers, improvements in quality of our platform, performance optimization and a better match rate. Paid clicks totaled 732 million for 2008 as compared to 417 million for 2007, an increase of 76%, with average revenue per click (“RPC”) decreasing to $0.08 from $0.11. The decreased 2008 PRC as compared to 2007 reflects a shift in the channels to reach search advertiser network customers and the segment composition of search advertiser network customers.

We recognized $6.1 million of Publisher Solutions revenue during the year ended December 31, 2008, an 11% increase from the $5.5 million recognized during the year ended December 31, 2007. Publisher Solutions revenue increases for the year ended December 31, 2008 as compared to the same period in 2007 are attributed to an increase by one significant publisher customer, partially offset by reduced revenue from other publishers.

Total revenue amounts reflect the reclassification of $0.1 million and $4.5 million of revenue from consumer products activities to discontinued operations for the years ended December 31, 2008 and 2007, respectively. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$37,152	57%	$27,746	54%	$9,406	34%
Other costs	2,084	3%	1,551	3%	533	34%

Total cost of revenue	$39,236	60%	$29,297	57%	$9,939	34%

Traffic acquisition costs as percentage of Advertiser Network revenue		63.1%		60.1%

Our total cost of revenue during the year ended December 31, 2008 was $39.2 million, up $10.0 million, or 34% from the $29.3 million in the year ended December 31, 2007. Total cost of revenue amounts reflect the reclassification of $0.1 million and $2.9 million of costs related to consumer products activity to discontinued operations for the years ended December 31, 2008 and 2007, respectively. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

Our TAC during the year ended December 31, 2008 were $37.2 million, up $9.4 million, or 34% from the $27.7 million in the year ended December 31, 2007. As a percentage of Advertising Network revenue, TAC increased approximately three percentage points from 60.1% in 2007 to 63.1% in 2008. These increases are primarily due to higher paid click volumes combined with our deliberate operating decision to manage TAC higher in accordance with our network quality enhancement initiatives and to expand the scope and scale of our advertising network.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is greater than that of Advertiser Network.

Other costs of revenue consist of connectivity costs, expenses relating to hosting advertising operations, and credit card fees. These costs increased in 2008 compared to the same period of 2007 primarily due to increased connectivity and hosting expenses of $0.6 million as a result of increased click volume and changes in the costs to maintain the server facilities.

Consistent with the reasons revenue and cost of revenue increased in 2008 as compared to 2007, gross margin declined approximately 3 percentage points to 40% for the year ended December 31, 2008 versus the 43% for the same period in 2007 while gross profit, in absolute dollars, increased $3.4 million to $25.8 million.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges, and impairment charges as follows (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Sales and marketing	$8,547	13%	$8,234	16%	$313	4%
Product development	11,096	17%	12,732	25%	(1,636)	(13)%
General and administrative	10,567	17%	11,797	23%	(1,230)	(10)%
Restructuring charges, net	65	0%	162	0%	(97)	(60)%
Impairment charges	9,810	15%	—	0%	9,810	0%

Total operating expenses	$40,085	62%	$32,925	64%	$7,160	22%

Share-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007
Sales and marketing	$382	$243
Product development	713	587
General and administrative	1,743	1,312
Loss from discontinued operations	44	150

Total share-based compensation	2,882	2,292
Less amounts capitalized as software development costs	(104)	(93)

Total share-based compensation expense	$2,778	$2,199

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

Our sales and marketing expenses during the year ended December 31, 2008 were $8.5 million, up 4% from $8.2 million in the same period of 2007. Sales and marketing expense for the year increased $0.3 million compared to the prior year due to increased staffing costs, including share-based compensation that were partially offset by lower overall marketing expenditures.

Product Development

Product development costs include all costs related to the continued development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved and amortized over a three year period once the project is placed in service. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing.

Product development and capitalized software development costs were as follows:

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Product development costs	12,379	19%	13,566	27%	(1,187)	(9)%
Capitalized software development costs	(1,283)	(2)%	(834)	(2)%	(449)	54%

Total product development expenses	$11,096	17%	$12,732	25%	$(1,636)	(13)%

Our product development expenses, net of capitalized software development costs, during the year ended December 31, 2008 was $11.1 million, down 13% from $12.7 million for the year ended December 31, 2007. Total product development amounts reflect the reclassification of $0.9 million and $2.6 million of costs related to consumer products activity to discontinued operations for the years ended December 31, 2008 and 2007, respectively. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

Product development expenses, net of capitalized software development costs, in 2008 decreased $1.6 million compared to 2007 primarily due to lower direct and temporary labor costs, reduced facilities costs and increased capitalized software development costs. The cost reductions were partially offset by higher depreciation expense due to increased equipment purchases and amortization of capitalized internally developed software.

General and Administrative

General and administrative expenses include costs of executive management, human resources, finance, legal and facilities personnel. These costs include salaries and associated costs of employment, including share- based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional services fees.

Our general and administrative expense during the year ended December 31, 2008 was $10.6 million, down 10% from $11.8 million for the year ended December 31, 2007. Total general and administrative amounts reflect the reclassification to discontinued operations of an insignificant amount and approximately $0.1 million of costs related to consumer products activity to discontinued operations for the years ended December 31, 2008 and 2007, respectively. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

General and administrative expenses in 2008 decreased $1.2 million, or 10%, compared to 2007 primarily due to lower labor and facilities costs partially offset by higher share-based compensation and legal expenses. Legal expense increased $0.7 million in 2008 as compared to 2007 primarily due to fee and settlement expenses accrued in 2008 related to an indemnification claim initiated during the year.

Restructuring Charges

In the third quarter of 2008, we completed a reorganization to better align the Company’s resources and improve operating efficiencies. As such, we incurred $0.2 million in pre-tax charges associated with the termination of five employees. Substantially all of the liability associated with the reorganization was paid in the fourth quarter of 2008.

Between 2003 and 2006, we vacated portions of our leased headquarter office facility and incurred lease restructuring costs related to closing this facility. In the second quarter of 2008, we subleased approximately 6,500 square feet for which we previously took a restructuring charge. The additional sublease income resulted in a onetime reduction of $0.1 million in the deferred rent liability with the offset as a reduction to restructuring costs. The lease restructuring liability is amortized using the interest method through the life of the lease, which terminates in 2009.

In September 2007, we implemented a restructuring plan to streamline the business and eliminated 12 positions. Severance charges associated with the reduction in force were $0.2 million. Restructuring charges reflect the reclassification of $0.1 million of consumer products restructuring activity to discontinued operations for the year ended December 31, 2007. See Footnote 3 to the Consolidated Financial Statements, Discontinued Operations and Dispositions, for further details.

Impairment Charges

In accordance with SFAS 142, goodwill is tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of our single reporting unit more likely than not exceeds its fair value. Our annual goodwill impairment testing date is December 31 of each year.

Prior to our annual goodwill impairment testing as of December 31, 2008, we considered whether to test goodwill in the third quarter of 2008. Although our stock price declined during this timeframe, we viewed this to be primarily indicative of the extreme volatility in the United States and global equity markets and believed the decline to be short-term in nature. Additionally, our net book value exceeded our market capitalization as of September 30, 2008. Therefore, management concluded that as of September 30, 2008 there were not events or circumstances that would reduce the fair value of our single reporting unit below its carrying value.

In December 2008, we performed our annual goodwill impairment test on our single reporting unit with the assistance of a third party valuation specialist. We used the two step test required by SFAS 142. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. We estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if a potential goodwill impairment existed. We utilized methods that focused on our ability to produce income (the “Income Approach”) and the estimated consideration we would receive if there were a sale of the Company (the “Market Approach”). Consideration was given to our discounted projected cash flows, our market capitalization and market multiples of comparable companies within our industry. The key assumptions utilized in the determination of fair value in step one of the test included the following:

•	Management’s operating projections for 2009 through 2016 including revenues, operating margins, working capital investments and capital expenditures based on our historical results and expectations.

•

The cash flows utilized in the discounted cash flow analysis were estimated using a weighted average cost of capital (“WACC”). The appropriate WACC was determined by calculating a WACC based upon publicly traded companies comparable to LookSmart.

•	Total Enterprise Value (“TEV”) multiples of publicly traded companies in similar lines of business to ours were applied to our operating results to determine Market Approach fair value.

•	The per-share price of our common stock and our overall market capitalization, including a control premium, was also considered in the fair value analysis.

Based on the fair value estimated in step one, we determined a step one failure occurred which indicated a goodwill impairment may exist. We proceeded to the step two analysis which included estimating the fair value of our assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value our identified intangible assets, including existing technology, in-process research and development technology, customer relationships and the LookSmart trade name. As a result of step two of the test, the carrying value of our goodwill was deemed to exceed the allocated fair value and we recorded a $9.8 million goodwill impairment for 2008 which represented the entire remaining goodwill balance.

We also tested our long-lived assets for impairment as of December 31, 2008. We determined that no impairment existed for assets held and used as of December 31, 2008. However, a $1.4 million impairment existed for the Furl assets held for sale and is included in loss from discontinued operations for 2008. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and is assessed for impairment under SFAS 144. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of the assets exceeds the estimated future undiscounted cash flows attributed to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less the cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Loss from Operations (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Loss from operations	$(14,318)	(22)%	$(10,544)	(20)%	$(3,774)	36%

Our loss from operations for the year ended December 31, 2008 was $14.3 million, an increase from a loss of $10.5 million for the year ended December 31, 2007. Loss from operations increased $3.8 million due to the factors discussed above that include a goodwill impairment of $9.8 million partially offset by $3.4 million of increased gross profit and $2.7 million of lower operating expenses excluding the goodwill impairment.

Other continuing operations items

The table below sets forth other continuing operations data for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Non-operating income (expense)
Interest income	$1,124	2%	$2,067	4%	$(943)	(46)%
Interest expense	(117)	0%	(31)	0%	(86)	277%
Other income, net	5	0%	13	0%	(8)	(62)%
Share of joint venture income	—	0%	26	0%	(26)	(100)%

Total non-operating income (expense)	$1,012	2%	$2,075	4%	$(1,063)	(51)%

Income tax expense (benefit)	$7	0%	$(221)	0%	$228	(103)%

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.9 million from the year ended December 31, 2007 to the year ended December 31, 2008. This decrease was primarily driven by a sharp decrease in average yields earned on cash and investment balances in 2008 compared to 2007 combined with a moderate decrease in average cash and investment balance during the same periods.

Interest expense, primarily consisting of interest paid on capital leases and our note payable, increased $0.1 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase is primarily driven by our increased use of capital leases in 2008 to finance asset additions.

Income Tax Expense

Due to our operating losses, the 2008 income tax expense primarily consists of minimum state taxes. In 2007, we allocated an income tax benefit to continuing operations. Pursuant to SFAS 109, paragraph 140, the income from discontinued operations is considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. The income from discontinued operations represents a source of income that enables us to realize a tax benefit on the loss from continuing operations. As a result, we have allocated an income tax benefit to the loss from continuing operations based on the tax rate applicable to discontinued operations.

Income (Loss) from Discontinued Operations, net of tax

In 2007, our management decided to exit certain consumer products activities and to sell the related websites and assets associated those activities. During 2007, we sold FindArticles, the assets relating to Grub, the websites and trademarks associated with Zeal and completed the shutdown of the Wisenut website and search functionality. At December 31, 2007, we owned Wisenut and continued to operate Furl. In March 2008, our management decided to sell or exit the remaining consumer products activities, primarily Furl and Wisenut. This decision, combined with the assets previously disposed of and the shutdown of the foreign operations, met the discontinued operations criteria in accordance with SFAS 144, and the results of operations to be disposed of and previously disposed assets, including related gains, have been classified as discontinued operations for the years ended December 31, 2008 and 2007.

Income (loss) from discontinued operations, net of tax, was as follows (in thousands):

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$(1,521)	(2)%	$11,679	23%	$(13,200)	(113)%

The following table reflects revenue, gross profit, operating expenses, non operating income, gain on disposal, income tax expense (benefit) and net income (loss) from discontinued operations for the years ended December 31, 2008 and December 31, 2007 (in thousands):

	Year ended December 31,
	2008	2007
Revenue	$105	$4,486

Gross profit	$64	$1,649
Product development expenses	918	2,611
General and administrative expenses	24	159
Restructuring charges	—	61
Impairment charges	1,391	1,645

Total operating expenses	2,333	4,476
Gain on disposal	726	14,461
Non-operating income, net	10	516

Income (loss) from discontinued operations before income taxes	(1,533)	12,150
Income tax expense (benefit)	(12)	471

Net income (loss) from discontinued operations	$(1,521)	$11,679

The gain on disposal consists of the following (in thousands):

	Year ended December 31,
	2008	2007
FindArticles	$—	$14,324
Net Nanny	506	37
Wisenet	220	—
Grubb	—	50
Zeal	—	50

	$726	$14,461

In the first quarter of 2008, our management decided to sell the Furl assets, consisting primarily of capitalized software and goodwill. In December 2008, we determined the Furl assets were impaired due to lack of marketability and decided to shutdown the Furl operations. As a result, the assets were written off and an impairment charge of $1.4 million was recognized during 2008.

During 2008, we sold the Wisenut trademark and related domain names for $0.2 million and realized an equivalent gain. During 2007, we shut down the Wisenut website and search functionality and determined that the associated assets, consisting primarily of intangible assets and capitalized software, were impaired as of September 2007. The assets were written down to their estimated net realizable value and an impairment charge of $1.6 million was recognized. As of December 31, 2008, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

In January 2007, we completed the sale of Net Nanny for contingent purchase consideration of up to $3.5 million based on the amount of revenue of the buyer. During 2007, we recognized contingent proceeds of $0.3 million which were partially offset by a loss on the sale of $0.2 million. During 2008, we recognized an additional $0.5 million of contingent proceeds on the sale.

In 2007, we completed the substantial liquidation of our Australian subsidiary. As a result, we recorded the reversal of the cumulative translation adjustment of approximately $0.5 million which has been recorded as non-operating income.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2008	2007	Change
Net cash used in operating activities	$(2,343)	$(1,946)	$(397)
Net cash provided by investing activities	10,170	4,568	5,602
Net cash provided by (used in) financing activities	(21,177)	220	(21,397)

Increase (decrease) in cash and cash equivalents	$(13,350)	$2,842	$(16,192)

Cash, cash equivalent and short-term investment balances were as follows as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$22,393	$35,743	$(13,350)
Short-term investments	10,185	20,464	(10,279)

Total	$32,578	$56,207	$(23,629)

% of total assets	70%	70%

Total Assets	$46,764	$80,293

At December 31, 2008, we had $32.6 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government, municipalities in the U.S., time deposits, money market mutual funds and U.S. corporate securities. See Footnote 2 to the Consolidated Financial Statements, Fair Value of Financial Instruments, which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $23.6 million to $32.6 million at December 31, 2008 from $56.2 million at December 31, 2007, primarily due to our use of capital to buy back our stock in 2008 and reduced accounts payable and accrued liabilities. In 2008, we repurchased 6.0 million shares our common stock for a total cost of $20.8 million. This amount is included in the cash used in financing activities.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, as well as our capital lease line and the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments, capital lease line and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services, including the impact of changes in customer buying behavior that may result from the current general economic downturn. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used by operating activities in 2008 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, non-cash charges, such as impairments, gains or losses on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in 2008 was $2.3 million and consisted of a net loss of $14.8 million, adjustments for non-cash items of $16.6 million and cash used by working capital and other activities of $4.1 million. Adjustments for non-cash items primarily consisted of $3.2 million of depreciation and amortization expense on property and equipment and internally developed software, $2.8 million of share-based compensation expense and an $11.2 million impairment charge on goodwill as a result of our annual SFAS 142 assessment and assets held for sale. In addition, changes in working capital activities primarily consisted of a net increase of $1.7 million in accounts receivable and a net decrease in accounts payable and accrued and other current liabilities of $2.4 million. The increase in accounts receivable is related to more revenue from invoiced customers and a lower percentage of revenue derived from credit card paying customers. The decrease in accounts payable and accrued and other current liabilities is due to the timing of vendor payments combined with reduced payroll related accruals primarily resulting from a change in the payment of employee bonuses from annual to quarterly.

Cash used by operating activities in 2007 consisted of our net income adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, non-cash charges, such as impairments, gains or losses on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in 2007 was $1.9 million and consisted of net income of $3.4 million, adjustments for non-cash items of $6.2 million and cash provided by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $14.9 million of gains from the sale of assets and other non cash charges, partially offset by $4.9 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $2.2 million of share-based compensation expense and a $1.6 million impairment charge on assets held for sale. In addition, changes in working capital activities were primarily attributed to the business volume growth and consisted of a $3.5 million net increase in accounts payable and accrued and other current liabilities partially offset by a $1.9 million increase in deferred revenue, customer deposits and other long term liabilities and $0.8 million increase in accounts receivable, prepaid expenses and other assets. The $1.0 million of the accrued and other current liabilities increase related to pending legal proceedings.

Investing Activities

Cash provided by investing activities in 2008 of $10.2 million was primarily attributed to net proceeds from investments of $10.3 million and proceeds from the sale of consumer assets of $1.8 million, partially offset by $1.9 million for capital expenditures and acquisition of intangible assets. Our 2008 capital expenditures consisted of an investment of $1.2 million in internally developed software related to our core service offering and $0.4 million in property and equipment, consisting of leasehold improvements and computer equipment. During 2008, a majority of our $2.1 million investment in computer equipment was financed with capital leases.

Cash provided by investing activities in 2007 of $4.6 million was primarily attributed to the net proceeds from the sale of consumer assets of $17.8 million and an additional $0.5 million received from the liquidation of a joint venture, partially offset by $12.2 million used to acquire investments and $1.6 million for capital expenditures. Our 2007 capital expenditures consisted of an investment of $1.4 million in internally developed software related to our core service offering and $0.2 million in computer equipment. During 2007, a majority of our $1.5 million investment in computer equipment was financed with capital leases.

Financing Activities

Cash used by financing activities in 2008 of $21.2 million was due to the repurchase of our common stock via a combination of a modified Dutch Auction tender offer and stock repurchase program, in the amount of $20.8 million, and $0.6 million used to make scheduled capital lease and note payable payments, partially offset by $0.2 million of proceeds from stock based award activity.

Cash provided by financing activities in 2007 of $0.2 million was due to proceeds from stock based award activity of $0.2 million and $0.2 million from the sale and leaseback of computer equipment resulting from our first capital lease transaction. Scheduled capital lease and note payable payments used $0.2 million of cash during 2007.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $1.1 million at December 31, 2008 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of December 31 2008, we were in compliance with both required covenants.

On January 22, 2009, we renewed our master equipment lease agreement with CNB for an amount of up to $1.7 million for the purchase of technical equipment. The renewed lease line of credit expires on April 30, 2009. Interest on new capital leases will be calculated using interest rates ranging from 6.11% to 6.30% per annum.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of December 31, 3008 we were not in default on either agreement with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Note payable obligation (principal and interest)	$66	$66	$—	$—	$—
Operating lease obligations	4,478	4,478	—	—	—
Capital lease obligations (principal and interest)	2,439	921	1,440	78	—
Purchase obligations	540	540	—	—	—

	$7,523	$6,005	$1,440	$78	$—

Note Payable

In January 2000, we entered into an unsecured promissory note with our landlord to finance tenant improvements. The note is payable in equal monthly installments over its term which expires in November 2009.

Operating Leases

In 1999, we entered into a ten year, non-cancelable operating lease agreement for our headquarter facility that expires in November 2009. Between 2003 and 2006, we vacated portions of our leased headquarter facility and incurred lease restructuring costs relating to closing these facilities. In addition, we have entered into various subleases for the vacated space for terms of varying length. The rents received from these subleases are not included in the table above.

We are also committed to pay a portion of the related operating expenses under this lease agreement. These operating expenses are not included in the table above.

Capital Leases

We have acquired various computer equipment under capital leases with rental terms from 36 to 42 months. Each lease is payable in equal monthly installments.

Purchase Obligations

Purchase obligations represent open purchase orders for which we have not received the related services or goods and non-cancelable contractual obligations at December 31, 2008. Our non-cancelable contractual obligations are related to data center operations.

Indemnification

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

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease.

On September 4, 2008, we agreed to indemnify one of our Publisher Solutions customers, IAC Search and Media (“IAC”), pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a complaint which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC Search & Media and others, alleging that our AdCenter for Publisher violates the plaintiff’s patent and seeking injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, we entered into a Settlement Agreement with the plaintiff whereby we agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, a release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, we also agreed to pay IAC’s defense costs in the Action which totalled approximately $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LookSmart, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of LookSmart, Ltd. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LookSmart, Ltd. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LookSmart, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/S/     MOSS ADAMS LLP

San Francisco, California

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LookSmart, Ltd. and Subsidiaries:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2007 present fairly, in all material respects, the financial position of LookSmart, Ltd. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for year ended December 31, 2007, listed in the accompanying index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 16, 2008 except for the adjustments to retrospectively reflect the discontinued operations described in Note 3 as to which the date is March 16, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LookSmart, Ltd. and Subsidiaries

We have audited LookSmart, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LookSmart, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LookSmart, Ltd. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for year then ended, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/S/    MOSS ADAMS LLP

San Francisco, California

March 16, 2009

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
A S S E T S
Current assets:
Cash and cash equivalents	$22,393	$35,743
Short-term investments	10,185	20,464

Total cash, cash equivalents and short-term investments	32,578	56,207
Trade accounts receivable, net	7,017	5,183
Prepaid expenses	688	638
Other current assets	875	1,628

Total current assets	41,158	63,656
Property and equipment, net	3,371	3,401
Capitalized software and other assets, net	1,942	2,693
Intangible assets, net	293	247
Goodwill	—	10,296

Total assets	$46,764	$80,293

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Trade accounts payable	$4,357	$3,407
Accrued liabilities	6,690	8,437
Deferred revenue and customer deposits	1,593	1,596
Current portion of long term liabilities	2,275	1,621

Total current liabilities	14,915	15,061
Long-term debt and capital lease obligations, net of current portion	1,438	770
Lease restructuring and other long-term liabilities, net of current portion	—	1,507

Total liabilities	16,353	17,338
Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at December 31, 2008 and 2007; Issued and Outstanding: none at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; Authorized: 200,000 at December 31, 2008 and 2007; Issued and Outstanding: 17,075 and 22,925 at December 31, 2008 and 2007, respectively	17	23
Additional paid-in capital	259,276	276,964
Other comprehensive income (loss)	(4)	12
Accumulated deficit	(228,878)	(214,044)

Total stockholders’ equity	30,411	62,955

Total liabilities and stockholders’ equity	$46,764	$80,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007
Revenue	$65,003	$51,678
Cost of revenue	39,236	29,297

Gross profit	25,767	22,381
Operating expenses:
Sales and marketing	8,547	8,234
Product development	11,096	12,732
General and administrative	10,567	11,797
Restructuring charges, net	65	162
Impairment charges	9,810	—

Total operating expenses	40,085	32,925

Loss from operations	(14,318)	(10,544)
Non-operating income (expense)
Interest income	1,124	2,067
Interest expense	(117)	(31)
Other income, net	5	13
Share of joint venture income	—	26

Loss from continuing operations before income taxes	(13,306)	(8,469)
Income tax expense (benefit)	7	(221)

Loss from continuing operations	(13,313)	(8,248)
Income (loss) from discontinued operations, net of tax	(1,521)	11,679

Net income (loss)	$(14,834)	$3,431

Net income (loss) per share—Basic
Loss from continuing operations	$(0.74)	$(0.36)
Income (loss) from discontinued operations, net of tax	(0.09)	0.51

Net income (loss) per share	$(0.83)	$0.15

Weighted average shares outstanding used in computing basic net income (loss) per share	17,886	22,904

Net income (loss) per share—Diluted
Loss from continuing operations	$(0.74)	$(0.36)
Income (loss) from discontinued operations, net of tax	(0.09)	0.51

Net income (loss) per share	$(0.83)	$0.15

Weighted average shares outstanding used in computing diluted net income (loss) per share	17,886	22,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Other Equity	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2006	22,864	$23	$274,484	$517	$(217,475)	$57,549	$(13,535)

Common stock issued upon exercise of stock options	36	—	120	—	—	120
Common stock issued for employee stock purchase plan	25	—	68	—	—	68
Stock-based compensation	—	—	2,292	—	—	2,292
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	10	—	10	$10
Cumulative translation adjustment	—	—	—	(515)	—	(515)	(515)
Net income	—	—	—	—	3,431	3,431	3,431

Balance at December 31, 2007	22,925	23	276,964	12	(214,044)	62,955	$2,926

Common stock issued upon exercise of stock options	46	—	144	—	—	144
Common stock issued for employee stock purchase plan	28	—	56	—	—	56
Issuance of restricted stock	29	—	59	—	—	59
Shares repurchased and retired under tender offer	(5,152)	(5)	(17,935)	—	—	(17,940)
Shares repurchased and retired under stock repurchase program	(801)	(1)	(2,835)	—	—	(2,836)
Stock-based compensation	—	—	2,823	—	—	2,823
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(16)		(16)	$(16)
Net loss	—	—	—		(14,834)	(14,834)	(14,834)

Balance at December 31, 2008	17,075	$17	$259,276	$(4)	$(228,878)	$30,411	$(14,850)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(14,834)	$3,431
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Share of joint venture income	—	(26)
Depreciation and amortization	3,223	4,875
Share-based compensation	2,778	2,199
Restructuring benefit	(135)	—
Impairment charges	11,202	1,645
Gain from sale of assets and other non-cash charges	(707)	(14,889)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,703)	(544)
Prepaid expenses	(16)	(314)
Other assets	77	65
Trade accounts payable	950	830
Accrued and other current liabilities	(3,154)	2,710
Deferred revenue and customer deposits	(3)	(609)
Other long-term liabilities	(21)	(1,319)

Net cash used in operating activities	(2,343)	(1,946)

Cash flows from investing activities:
Purchase of short-term investments	(30,157)	(39,607)
Proceeds from sale of short-term investments	41,426	27,443
Purchase of long-term investments	(1,017)	—
Payments for property, equipment and capitalized software development	(1,587)	(1,572)
Purchase of intangible assets	(280)	—
Proceeds from sale of certain consumer assets	1,245	17,722
Proceeds from contingent purchase consideration of certain consumer assets	540	124
Distributions from joint venture	—	458

Net cash provided by investing activities	10,170	4,568

Cash flows from financing activities:
Principal payments of notes	(63)	(57)
Principal payments of capital lease obligations	(538)	(113)
Proceeds from the sale and leaseback of equipment	—	202
Proceeds from issuance of common stock	200	188
Payments for repurchase of common stock	(20,776)	—

Net cash provided by (used in) financing activities	(21,177)	220

Increase (decrease) in cash and cash equivalents	(13,350)	2,842
Cash and cash equivalents, beginning of period	35,743	32,901

Cash and cash equivalents, end of period	$22,393	$35,743

Supplemental disclosure of cash flow information:
Interest paid	$117	$40
Income taxes paid	$242	$97
Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$1,775	$1,122
Increase in other assets associated with sale of certain consumer assets	$—	$1,025
Increase (decrease) in other assets associated with the contingent purchase consideration of certain consumer assets	$(34)	$164
Increase in property and equipment received and liability accrued	$204	$101

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

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, internet service providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts.

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. During 2007, the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal, and completed the shutdown of the Wisenut website and search functionality. In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. Additionally, during the first quarter of 2008, Furl assets were accounted for under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) as “assets held for sale.” During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations. See Footnotes 3, 6 and 7 for further details. At December 31, 2008, the Company continues to own Furl and the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Due to the decision to exit the consumer products activities in the first quarter of 2008, the Company reclassified in its 2008 quarterly filings on Form 10-Q amounts related to the consumer products activities to discontinued operations for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Prior to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company’s management determined that there were errors in the amounts reclassified to discontinued operations for the 2007 quarterly periods previously reported in its 2008 quarterly filings on Form 10-Q. As a result, the Company has restated the 2007 quarterly information as further described in Footnote 18.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain amounts in the financial statements for 2007 have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net income, net change in cash and cash equivalents or stockholders’ equity.

Foreign Currencies

The balance sheets of the Company’s foreign subsidiaries, whose functional currency was their local currency through substantial completion of liquidation, are translated into United States Dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the year. The resulting translation adjustments are shown as a separate component of stockholders’ equity and as a component of comprehensive income (loss). Beginning in the fourth quarter of 2004, the functional currency of the Company’s foreign subsidiaries was changed to the US Dollar and all translation adjustments thereafter are included in the Consolidated Statements of Operations. Where substantial liquidation has occurred, the cumulative translation adjustment has been reversed and reported in gain (loss) from discontinued operations. See Footnote 3, Discontinued Operations and Dispositions, for a complete discussion of discontinued foreign operations.

Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income (expense), net. Exchange income (losses) in 2008 and 2007 were nominal. The Company has not entered into foreign currency forward exchange contracts or any other derivative instruments.

Investments

The Company accounts for investments in securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value in accordance with SFAS No. 157, Fair Value Measures (“SFAS 157”).

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of other comprehensive income (loss) in stockholders’ equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2008, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	December 31,
	2008	2007
Company 1	26%	23%
Company 2	18%	* *
Company 3	* *	21%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the vendors that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Year ended December 31,
	2008	2007
Distribution Partner 1	11%	10%
Distribution Partner 2	12%	*	*
Distribution Partner 3	11%	12%
Distribution Partner 4	11%	*	*
Distribution Partner 5	12%	*	*
Distribution Partner 6	* *	17%

** Less than 10%

Revenue Concentrations

The Company launched geo-targeting capability in the year ended December 31, 2008, resulting in increased international revenue. The United States and Canada accounted for 85% and 11%, respectively, of gross revenue for the year ended December 31, 2008.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year ended December 31,
	2008	2007
Advertising Networks	91%	89%
Publisher Solutions	9%	11%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Year ended December 31,
	2008	2007
Company 1	10%	16%
Company 2	15%	10%
Company 3	10%	* *

** Less than 10%

One publisher customer represented 85% and 77% of Publisher Solutions revenue for the years ended December 31, 2008 and 2007, respectively.

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

Internal Use Software Development Costs

The Company accounts for internal use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with the capitalization criteria of SOP 98-1, the Company has capitalized external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The Company expects to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

The Company’s capitalized software development costs were $7.4 million and $7.1 million with related accumulated amortization of $5.5 million and $4.9 million at December 31, 2008 and 2007, respectively. Amortization expense was $0.8 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. Capitalized software development costs are included in capitalized software and other assets and are amortized over two to three years.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is December 31 of each year.

The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of each reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. Management has determined that the Company has one reporting unit for purposes of goodwill testing.

The Company estimates the fair value of its single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.

The Company’s annual assessment of goodwill as of December 31, 2008 concluded that the fair value of the remaining goodwill balance of $9.8 million was impaired. This charge reflects the impact of the current economic environment on the Company’s common stock price. The Company was not required to record a goodwill impairment charge as a result of the 2007 review. See Footnote 3, Discontinued Operations and Dispositions, for further details.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company amortizes acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Consolidated Statements of Operations. The Company recorded impairment charges in loss from discontinued operations in both 2008 and 2007 as a result of the write down of the WiseNut and Furl assets. See Footnote 3, Discontinued Operations and Dispositions, for further details.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS 144, the Company reviews long-lived assets held or used in operations, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. SFAS 144 requires the subject assets to be tested for impairment at the lowest level of operations that generates cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit to be the lowest level of operation at which independent cash flows could be identified. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Due to the recent downturn in the macroeconomic environment, the Company tested its long-lived assets used in operations for impairment as of December 31, 2008 and determined they were not impaired.

Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose. For the year ended December 31, 2008, the Company recorded an impairment charge of $1.4 million related to the discontinued operations of the Furl asset held for sale. For the year ended December 31, 2007, the Company recorded an impairment charge of $1.6 million related to the discontinued operations of the Wisenut assets. See Footnote 3, Discontinued Operations and Dispositions, for further details.

Revenue Recognition

Online search advertising revenue is primarily composed of per-click fees that the Company charges customers. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes revenue share from licensing of private-labeled versions of the Company’s products.

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. The Company pays distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenues. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

The Company also enters into agreements to provide private-labeled versions of its products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; and other license fees. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), and FASB EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is $0.3 million and not significant at December 31, 2008 and 2007, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or whether economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.3 million and $0.4 million at December 31, 2008 and 2007, respectively. Bad debt expense included in sales and marketing expense is $0.2 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.

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

Share-Based Compensation

The Company accounts for share-based compensation costs in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Share-based Compensation (“SFAS 123”). SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss).

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations for the years ended December 31, 2008 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under the provisions of SFAS 123R the Company uses the Black-Scholes method of valuation for share-based awards granted. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.2 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

Product Development Costs

Research and development of new product ideas and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FASB Interpretation (“FIN”) No. 48 (“FIN 48”) effective January 1, 2007. In accordance with the provisions of FIN 48, the Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Comprehensive Income (Loss)

The Company has adopted the accounting treatment prescribed by SFAS No. 130, Comprehensive Income (“SFAS 130”). Items of comprehensive income (loss) that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Income (Loss) Per Share

SFAS No. 128, Earnings per Share (“SFAS 128”), establishes standards for computing and presenting net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average shares of

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two categories—Advertiser Networks and Publisher Solutions

As of December 31, 2008 and 2007, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) issued in 2001. Whereas SFAS 141 applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus the Company will be required to apply the provisions of SFAS 141R to any business acquisition which occurs on or after January 1, 2009, but this standard will have no effect on prior acquisitions. The effect of the adoption of SFAS 141R will depend upon the nature of any future business combinations undertaken.

In February 2008, the FASB issued FASB Staff Position (“FAS”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, Accounting for Leases and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on January 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

•

reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable;

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment under SFAS 144; and

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. The Company is currently reviewing the provisions of FSP FAS 142-3 to determine the impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

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

Level 1:	Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3:	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$17,279	$17,279	$—
Certificates of deposit	500	—	500

	17,779	17,279	500
Short-term investments:
Corporate bonds	5,195	—	5,195
Zero Coupon Municipal Bonds—California	958	—	958
United States government debt securities	2,032	—	2,032
Certificates of deposit	2,000	—	2,000

	10,185	—	10,185

Total assets measured at fair value	$27,964	$17,279	$10,685

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of our available-for-sale securities in an unrealized loss position was approximately $8.2 million, with an unrealized loss of an insignificant amount. All of the securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold these securities until the market values recover or the securities mature and has concluded that for those securities in an unrealized loss position, no other-than-temporary loss exists at December 31, 2008. As of December 31, 2008, the Company did not hold any investments categorized as level 3, auction rate securities or collateralized debt obligations.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine a single estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent with SFAS 157. At December 31, 2008, the Company did not adjust prices received from the pricing service.

3.    Discontinued Operations and Dispositions

Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its foreign legal entities, and reclassified its financial statements to reflect these foreign entity expenses as discontinued.

During 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. During 2007 the Company completed the substantial liquidation of its Australian subsidiary resulting in the Company recording the reversal of the cumulative translation adjustment of approximately $0.5 million. The Company also recorded additional amounts related to the liquidation of its various foreign legal entities that were not significant during 2008 and 2007. The Company expects to complete the dissolution of the final entities in 2009. As of December 31, 2008, there were no net assets related to the discontinued foreign legal entities. Net assets related to the discontinued foreign legal entities are included in current assets and were insignificant as of December 31, 2007.

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

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The various related websites and assets associated with the consumer products activities previously disposed of, and the foreign operations previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS 144. The results of operations related to assets to be disposed of, and of previously disposed assets, including related gains (losses) have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations.

At December 31, 2008, the Company continues to own Furl and the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Revenue	$105	$4,486

Gross profit	$64	$1,649
Product development expenses	918	2,611
General and administrative expenses	24	159
Restructuring charges	—	61
Impairment charges	1,391	1,645

Total operating expenses	2,333	4,476
Gain on disposal	726	14,461
Non-operating income, net	10	516

Gain (loss) from discontinued operations before income taxes	(1,533)	12,150
Income tax expense (benefit)	(12)	471

Net income (loss) from discontinued operations	$(1,521)	$11,679

Dispositions

The following table reflects the gain on disposal from discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
FindArticles	$—	$14,324
Net Nanny	506	37
Wisenet	220	—
Grubb	—	50
Zeal	—	50

	$726	$14,461

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. The sale proceeds were comprised of contingent purchase consideration of up to $3.5 million that may be realized at future dates based on the amount of revenue of the buyer. The Company recorded a loss on the sale of approximately $0.2 million in the first quarter of 2007 and contingent purchase consideration of approximately $0.3 million during the period from April 1 to December 31, 2007. For the year ended December 31, 2008, approximately $0.5 million of additional contingent purchase consideration was recorded. As a result of the sale the following assets and liabilities were removed from the Company’s books in 2007 (in thousands):

Other current assets	$30
Intangible assets, net	540
Deferred revenue and customer deposits	(322)

$248

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grub

The URL for Grub and certain source code were sold for $50,000 on July 12, 2007. These assets had no net book value.

Zeal

The URL and trademark for Zeal were sold for $50,000 on October 15, 2007. These assets had no net book value.

FindArticles

On November 5, 2007, the Company completed the sale of FindArticles to CNET Networks, Inc. for approximately $20.5 million, of which approximately $1.0 million was held in escrow as of December 31, 2007 and was collected in May 2008. The Company recorded an approximate $14.3 million gain, net of expenses of approximately $1.9 million, on the sale of FindArticles in the fourth quarter of 2007. As a result of the sale, the following assets and liabilities were removed from the Company’s books in 2007 (in thousands):

Property and equipment, net	$55
Capitalized software, net	150
Goodwill	4,126

Total	$4,331

Wisenut

The Company completed the shutdown of the Wisenut website and search functionality in September, 2007. As a result of the shutdown, the Company determined that the associated assets, consisting primarily of intangible assets and capitalized software, were impaired as of September 30, 2007. The assets were written down to their estimated net realizable value and an impairment charge in the amount of approximately $1.6 million has been recognized in gain (loss) from discontinued operations before income tax during the year ended December 31, 2007 comprised as follows (in thousands):

Property and equipment, net	$31
Capitalized software, net	323
Intangibles assets, net	1,305
Deferred revenue	(14)

Total	$1,645

In the second quarter of 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names for proceeds of approximately $0.2 million and realized approximately $0.2 million as a gain on sale of assets that is included in discontinued operations.

Assets Held for Sale

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008 Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles, were accounted for under the guidance of SFAS 144 as “assets held for sale.”

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008.

At December 31, 2008, the Furl assets accounted for under the guidance of SFAS 144 as “assets held for sale” are as follows (in thousands):

December 31, 2008
Property and equipment, net	$70
Capitalized software, net	739
Goodwill	486
Intangibles assets, net	97

Total assets held for sale	1,392
Less 2008 impairment	(1,392)

Assets held for sale at December 31, 2008	$—

4.    Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2008 and 2007 (in thousands):

December 31, 2008	Cost	Unrealized Gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,614	$—	$—	$4,614

Cash equivalents
Money market mutual funds	17,279	—	—	17,279
Certificates of deposit	500	—	—	500

Total cash equivalents	17,779	—	—	17,779

Total cash and cash equivalents	22,393	—	—	22,393

Short-term investments:
Certificates of deposit	2,000	—	—	2,000
Corporate bonds	5,204	—	(9)	5,195
United States government debt securities	2,004	28	—	2,032
Zero Coupon Municipal Bonds—California	981	—	(23)	958

Total short-term investments	10,189	28	(32)	10,185

Total cash, cash equivalents and short-term investments	$32,582	$28	$(32)	$32,578

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007	Cost	Unrealized Gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,914	$—	$—	$5,914

Cash equivalents
Money market mutual funds	8	—	—	8
Commercial paper	12,559	2	—	12,561
Repurchase Agreements	15,660	—	—	15,660
Certificates of deposit	1,600	—	—	1,600

Total cash equivalents	29,827	2	—	29,829

Total cash and cash equivalents	35,741	2	—	35,743

Short-term investments:
Corporate debt securities	10,463	7	(2)	10,468
Commercial paper	6,742	1	—	6,743
United States government agency notes	3,161	4	—	3,165
Asset-backed securities	88	—	—	88

Total short-term investments	20,454	12	(2)	20,464

Total cash, cash equivalents and short-term investments	$56,195	$14	$(2)	$56,207

Realized gains and realized losses were not significant for either of the years ended December 31, 2007 or 2008. As of December 31, 2008 and 2007, gross unrealized losses on investments were all in loss positions for less than 12 months.

5.    Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2008	2007
Escrow agreement assets	$—	$1,025
Prepaid investment bank retainer fees	325	50
Other current assets	550	553

Total	$875	$1,628

Escrow agreement assets relate to monies held in escrow in relation to the sale of certain of the Company’s consumer assets (see Footnote 3 Discontinued Operations and Dispositions), which were collected in May 2008.

In December 2007, the FASB issued SFAS 141R, which revised SFAS 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Prepaid transaction fees totaled $0.3 million and $0.1 million at December 31, 2008 and 2007, respectively, and have been appropriately recorded as prepaid assets under the guidance of SFAS 141 at December 31, 2008. Effective upon the adoption of SFAS 141R beginning in fiscal year 2009, the prepaid transaction fees will be expensed and future acquisition related costs will be expensed as incurred.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2008			December 31, 2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$16,362	$(13,393)	$2,969	$15,187	$(12,547)	$2,640
Furniture and fixtures	1,151	(1,105)	46	1,126	(1,090)	36
Software	3,765	(3,746)	19	3,771	(3,560)	211
Leasehold improvements	2,901	(2,564)	337	2,736	(2,222)	514

Total	$24,179	$(20,808)	$3,371	$22,820	$(19,419)	$3,401

Depreciation and amortization expense on property and equipment for the years ended December 31, 2008 and 2007, including property and equipment under capital leases, was $2.3 million and $2.4 million, respectively. Equipment under capital leases amounted to $3.1 million as of December 31, 2008 and $1.1 million as of December 31, 2007. Depreciation expense for equipment under capital leases for the years ended December 31, 2008 and 2007 was approximately $0.6 million and $0.1 million. Additionally, accumulated depreciation on equipment under capital leases was $0.7 million as of December 31, 2008 and $0.1 million as of December 31, 2007.

As a result of the shutdown of Wisenut assets in 2007, a portion of property and equipment, intangible assets, and capitalized software was written off. See Footnotes 3 and 7 for further disclosure.

During 2008, certain Furl assets were accounted for as “assets held for sale” and have been fully impaired at December 31, 2008. See Footnote 3, Discontinued Operations and Dispositions, for a complete discussion of Furl assets held for sale.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Goodwill and Intangible Assets

The following table reflects activity for goodwill and intangibles assets during the years ended December 31, 2008 and 2007 (in thousands):

Year Ended December 31, 2008	Balance at Beginning of Year	Additions	Impairment Charges	Amortization Expense	Reclass to Assets Held for Sale	Balance at End of Year
Goodwill	$10,296	$—	$(9,810)	$—	$(486)	$—

Intangible assets subject to amortization
Purchased technology	$964	$280	$—	$—	$(886)	$358
Accumulated amortization	(885)	—	—	(66)	886	(65)

Purchased technology, net	79	280	—	(66)	—	293

Trade name	1,062	—	—	—	(1,062)	—
Accumulated amortization	(894)	—	—	(71)	965	—

Trade name, net	168	—	—	(71)	(97)	—

Other intangibles	930	—	—	—	(930)	—
Accumulated amortization	(930)	—	—	—	930	—

Other intangibles, net	—	—	—	—	—	—

Total	$247	$280	$—	$(137)	$(97)	$293

Year Ended December 31, 2007	Balance at Beginning of Year	Additions	Impairment Charges	Amortization Expense	Disposals	Balance at End of Year
Goodwill	$14,422	$—	$—	$—	$(4,126)	$10,296

Intangible assets subject to amortization
Purchased technology	$10,179	$—	$(6,382)	$—	$(2,833)	$964
Accumulated amortization	(7,743)	—	5,077	(887)	2,668	(885)

Purchased technology, net	2,436	—	(1,305)	(887)	(165)	79

Trade name	1,743	—	—	—	(681)	1,062
Accumulated amortization	(912)	—	—	(288)	306	(894)

Trade name, net	831	—	—	(288)	(375)	168

Other intangibles	2,170	—	(80)	—	(1,160)	930
Accumulated amortization	(2,073)	—	80	(97)	1,160	(930)

Other intangibles, net	97	—	—	(97)	—	—

Total	$3,364	$—	$(1,305)	$(1,272)	$(540)	$247

Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value (see Footnote 1).

As of December 31, 2008, as a result of completing the annual goodwill impairment test with the assistance of a third party valuation specialist, the Company concluded that the carrying value of its single reporting unit

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeded its fair value. Due to the fact that SFAS 142 required the Company to allocate significant value to previously unrecognized identifiable assets, the remaining fair value that was allocated to goodwill was eliminated, resulting in an impairment of $9.8 million.

As a result of the shutdown of the Wisenut assets in 2007, a portion of intangible assets was written off as an impairment charge (see Footnote 3).

During 2008, certain Furl assets were accounted for as “assets held for sale” and have been fully impaired at December 31, 2008. See Footnote 3, Discontinued Operations and Dispositions, for a complete discussion of Furl assets held for sale.

Intangible asset amortization expense was $0.1 million and $1.3 million for 2008 and 2007, respectively, and was recorded in income (loss) from discontinued operations.

Estimated future intangible amortization expense is as follows (in thousands):

Year	Estimated Remaining Amortization of Intangible Assets
2009	$83
2010	93
2011	93
2012	24

Total	$293

8.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued compensation and related expenses	$722	$2,015
Accrued distribution and partner costs	3,173	3,541
Accrued legal costs and other professional service fees	499	921
Accrued legal proceedings liability	339	1,000
Accrued indemnification liability	1,019	—
Accrued equipment purchases	370	166
Income taxes payable	—	244
Other	568	550

Total accrued liabilities	$6,690	$8,437

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Footnote 13, Commitments and Contingencies, for complete discussion of the accrued legal proceedings and indemnification liabilities.

9.    Restructuring Charges

During the third quarter of 2008, the Company took actions aimed at further streamlining and focusing the organization on its search advertising business. As a result of the reorganization, the Company incurred charges of approximately $0.2 million with the termination of five employees and such charges are classified as restructuring charges on the Consolidated Statement of Operations. Substantially all of the liability associated with this action was paid during the fourth quarter of 2008.

In September 2007, the Company implemented a restructuring plan to eliminate 12 positions due to the Company’s decision to streamline the business. Severance charges associated with the reduction in force were approximately $0.2 million and were classified as restructuring charges on the Consolidated Statement of Operations.

The following table sets forth restructuring activity during the years ended December 31, 2008 and 2007 (in thousands):

Employee Severance Costs
Balance at December 31, 2006	$—
Restructuring costs included in continuing operations	162
Restructuring costs classified included in discontinued operations	61
Cash payments	(223)

Balance at December 31, 2007	—
Restructuring costs included in continuing operations	195
Cash payments	(193)

Balance at December 31, 2008	$2

10.    Lease Restructuring and Other Long-Term Liabilities

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities. Additionally, the Company entered into various subleases.

Lease restructuring and other long-term liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Lease restructuring	$1,160	$2,498
Sublease deposits	243	265

Total restructuring and other long-term liabilities	1,403	2,763
Less: current portion	(1,403)	(1,256)

Lease restructuring and other long term liabilities, net of current portion	$—	$1,507

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the lease restructuring liability was approximately $1.4 million and $2.8 million, respectively. Of these amounts, approximately $1.4 million and $1.3 million were included in the current portion of long-term liabilities as of December 31, 2008 and 2007, respectively.

In the second quarter of 2008, the Company subleased approximately 6,500 square feet for which the Company recognized a restructuring charge. The additional sublease resulted in a reduction of approximately $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit. The Company does not expect to incur significant further lease restructuring charges or receive additional benefits related to closing redundant leased facilities in 2008 as it has sublet most of its unused space.

The following table sets forth lease restructuring activity during the years ended December 31, 2008 and 2007 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2006	$3,832
Amortization of lease restructuring costs	(1,334)

Balance at December 31, 2007	2,498
Amortization of lease restructuring costs	(1,203)
Lease restructuring credit	(135)

Balance at December 31, 2008	$1,160

11.    Long-term Debt and Capital Leases

Long-term debt and capital leases consist of the following (in thousands):

	December 31,
	2008	2007
Note payable	$63	$126
Capital lease obligations	2,247	1,009

Total long-term debt and capital lease obligations	2,310	1,135
Less: current portion	(872)	(365)

Long-term debt and capital lease obligations, net of current portion	$1,438	$770

Note Payable

In January 2000, the Company issued an unsecured promissory note in the principal amount of approximately $0.5 million to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years.

Capital Lease Obligations

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an amount of up to $5.0 million for the purchase of computer equipment. This lease line of credit expired on March 30, 2008 and was available for equipment leases with rental terms from 36 to 48 months. Interest on the capital lease was calculated using interest rates ranging from 6.22% to 7.95% per annum. As of March 31, 2008, the Company had drawn down approximately $1.5 million from the available $5.0 million lease line of credit.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2008, the Company renewed its master equipment lease agreement with CNB for an amount of up to $3.5 million for the purchase of technical equipment. The renewed lease line of credit expired on December 30, 2008. Interest on the capital lease is calculated using interest rates ranging from 4.32% to 5.91% per annum. As of December 31, 2008, the Company had drawn down approximately $1.8 million from the renewed $3.5 million lease line of credit.

On January 22, 2009, the Company renewed its master equipment lease agreement with CNB for an amount of up to $1.7 million for the purchase of technical equipment. The renewed lease line of credit expires on April 30, 2009. Interest on new capital leases will be calculated using interest rates ranging from 6.11% to 6.30% per annum.

The agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of December 31, 3008 the Company was not in default on either agreement with CNB (see Footnote 13).

12.    Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. Upon adoption of FIN 48, the Company reduced its deferred tax assets relating to net operating loss carryforwards by approximately $2.8 million, with an equivalent reduction in the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2005. The tax years that remain subject to examination in state jurisdictions range from 2004 to 2007. Certain foreign jurisdictions remain open to examination by the major taxing jurisdictions for the tax years 2003 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 at December 31, 2008.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the year ended December 31, 2008.

The Company was in a net loss position in 2008 and a net income position in 2007. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes. For 2007, the Company incurred an alternative minimum tax expense due to the utilization limitations of the net operating losses.

Total income tax expense (benefit) for the respective periods was allocated as follows (in thousands):

	December 31,
	2008	2007
Income from continuing operations	$7	$(221)
Income from discontinued operations	(12)	471

Total	$(5)	$250

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes allocated to continuing operations is composed of the following (in thousands):

	December 31,
	2008	2007
Current
Federal	$—	$(187)
State	7	(34)

	7	(221)

Deferred
Federal	—	—
State	—	—

	—	—

Total	$7	$(221)

The primary components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforwards	$65,102	$63,745
Depreciation and amortization	6,967	5,793
Accruals and reserves	1,164	1,700
Tax credits	707	714
Share-based compensation	2,865	1,804

Total deferred tax assets	76,805	73,756
Less: valuation allowance	(76,805)	(73,756)

Total	$—	$—

As of December 31, 2008, the Company has net operating loss (“NOL”) carryforwards of approximately $176 million and $88 million for federal and state purposes, respectively. The Company also has an Alternative Minimum Tax (AMT) credit carryforward of approximately $0.3 million and $0.1 million for federal and state purposes, respectively and California EZ credits carryforward of approximately $0.6 million for the years ended December 31, 2008 and 2007. The NOL carryforwards will expire at various dates beginning in 2009 through 2027 if not utilized. Utilization of federal NOL carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred. The AMT tax credit carryforward may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47.0 million and $24.0 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2008 and 2007 due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $3.0 million and decreased by $6.2 million for the years ended December 31, 2008 and 2007, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	December 31,
	2008	2007
Federal tax rate from continuing operations	34.0%	34.0%
Impairment	-18.9%	0.0%
State taxes, including permanent differences	-0.1%	-0.1%
Change in valuation allowance	-14.3%	-33.8%
Tax benefits realized by discontinued operations	0.0%	2.9%
Other	-0.8%	-0.2%

Total	-0.1%	2.8%

13.    Commitments and Contingencies

As of December 31, 2008, future minimum payments under the note payable, all capital and operating leases and minimum sublease rental income are as follows (in thousands):

Year	Note Payable	Capital Leases	Operating Leases	Minimum Sublease Rental Income	Total
2009	$66	$921	$4,478	$(2,189)	$3,276
2010	—	885	—	—	885
2011	—	555	—	—	555
2012	—	78	—	—	78

Total minimum payments	66	2,439	$4,478	$(2,189)	$4,794

Less: amount representing interest	(3)	(192)

Present value of net minimum payments	63	2,247
Less: current portion	(63)	(809)

Long-term portion of note payable and capital lease obligations	$—	$1,438

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in the fourth quarter of 2009, certain of which space is sublet under cancellable and noncancellable subleases.

Rent expense under all operating leases for 2008 and 2007 amounted to approximately $1.2 million and $2.5 million (net of sublease income of approximately $2.8 million and $1.3 million), respectively. Rent expense is net of lease restructuring adjustments related to certain leased facilities (see Footnote, 10 Lease Restructuring and Other Long-Term Liabilities). Under the terms of the office lease agreement for the Company’s headquarters, the Company has two consecutive options to extend the term, each for a five-year period.

Letters of Credit

The Company has outstanding standby letters of credit (“SBLC”) related to security of a building lease and security for payroll processing services of $1.1 million at December 31, 2008 and 2007. The SBLC contains two financial covenants. As of December 31, 2008 and 2007, the Company was in compliance with all required covenants.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of December 31, 3008 the Company was not in default on either agreement with CNB (see Footnote 11).

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

On September 4, 2008, the Company agreed to indemnify one of its Publisher Solutions customers pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a Complaint, which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC Search & Media (“IAC”) and others, alleging that the Company’s AdCenter for Publisher violates the plaintiff’s patent and seeks injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, the Company entered into a Settlement Agreement with the plaintiffs whereby the Company agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, the Company also agreed to pay IAC’s defense costs in the Action which totalled approximately $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC.

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

The following table sets forth the indemnification liability activity, including the Settlement Agreement payment, IAC defense costs and the Company’s defense costs, during the year ended December 31, 2008 (in thousands):

Indemniciation Liability
Balance at December 31, 2007	$—
Indemnification costs included in general and administrative expense	1,076
Cash payments	(57)

Balance at December 31, 2008	$1,019

The indemnification liability is classified in accrued liabilities on the Company’s Consolidated Balance Sheet. (See Footnote 8)

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2008 and 2007.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of December 31, 2008, the Company has provided approximately $0.1 million of advertising credits to Class Members.

The following table sets forth the legal proceedings liability activity during the years ended December 31, 2008 and 2007 (in thousands):

Legal Proceedings Liability
Balance at December 31, 2006	$—
Estimated loss on settlement included in general and administrative expense	600
Deferral of proceeds from insurance settlement	400

Balance at December 31, 2007	1,000
Amounts paid to plaintiff’s counsel	(602)
Advertising credits provided to Class Members	(59)

Balance at December 31, 2008	$339

The indemnification liability is classified in accrued liabilities on the Company’s Consolidated Balance Sheet. (See Footnote 8)

14.    Stockholders’ Equity

Convertible Preferred Stock

The Company’s charter authorizes the board of directors to issue up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 2008, no shares of preferred stock were issued or outstanding.

Stock Repurchase Activity

On February 13, 2008, the Company repurchased approximately 5.2 million of its shares via a modified Dutch Auction tender offer (“Offer”) at $3.40 per share for a total cost of approximately $17.9 million. The

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock accepted for purchase represented approximately 22.5% of the Company’s common stock issued and outstanding as of February 13, 2008. Shares acquired pursuant to the Offer were canceled and returned to the status of authorized but unissued stock and are available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the Offer.

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

On February 29, 2008, the Company agreed to purchase approximately 0.8 million shares at an average price of $3.51 per share, for a total price of approximately $2.8 million, as part of the repurchase program authorized on February 26, 2008. This trade settled on March 5, 2008. On April 10, 2008, the Company canceled the approximately 0.8 million shares, and returned the shares to the status of authorized but unissued stock which is available for the Company to issue without further stockholder action, except as required by applicable law or the rules of the NASDAQ or any securities exchange on which the shares may be listed, for various purposes including, without limitation, acquisitions of other businesses, raising additional capital and the satisfaction of obligations under existing or future employee benefit or compensation programs or stock plans or compensation programs for directors. The Company has no current plans for issuance of the shares purchased in the stock repurchase program.

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

On October 1, 2007, the Company was removed from the official list of ASX Limited under listing rule 17.11, following its announcement and letter to CDI holders dated June 22, 2007, indicating the Company’s intention to be removed from the official list of ASX Limited. After the delisting, the remaining CDIs were converted into 851,475 shares of the Company’s common stock at a ratio of 1:1.

Share-Based Compensation

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal Media, Inc. and assumed all the stock options outstanding under the 1999 Zeal Media,

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. Stock Plan (the “Zeal Plan”). In April 2002, the Company acquired Wisenut, Inc. and assumed all the stock options outstanding under the Wisenut, Inc. 1999 Stock Incentive Plan (the “Wisenut Plan”). On June 19, 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. Share-based incentive awards are provided under the terms of these four plans (collectively, the “Plans”).

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 5.2 million and 6.3 million shares of common stock at December 31, 2008 and 2007, respectively. There were 1.4 million shares available to be granted under the Plans at December 31, 2008.

The Company accounts for employee stock options and awards under SFAS 123R and its related interpretations. Share-based compensation expense recorded during the years ended December 31, 2008 and 2007 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2008	2007
Sales and marketing	$382	$243
Product development	713	587
General and administrative	1,743	1,312
Loss from discontinued operations	44	150

Total share-based compensation	2,882	2,292
Less amounts capitalized as software development costs	(104)	(93)

Total share-based compensation expense	$2,778	$2,199

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2008 was $3.5 million and is expected to be recognized over a weighted-average period of approximately 2.4 years. The total fair value of equity awards vested during the years ended December 31, 2008 and 2007 was $2.8 million and $2.5 million, respectively.

The Company recorded share-based compensation of approximately $2.8 million and approximately $2.3 million for the years ended December 31, 2008 and 2007, respectively. Of these amounts, approximately $0.1 million and $0.1 million, respectively, were capitalized related to the development of internal-use software in accordance with SOP No. 98-1.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Awards

Stock option activity under the Plans during the years ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2006	2,741	$5.84
Granted	2,710	3.55
Exercised	(36)	3.35
Expired/forfeited	(1,074)	4.95

Options outstanding at December 31, 2007	4,341	4.65
Granted	1,221	3.44
Exercised	(46)	3.08
Expired/forfeited	(1,698)	5.18

Options outstanding at December 31, 2008	3,818	4.05	8.24	$2

Vested and expected to vest at December 31, 2008	3,461	$4.11	8.18	$2

Exercisable at December 31, 2008	2,156	$4.50	7.82	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of the Company’s stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options at year-end. The amount changes based on the fair market value of the Company’s stock.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.24 $ 3.19	692	8.34	$2.85	426	$2.86
3.20 $ 3.20	1,085	8.82	3.20	300	3.20
3.21 $ 3.68	804	8.95	3.58	540	3.57
3.70 $ 4.61	874	7.72	4.34	566	4.33
4.69 $20.55	363	5.55	9.17	324	9.70

1.24 $20.55	3,818	8.24	4.05	2,156	4.50

Stock Awards

During the year ended December 31, 2008, the Company issued 29 thousand shares of fully vested restricted stock, with a weighted average grant date fair value of $2.02 per share, under the Plans. There was no restricted stock issued under the Plans in the year ended December 31, 2007.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “ESPP”), which was approved by the shareholders in July 1999, the Company is authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period is 24 months, composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 500 shares per purchase period. For the years ended December 31, 2008 and 2007, participants under the ESPP purchased 28 thousand shares and 25 thousand shares, at average prices of $2.00 and $2.72, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2008 and 2007 was $0.74 and $1.21, respectively. ESPP share-based compensation expenses was not significant for the years ended December 31, 2008 and 2007. As of December 31, 2008, 478 thousand shares have been issued under the ESPP and 42 thousand shares remain available for issuance.

Share-Based Compensation Valuation Assumptions

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

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share were as follows:

Year Ended December 31,
	2008	2007
Employee stock options:
Volatility	61.4 - 78.1%	76.7 - 89.7%
Risk-free interest rate	1.44 - 3.26%	3.49 - 5.03%
Expected term (years)	4.59 - 5.84	3.58 - 5.50
Expected dividend yield	—	—
Weighted average grant date fair value	$2.17	$2.24

Employee stock purchase plan:
Volatility	50.3 - 59.4%	53.1 - 59.4%
Risk-free interest rate	0.44 - 3.58%	3.58 - 4.91%
Expected term (years)	0.5	0.8
Expected dividend yield	—	—
Annual forfeiture rate	—	—

Exercise of Employee Stock Options and Purchase Plans

The aggregate intrinsic value of options exercised for both the years ended December 31, 2008 and 2007 was approximately $0.1 million. The total cash received from employees as a result of exercises under all share-based compensation arrangements for the years ended December 31, 2008 and 2007 was $0.2 million and $0.2 million, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

15.    Net Income (Loss) per Share

In accordance with the requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007
Numerator—Basic and diluted
Loss from continuing operations	$(13,313)	$(8,248)
Income (loss) from discontinued operations	(1,521)	11,679

Net income (loss)	$(14,834)	$3,431

Denominator
Weighted average common shares outstanding:
Shares used to compute basic net income (loss) per share	17,886	22,904

Shares used to compute diluted net income (loss) per share	17,886	22,936

Loss from continuing operations per share:
Basic	$(0.74)	$(0.36)
Diluted	$(0.74)	$(0.36)
Income (loss) from discontinued operations per share:
Basic	$(0.09)	$0.51
Diluted	$(0.09)	$0.51
Net income (loss) per share:
Basic	$(0.83)	$0.15
Diluted	$(0.83)	$0.15

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities which include potential common stock relating to stock options for the years ended December 31, 2008 and 2007 were 18,549 and 32,574, respectively.

For the years ended December 31, 2008 and 2007, approximately 3.3 million and 2.2 million, respectively, of potential common stock related to outstanding stock options have been excluded from the calculation of diluted net loss per share as their respective exercise prices were more than the average market value for the respective periods.

16.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.1 million and $0.1 million for 2008 and 2007, respectively.

17.    Related Party Transactions

The Company compensated one of its board members, Jean-Yves Dexmier, fees totaling $170 thousand in connection with his board services for the Company and in connection with a Board Services Agreement, whereby Mr. Dexmier provided additional board services to the Company. Total amounts due to Mr. Dexmier at December 31, 2008 are insignificant.

The Company had a related-party investment in the BT LookSmart joint venture. Pursuant to the settlement agreement with British Telecommunications (“BT”) for the dissolution of the joint venture, LookSmart and BT were jointly liable for the costs incurred to shut down operations of the joint venture. In 2002, the Company and BT agreed to dissolve the joint venture. The remaining investment balance as of December 31, 2006 was $0.4 million. During 2007, the Company recognized an immaterial amount of joint venture income as well as received a distribution from the joint venture of approximately $0.4 million in the third quarter of 2007, as a result of winding down activities. As of December 31, 2007, the joint venture was dissolved.

18.    Quarterly Results of Operations (Unaudited and Restated)

Restatement of 2007 Quarterly Results

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities as described in Note 3. As a result, the Company reclassified in its 2008 quarterly filings on Form 10-Q amounts related to the consumer products activities to discontinued operations for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Prior to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company’s management determined that there were errors in the calculation of expenses reclassified to discontinued operations for the 2007 quarterly periods previously reported in its 2008 quarterly filings on Form 10-Q. Accordingly, the information in the table presenting quarterly data for the quarterly periods during the year ended December 31, 2007 has been restated from the amounts previously reported in the Company’s 2008 quarterly filings on Form 10-Q to correct for these errors. The correction of these errors did not have an impact on the Company’s previously reported unaudited interim condensed consolidated financial condition, cash flows or net income (loss).

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the effects of the restatements are as follows:

•

the Company has corrected for an error in the amount of depreciation expense reclassified to discontinued operations from continuing operations. This correction has increased product development expense from continuing operations and decreased product development expense from discontinued operations by approximately $0.3 million for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 and approximately $0.6 and $0.9 million for the six months ended June 20, 2007 and the nine months ended September 2007, respectively,

•

the Company has corrected for an error in the amount of cost of revenue reclassified to discontinued operations from continuing operation. This correction has increased cost of revenue from continuing operations and decreased cost of revenue from discontinued operations by $41 thousand for the three months ended March 31, 2007,

•

the Company has corrected for an error in the amount of restructuring expense classified as discontinued operations from continuing operations. This correction has decreased restructuring expense from continuing operations and increased restructuring expense from discontinued operations by $61 thousand for the three months ended September 30, 2007.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2008. This data has been derived from the unaudited interim condensed consolidated financial statements prepared on the same basis as the audited Consolidated Financial Statements contained in this Annual Report and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

The table below presents quarterly data for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008
Revenues	$14,944	$15,423	$17,092	$17,544
Gross Profit	5,423	6,184	6,774	7,386
Operating expenses	16,892	8,146	7,054	7,993
Loss from operations	(11,469)	(1,962)	(280)	(607)
Loss from continuing operations, net of tax	(11,376)	(1,716)	(40)	(181)
Loss from discontinued operations, net of tax	(1,073)	(5)	(136)	(307)
Net loss	(12,449)	(1,721)	(176)	(488)
Net loss per share—Basic
Loss from continuing operations per share	(0.67)	(0.10)	—	(0.01)
Loss from discontinued operations, net of tax	(0.06)	—	(0.01)	(0.01)
Net loss per share	(0.73)	(0.10)	(0.01)	(0.02)
Net loss per share—Diluted
Loss from continuing operations per share	(0.67)	(0.10)	—	(0.01)
Loss from discontinued operations, net of tax	(0.06)	—	(0.01)	(0.01)
Net loss per share	(0.73)	(0.10)	(0.01)	(0.02)
Weighted average shares outstanding use in computing basic net loss per share	17,044	17,038	16,998	20,458
Weighted average shares outstanding use in computing diluted net loss per share	17,044	17,038	16,998	20,458

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(restated)	(restated)	(restated)
2007
Revenues	$14,975	$11,287	$13,494	$11,922
Gross Profit	6,090	4,989	6,163	5,139
Operating expenses	7,538	8,569	8,338	8,480
Loss from operations	(1,448)	(3,580)	(2,175)	(3,341)
Loss from continuing operations, net of tax	(668)	(3,091)	(1,657)	(2,832)
Gain (loss) from discontinued operations, net of tax	13,911	(1,228)	(410)	(594)
Net income (loss)	13,243	(4,319)	(2,067)	(3,426)
Net income (loss) per share—Basic
Loss from continuing operations per share	(0.03)	(0.14)	(0.07)	(0.12)
Gain (loss) from discontinued operations, net of tax	0.61	(0.05)	(0.02)	(0.03)
Net income (loss) per share	0.58	(0.19)	(0.09)	(0.15)
Net income (loss) per share—Diluted
Loss from continuing operations per share	(0.03)	(0.14)	(0.07)	(0.12)
Gain (loss) from discontinued operations, net of tax	0.61	(0.05)	(0.02)	(0.03)
Net income (loss) per share	0.58	(0.19)	(0.09)	(0.15)
Weighted average shares outstanding use in computing basic net income (loss) per share	22,916	22,913	22,900	22,885
Weighted average shares outstanding use in computing diluted net income (loss) per share	22,921	22,913	22,900	22,885

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

During 2008, we remedied the two significant deficiencies identified during the 2007 general evaluation of internal control over financial reporting. There were two significant deficiencies identified during the course of the 2008 general evaluation of internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2009 annual meeting of stockholders (the “2009 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

LOOKSMART, LTD. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$323	$477	$371	$429
Allowance for returns	14	219	196	37
Deferred tax valuation allowance	79,921	—	6,165	73,756

Total	$80,258	$696	$6,732	$74,222

Year ended December 31, 2008:
Allowance for doubtful accounts	$429	$219	$371	$277
Allowance for returns	37	1,903	1,690	250
Deferred tax valuation allowance	73,756	3,049	—	76,805

Total	$74,222	$5,171	$2,061	$77,332

Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 16, 2009:

LOOKSMART, LTD.

By:	/s/ STEPHEN C. MARKOWSKI
Stephen C. Markowski Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward West and Stephen C. Markowski jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD F. WEST Edward F. West	Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ STEPHEN C. MARKOWSKI Stephen C. Markowski	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 16, 2009

/s/ MARK SANDERS Mark Sanders	Chair of the Board	March 16, 2009

/s/ JEAN-YVES DEXMIER Jean-Yves Dexmier	Director	March 16, 2009

/s/ TERESA DIAL Teresa Dial	Director	March 16, 2009

/s/ ANTHONY CASTAGNA Anthony Castagna	Director	March 16, 2009

/s/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	March 16, 2009

EXHIBIT INDEX

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

4.5++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.5++	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and September 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.13++	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14++	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

Number	Description of Document

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.18*++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement.

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42++	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43++	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.44++	Employment offer letter between the Registrant and its Vice President, Publisher Sales dated March 23, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

Number	Description of Document

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46++	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51+	Paid Listings License Agreement between the Registrant and PeakClick GMBM dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q on November 7, 2008).

10.52+	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008. (Filed with the Company’s Quarterly Report on Form 10-Q on November 7, 2008).

10.59++	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting firm

23.2*	Consent of Independent Registered Public Accounting firm

24.1*	Power of Attorney (Please see the signature page of this Report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “‡” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.