Form 10-K/A
period 2008-12-31
LOOKSMART LTD
filed 2009-04-30
CIK 1077866

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We are amending and restating in its entirety Part III and supplementing Part IV of the Report. This Form 10-K/A does not reflect events occurring after the filing of the Report and, other than the amendment described above, does not modify or update the disclosures in the Report in any way.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Our board of directors consists of six directors, one of whom is standing for election at our 2009 annual meeting of stockholders: Jean-Yves Dexmier. In addition to the director standing for election, we have three incumbent directors with terms expiring in 2010 and two incumbent directors with terms expiring in 2011. Our bylaws provide that the board of directors is divided into three classes. There is no difference in the voting rights of the members of each class of directors. Each class of directors serves a term of three years, with the term of one class expiring at the annual meeting of stockholders in each successive year. There are no family relationships among any directors, nominees for director or executive officers of the Company. The names, ages, positions with the Company and current terms of office of our directors as of April 30, 2009 are as follows:

Name	Age	Position	Expiration of Term
Jean-Yves Dexmier(1)(4)	57	Director	2009
Anthony Castagna (1)(2)	61	Director	2010
Teresa Dial (2)(3)	59	Director	2010
Mark Sanders (3)(4)	65	Chair of the Board	2010
Edward F. West	56	Director, Chief Executive Officer, and President	2011
Timothy J. Wright (1)(3)	44	Director	2011

(1)	Member of audit committee

(2)	Member of nominating and governance committee

(3)	Member of compensation committee

(4)	Member of strategic direction committee

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

Incumbent Directors Whose Terms Continue After the 2009 Annual Meeting

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

Teresa Dial has served as one of our directors since 2003 and was Chair of the board from July 2004 to June 2005. In 2008 she became Chief Executive Officer of Consumer Banking, North America, and Global Head of Consumer Strategy for Citigroup. From 2005 to 2008 she was Group Executive Director of Lloyds TSB and Chief Executive of Lloyds TSB Retail Bank. From 1973 until her retirement in 2001, Ms. Dial held various management roles at Wells Fargo & Co. including CEO of its subsidiary Wells Fargo Bank. She serves as a director of Citibank N.A., a subsidiary of Citigroup. She is a member of the Council of 100 at Northwestern University, the International Women’s Forum and Cambridge University’s Judge Business School Board of Advisors.

Mark Sanders was elected Chair of the board in July 2008. He has served as one of our directors since January 2003 and served as our Lead Director from October 2007 to July 2008. Mr. Sanders served as Chairman of Pinnacle Systems, a supplier of video creation, storage, distribution and streaming solutions, from July 2002 to March 2004. Mr. Sanders also served as a Director of Pinnacle Systems from January 1990 to March 2004 and as its President and Chief Executive Officer from January 1990 to July 2002. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders also serves on the board of directors of Bell Microproducts Inc., a computer storage and semiconductor company. Mr. Sanders holds a B.S. in Electrical Engineering from California Polytechnic University, Pomona and an M.B.A. from Golden Gate University.

The following persons are incumbent directors whose terms expire at the annual meeting of stockholders in 2011:

Edward F. West has served as one of our directors since November 2001 and was the Chair of the board from June 2005 through July 2008. In August 2007, Mr. West was appointed interim Chief Executive Officer and President of the Company and named the Chief Executive Officer and President in January 2008. Since 2003, Mr. West has served as Managing Director of Sage Partners LLC, an advisory services firm in venture development and strategic leadership. Mr. West also has served as a director for Memetrics, a global provider of testing and optimization solutions for marketers located in San Francisco, since January 2006 and for Advanced Ticketing Systems located in London since April 2006. Mr. West served as Chief Executive Officer of Colarity Corporation, a customer knowledge management company, from January 2001 to December 2003. From December 1999 to December 2000, Mr. West served as Chief Executive Officer of RealNames International, the global development subsidiary of RealNames Corporation, an Internet names and navigation platform provider. From May 1998 to December 1999, Mr. West served as Executive Vice President, Business Development, Sales and Marketing, at RealNames Corporation. From January 1996 to April 1998, Mr. West served as Chief Operating Officer of Softbank Interactive Marketing, a provider of marketing services and sales representation to Internet sites seeking interactive advertisers. Mr. West received an A.B. in Architecture/Urban Planning from Princeton University and an M.B.A. from Harvard Business School.

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

Executive Officers

Our executive officers, and their respective ages as of May 15, 2009, are as follows. Each executive officer is appointed by the board of directors until his or her successor is duly appointed or until his or her resignation or removal.

Name	Age	Position
Edward F. West	56	Chief Executive Officer, President, and Director
Stephen Markowski	49	Chief Financial Officer
Jonathan Ewert	45	Senior Vice President, Corporate Development
Stacey Giamalis	44	Senior Vice President Legal and Human Resources, General Counsel, and Secretary
Bert Knorr	60	Vice President, Technology
Michael Schoen	37	Vice President and General Manager, Advertising Platforms
Eltinge G. Brown	42	Vice President, Advertiser Networks Sales

Edward F. West has served as our Chief Executive Officer and President since January 2008. He served as our interim Chief Executive Officer and President from August 2007 to January 2008. He was chair of the board from June 2005 to July 2008, and has been a member of the board since November 2001. Mr. West received an A.B. in Architecture/Urban Planning from Princeton University and an M.B.A. from Harvard Business School.

Stephen Markowski has served as our Chief Financial Officer since August of 2008 and is responsible for leading the company’s finance, accounting and mergers and acquisitions activities. Prior to joining LookSmart, he spent seventeen years with Symantec Corporation, a global security and availability software and services provider, most recently as Vice President of Finance and Chief Accounting Officer. Prior to that, he served in a variety of positions with Symantec, including Vice President of Accounting, Tax & Treasury from October 2001 to July 2005 and as Tax Director from August 1990 to June 1998. Prior to joining Symantec, Mr. Markowski spent nine years with KPMG LLP, a public accounting firm, as a senior manager. He holds a Bachelor of Science degree in Commerce, Accounting from Santa Clara University.

Jonathan Ewert has served as our Senior Vice President, Corporate Development since April 2009. In this role, Mr. Ewert is responsible for expanding LookSmart’s business through a combination of acquisition, investment and strategic commercial transactions. He also focuses on cross-company business development and entry strategies for new markets. Mr. Ewert joined LookSmart in April 2007 as East Coast Vice President, Advertising and Publisher Services and was promoted to General Manager of Advertising Networks in September 2007 and to Senior Vice President in October 2008. Prior to joining the Company Mr. Ewert served as the CEO of ePALS until the sale of the company to In2Books in December 2006. Prior to ePALS, Mr. Ewert served as VP Business Development at eCommerce Solutions, and as VP of Marketing and Corporate Communications for Modem Media (NASDAQ: MMPT), where he led the preparation and positioning of the company for Modem’s successful IPO in 1999. Previously, Mr. Ewert served in a variety of management roles at Infoseek Corp. until the sale of the company to Disney in 1998. From 1991 to 1996, Mr. Ewert was vice president of Newspaper Voice Services, an interactive voice-response service bureau serving the publishing industry. Mr. Ewert earned his B.A. in Political Science from College of the Holy Cross.

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

Bert Knorr has served as our Vice President, Technology since September 2007. Mr. Knorr is responsible for Engineering, Operations, and Information Technology. Mr. Knorr joined LookSmart as VP, Engineering for Ad Products in June 2005. From December 2004 to June 2005, Mr. Knorr worked as a consultant. From the fall of 2003 to December 2004, Mr. Knorr was Vice President of Operations for Lycos.

Michael Schoen has served as our Vice President and General Manager, Advertising Platforms, since October 2008. In his role, Mr. Schoen is responsible for managing LookSmart’s distribution network, as well as product strategy and implementation of LookSmart’s AdCenter Platform, serving both advertisers and publisher licensees. He previously served as VP, Product since April 2004 and was promoted to an executive officer in June 2006. Mr. Schoen joined LookSmart as Director, Technology in October 2000 in connection with the Company’s acquisition of Zeal.com where he was responsible for Zeal’s community-contributed Internet directory. Mr. Schoen earned his A.B in Computer Science from Harvard College and an M.B.A. from the UCLA Anderson School of Management.

Eltinge G. Brown has served as our Vice President, Advertiser Network Sales since April 2009. He joined the Company in February 2009 as Vice President, Sales. He brings over 15 years of radio, print and online advertising sales and sales management experience to Looksmart. Mr. Brown currently leads Looksmart’s Sales and Managed Services groups, directly responsible for Looksmart’s revenue development and customer service. Prior to joining Looksmart, Mr. Brown most recently served as the Vice President of Sales, West for Tribal Fusion. From 2000 to 2007, Mr. Brown was a Director of Sales at GoTo.com, Overture Services, and Yahoo! Search Marketing. Before joining Goto.com, Mr. Brown held senior sales, and sales leadership positions with Deja.com, CMP Media, and three Northern California Radio Stations. Mr. Brown holds a B.A. in Broadcast Communication from San Francisco State University.

Board Committees and Meetings

In 2008, the board of directors held eight meetings. Each of the directors attended 80% or more of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served). The Company has a policy of encouraging board members’ attendance at annual stockholder meetings. In 2008, five of the board of directors attended the annual stockholder meeting.

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

Audit Committee. The audit committee functions in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), by overseeing the accounting and financial reporting processes of the Company, as well as audits of the Company’s financial statements. The audit committee operates under a written charter adopted by the board of directors and has the authority to select, and is directly responsible for the selection of, the Company’s independent registered public accounting firm. The audit committee approves the nature and scope of services to be performed by the independent registered public accounting firm, reviews the range of fees for such services, confers with the independent registered public accounting firm, reviews the results of the annual audit and the Company’s annual and quarterly financial statements, reviews with management and the independent registered public accounting firm the Company’s accounting and financial controls, and reviews policies and practices regarding compliance with laws and the avoidance of conflicts of interest. Currently, the audit committee consists of directors Castagna, Wright and Dexmier all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Dr. Dexmier was appointed as Chair of the audit committee in April 2007. Dr. Dexmier is an “audit committee financial expert” within the meaning of applicable SEC rules. In 2008, the audit committee held ten meetings. The charter of the audit committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Compensation Committee. The compensation committee has the authority to review and approve compensation for the Chief Executive Officer and other key employees, including cash, bonus incentives, executive perquisites, employment contracts, retention bonuses, and all other forms of compensation. The compensation committee is also responsible for administering the Company’s equity incentive plans and has the authority to delegate this responsibility to the Chief Executive Officer. Currently, the compensation committee consists of directors Wright, Sanders and Dial, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and

applicable rules and regulations of the Securities and Exchange Commission. Mr. Sanders was appointed as Chair of the compensation committee in July 2004. In 2008, the compensation committee held nine meetings. The charter of the compensation committee is available for viewing and download at
http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Nominating and Governance Committee. The nominating and governance committee develops and implements policies and processes regarding corporate governance matters, assesses board membership needs and makes recommendations regarding potential director candidates to the board of directors. Currently, the nominating and governance committee is composed of directors Castagna and Dial, both of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Castagna was appointed Chair of the nominating and governance committee in June 2002. In 2008, the nominating and governance committee held two meetings. The nominating and governance committee will consider nominees recommended by stockholders as described further below in “Nomination of Directors.” The charter of the nominating and governance committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Strategic Direction Committee. The strategic direction committee reviews and advises the Board of Directors regarding the Company’s overall strategy. Currently, the strategic direction committee is composed of directors Dexmier and Sanders, both of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Dr. Dexmier was appointed Chair of the strategic development committee in October 2007. In 2008, the strategic development committee met seventeen times.

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

LookSmart stockholders may recommend individuals to the nominating and governance committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to: LookSmart Nominating and Governance Committee, c/o General Counsel, 625 Second Street, San Francisco, CA 94107. The recommendation must include any relevant information, including the candidate’s name, home and business contact information, detailed biographical data and qualifications, and information regarding any relationships between the candidate and the Company within the last three years. LookSmart stockholders also have the right to nominate director candidates without any action on the part of the nominating and governance committee or the board, by following the advance notice provisions of LookSmart’s bylaws as described below under “Advance Notice Procedures for Stockholder Proposals”. The Nominating & Governance Committee did not receive any director nominations from any stockholders.

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

Code of Ethics

LookSmart has adopted a code of ethics (referred to as the LookSmart Code of Business Conduct and Ethics) applicable to all directors, officers and employees of the Company and has established a hotline available to all employees on a confidential basis. The LookSmart Code of Business Conduct and Ethics is publicly available at
http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act and the rules thereunder of the Securities and Exchange Commission require the Company’s directors, officers and beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the Commission. Securities and Exchange Commission regulations require that the Company be furnished with copies of these reports. Personnel of the Company generally prepare these reports on behalf of the directors and officers on the basis of information obtained from each director and officer. Based solely on a review of these reports and on such information from the directors and officers, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act to be filed during the year ended December 31, 2008 were filed on time.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Design of Compensation Program

The Company’s executive compensation program is intended to attract and retain executives and to incent them to achieve Company objectives and increase long-term enterprise value.

Compensation Mix

The Company’s executive compensation program is intended to provide a mix of fixed compensation and “at-risk” (variable) compensation including increased equity value, that is realized only if certain financial Company objectives are met or if the long-term enterprise value of the Company increases. In determining the mix among the forms of compensation used, our Compensation Committee (“Committee”) weighs various factors including the need to attract, retain and motivate executives; the alignment of variable compensation with our stockholders’ interests; the compensation practices of companies with whom we compete or could compete for talent; and factors related to the individual position.

Process for Setting Compensation

On an annual basis our Committee approves total compensation, total cash compensation and individual elements of compensation for our executive officers and sets general compensation policies, goals and guidelines for our non-executive officers. This process typically occurs in the first two months of the fiscal year, after the Company’s operating plan for the ensuing year has been approved by our board of directors. For 2009, the Committee’s 2009 review commenced with respect to certain promotional matters in October 2008. While the Company does not generally work with an outside compensation consultant, the Committee occasionally consults with Compensia, Inc. and in 2008 did so in conjunction with consideration of a program to allow directors and executive officers to convert earned directors’ fees and executives’ cash incentive payments into stock. Compensia, Inc. is an independent third party and is not affiliated with or related to any member of our board of directors or any of our officers. Compensia, Inc. provides no consulting services to the Company other than its services to the Committee.

In establishing total compensation for executive officers, our Committee reviews information for each officer including: (i) existing total compensation and each element and level of existing compensation, (ii) market data concerning total compensation and each element and level of compensation from Radford or Croner’s compensation surveys for the applicable position(s), and (iii) market data concerning total compensation and each element and level of compensation of publicly-traded benchmark companies using a service from Equilar, an independent agency, for the applicable position(s). The benchmark companies are selected based on industry, competition for talent, whether the company is of a comparable size to the Company in terms of revenue and other applicable characteristics. For 2008 compensation, the benchmark companies consisted of the following: 24/7 Real Media, ADAM Inc., Aptimus Inc., ART Technology Group Inc., Bankrate Inc., EDGAR Online Inc., InfoSpace Inc., Local.com, Internet Capital Group Inc., The Knot Inc., MIVA Inc., PlanetOut Inc., Insure.com, Inc., Traffix Inc., Travelzoo Inc., Tucows Inc. and Website Pros Inc. For 2009 four of the 2008 benchmark companies were absent either because they were no longer publicly reporting their compensation information or because they did not report their compensation information prior to the Committee commencing its 2009 review. Thus, for 2009 our Committee added four new benchmark companies that shared relevant characteristics with the Company and otherwise met its selection criteria. Also, for 2009 compensation our Committee used one benchmark company that was used for 2007 compensation but was absent from the 2008 benchmark group because they did not report their compensation information prior to the Committee commencing its 2008 review. For 2009 compensation, the benchmark companies consist of the following: ADAM Inc., ART Technology Group Inc., Bankrate Inc., Banks.com, Inc., Chordiant Software, Inc., EDGAR Online Inc., InfoSpace Inc., Internet Brands, Inc., Local.com, Internet Capital Group Inc., The Knot Inc., MIVA Inc., PlanetOut Inc., Think Partnership Inc., Insure.com, Inc., Travelzoo Inc., ValueClick Inc. and Website Pros Inc.

For total executive compensation our Committee gives heavy consideration to the market median and average from market data consisting of compensation surveys and benchmark companies’ information but does not target a specific level. Our Committee notes and may make adjustments for differences in the Company’s size and performance against the size and performance of the benchmark companies in terms of revenue growth, revenue, net income growth, net income, stockholder returns, and other performance characteristics we deem important to the Company’s situation and objectives. In determining total cash compensation for executives, our Committee considers whether equity grants for the same period would be at, below or above the median and average of the market data and their impact on total target compensation levels. In determining equity grants for executives, our Committee considers existing and proposed equity grant amounts for such executives and the gain to the holder at various market values. Because individual experience, the Company’s strategy and market position and other factors are taken into account in determining compensation, any given executive may have total compensation at, above, or below the median or average of the relevant market data.

The Company’s Chief Executive Officer, Chief Financial Officer and Senior Vice President, Legal and Human Resources play a role in determining executive compensation. Our executive officers create the annual operating plan, which forms a basis for the cash incentive plan; suggest comparator companies for inclusion in the Company’s executive compensation benchmark group where there are not sufficient benchmark companies from the prior year; and suggest individual executive objectives tied to Company strategic objectives for any portion of our cash incentive plan that is based on individual executive’s achievement, among other activities. Also, our Chief Executive Officer evaluates the performance of executive officers.

Elements of Compensation

The Company’s executive compensation program consists of four elements: base salary, cash incentives paid pursuant to our incentive plan, stock option grants and general benefit programs. In addition, we offer change of control and severance compensation benefits to our executive officers, as well as the opportunity to convert earned cash incentive payments into Company stock. Other forms of compensation (for example, spot bonuses or relocation expense reimbursement) may be used in individual circumstances as appropriate, upon the approval of our Committee. For example, in July 2008 our Committee approved a $5,000 discretionary “spot” bonus to Mr. Kaufman to reward him for obtaining payment of stale customer account balances. Each element of compensation is reviewed individually, considered collectively with the other elements of the Company’s compensation program, and reviewed in light of the Company’s operating plan for the ensuing period to provide consistency between the objectives of that particular element of compensation, the overall compensation program and the operating plan.

Other than as set forth in this Compensation Discussion and Analysis or previously publicly disclosed, the Company has not modified its 2009 employment or severance arrangements with any of the named executive officers. In addition, these executives continue to serve on an “at-will” basis.

Base Salary. We pay base salary to attract and retain executives and to compensate our executives on a regular basis for performing their specific job responsibilities. Base salaries represent a fixed portion of compensation and vary by position.

Base salary for an executive position is initially determined by reviewing both salary and total cash compensation data provided by one or more sources of market data such as Radford’s or Croner’s compensation survey for the comparable position. In setting an executive’s compensation for such position in light of the market data, our Committee may take into account factors related to the individual executive, the position, and the Company; as well as the base salary and responsibilities of the position relative to other Company executives’ base salary and their responsibilities. Upon Stephen Markowski becoming our Chief Financial Officer in August 2008, his base salary was set at $275,000 per year.

Merit-based increases in salary for executives are based on the same range of salary increases as the Company uses for its non-executive employees as recommended by our Committee. The range is set such that it results in an average company-wide increase as recommended by our Committee, taking into account factors such as the nationwide or regional average merit increase, the competitive landscape for talent and the Company’s need for talent and ability to compete for talent. In determining each individual executive’s salary increase within the range, our Committee primarily considers the individual executive’s performance, both on an absolute basis and relative to other executives, and the pay level of such executive relative to relevant market data.

In February 2008, as part of its 2008 compensation review, the Committee approved the following merit-based salary increases to our named executive officers: Mr. Ewert, 10%; Mr. Kaufman, 5%; Ms. Giamalis, 4%; Mr. Knorr, 3%; and Mr. Gibson, 2%. The Committee determined net to provide Mr. West a merit-based increase based on various factors including his tenure in his position. In February 2009, as part of its 2009 compensation review, in light of market conditions, the Committee determined not to provide any merit-based salary increases for Company employees, including named executive officers.

Promotion-based increases in salary for executives are determined by the Committee in light of the market data and other factors related to the individual executive, the position, and the Company, as well as the compensation and responsibilities of the position relative to other Company executives’ compensation and their responsibilities. Promotion-based increases in salary are based on the same range of promotional salary increases as the Company uses for its non-executive employees as recommended by our Committee. Promotion-based salary increases for all Company employees are required to come within the annual promotions budget determined by our Committee for our employee base.

In October 2008, the Committee approved a promotion-based salary increase for one named executive officer who was assigned additional responsibilities as a result of the Company’s review and restructure of its Publisher Solutions business. The Committee approved a 10% promotional salary increase for Jonathan Ewert, its then Senior Vice President and General Manager, Advertising Networks.

Cash Incentive Plan. We award payments pursuant to our cash incentive plan to incent executives to achieve financial and strategic Company objectives (which we believe aligns their interests with those of our stockholders) and to attract and retain executives. Payments made pursuant to our cash incentive plan represent variable compensation, and cash incentive target levels vary by position. Among all compensation paid to executives, cash payments paid pursuant to our incentive plan represent the most direct link between compensation levels and short-term corporate performance. Our cash incentive plans for our executives are the same programs we use to compensate our eligible non-executive employees. The cash incentive plan for executives for fiscal year 2008 was entitled the 2008 Executive Team Incentive Plan, or ETIP. In order to align cash incentives more closely to the expected return to stockholders and to increase motivation to accomplish Company goals, for the 2008 ETIP the Committee implemented a payment structure to pay most of each named executive officer’s cash incentive quarterly based on quarterly performance objectives (with a portion remaining payable based on annual performance objectives). At or prior to the beginning of each quarter of 2008 the Committee approved the target goals and associated payouts for the ensuing quarter under the 2008 ETIP, and after the financial results for each quarter were determined the Committee approved the attainment levels and associated payouts for such quarter. Similarly, at or prior to the beginning of fiscal year 2008 the Committee approved the target goals and associated payouts for portion of the cash incentive payable based on annual financial objectives, and after the financial results for 2008 were determined the Committee approved the attainment levels and associated payouts for the portion of the cash incentive payable based on annual financial objectives.

The target cash incentive level for an individual executive position is initially determined by reviewing both cash incentive and total cash compensation data provided by one or more sources of market data such as Radford’s or Croner’s compensation survey for the comparable position. In setting an individual executive’s target cash incentive level, our Committee reviews the median levels at our peer companies, as well as factors related to the individual executive; the individual executive’s position; the Company; and the cash incentive level and the responsibilities of the position relative to other Company executives’ cash incentive levels and their responsibilities. The Company’s cash incentive payments are determined by the actual achievement of underlying performance objectives.

Our Committee does not regularly adjust target cash incentive levels as part of its annual review. However on occasion, as part of its annual review of total cash compensation for executives, the Committee may adjust the target cash incentive level for selected individual executives due to promotions, changes in total cash compensation of other companies (as evidenced by market data and with heavy consideration given to the market median or average), as a partial implementation of a cash compensation increase, or other factors.

Accordingly, in October 2008, the Committee approved a promotion-based target cash incentive level increase for one named executive officer who was assigned additional responsibilities as a result of the Company’s review and restructure of its Publisher Solutions business. The Committee approved a 15 percentage point increase in target cash incentive for Michael Schoen, its Vice President and General Manager, Advertising Platforms, because it determined that Mr. Schoen’s existing variable compensation was low given the responsibilities of his new position, Accordingly, Mr. Schoen’s cash incentive under the 2008 ETIP went from 25% to 40% of his base salary for performance at 100% of plan target. Also, in March 2009, in light of a change in Mr. Ewert’s responsibilities from sales to corporate and business development, our Committee determined that Mr. Ewert’s existing variable compensation was high given the responsibilities of his new position and lowered Mr. Ewert’s cash incentive from 70% to 50% of his base salary for performance at 100% of plan target.

The Company’s 2008 ETIP was based on both quarterly and annual performance objectives, including corporate financial objectives. One-fifth of each named executive officer’s 2008 cash incentive was based on attainment of each of the four fiscal quarter’s financial objectives and paid after such quarter’s financial performance is reported publicly, for a total of four-fifths, and one-fifth of each named executive officer’s cash incentive was based on attainment of 2008 annual performance objectives and paid after 2008 financial performance was reported publicly (at the same time as fourth quarter results are reported publicly).

For the Company’s cash incentive plans, our Committee approves quarterly and annual corporate financial objectives based on our operating plan for the ensuing period, the weighting towards the total cash incentive of each objective, and payout percentages upon certain levels of achievement of each objective. In making these determinations, our Committee considers the expected return to Company stockholders for certain levels of achievement of these objectives, the incentive to the executives to attain minimum and higher levels of achievement of the objectives, and other factors. Because the Company’s business evolves during the performance period, the Committee cannot predict achievement with certainty at the time it sets corporate financial performance objectives.

For 2008, all of the quarterly and annual performance objectives for the 2008 ETIP were financial performance objectives. The performance objectives for all named executive officers except Messrs. Ewert and Kaufman were Company revenue and the profitability measure Company net income/loss (for each of the first two quarters of 2008) or Company operating income/loss (for each of the third and fourth quarters of 2008 and the one-fifth of the cash incentive based on 2008 performance). These performance objectives together accounted for 100% of each such named executive officer’s cash incentive payout under the 2008 ETIP. For Messrs. Ewert and Kaufman, due to their general management responsibilities, the performance objectives for the 2008 ETIP consisted of quarterly and annual line of business revenue; line of business contribution margin; and other line of business revenue, all of which together accounted for 100% of his total cash incentive payout under the 2008 ETIP. In March 2009, in light of a change in Mr. Ewert’s responsibilities from sales to corporate and business development, in conjunction with lowering Mr. Ewert’s cash incentive our Committee determined that Mr. Ewert’s cash incentive beginning with the second quarter 2009 should be based 50% on individual objectives and 50% on the 2009 ETIP.

In September 2008, having experienced difficulties in using net income or loss as the profitability measure due to the 2008 ETIP attainment and payout slopes being based on percentage of target and the small dollar amounts associated with the Company’s net income results, as well as the necessity of excluding significant non-recurring positive and negative impacts on the net income attainment, the Committee determined to change the profitability measure for the 2008 ETIP from Company net income or loss to Company operating income or loss excluding stock-based and variable compensation.

The 2008 ETIP contained minimum threshold amounts for each of the corporate financial objectives. Provided that each of the minimum threshold amounts for the corporate financial objectives were achieved, for 2008 each of Messrs. Gibson, Knorr and Markowski and Ms. Giamalis had the potential to earn 60%-150% of his or her target cash incentive (as prorated where applicable to reflect a partial year of service); Messrs. Ewert and Kaufman had the potential to earn 60%-200% of his target cash incentive; and Mr. West had the potential to earn 60%-300% of his target cash incentive.

For the first quarter of 2008, for all named executive officers, slightly more than 100% of the target cash incentive levels were achieved, but less than the maximum cash incentive levels were achieved. Messrs. West, Gibson and Knorr and Ms. Giamalis were paid out at 108% of target, Mr. Ewert was paid out at 105% of target and Mr. Kaufman was paid out at 101% of target for the first quarter. For the second and third quarters of 2008, for all named executive officers, the minimum threshold amounts for the corporate financial objectives were achieved, but less than 100% of the target cash incentive levels were achieved. Messrs. West, Gibson and Knorr and Ms. Giamalis were paid out at 81% of target for the second quarter and they and Mr. Markowski, who joined us in August 2008, were paid out at 41% of target for the third quarter (prorated to reflect time served in the case of Mr. Markowski). Mr. Ewert was paid out at 89% of target for the second quarter and 84% of target for the third quarter. Mr. Kaufman was paid out at 44% of target for the second quarter but separated from the Company during the third quarter such that he was not eligible for nor paid any cash incentive for the third or fourth quarters nor for the 2008 fiscal year. For the fourth quarter of 2008, for all named executive officers except Mr. Ewert, the minimum threshold amounts for the corporate financial objectives were not achieved and no cash incentives were paid. With respect to Mr. Ewert, for the fourth quarter of 2008, at least one of the minimum threshold amounts for the corporate financial objectives was achieved, but less than 100% of the target cash incentive level was achieved. Mr. Ewert’s payout for the fourth quarter was 38% of target. For the 2008 fiscal year, for all named executive officers, the minimum threshold amounts for the corporate financial objectives were achieved, but less than 100% of the target cash incentive levels were achieved. Messrs. West, Gibson, Markowski and Knorr and Ms. Giamalis were paid out at 42% of target (prorated in the case of Mr. Markowski) and Mr. Ewert was paid out at 81% of target for the 2008 fiscal year.

Mr. Bush separated from the Company in January 2008 and was not eligible for nor paid any cash incentive under the 2008 ETIP.

Our ETIPs are not structured to qualify as “performance-based compensation” under Internal Revenue Code section 162(m) in order to allow our ETIPs to be structured more effectively to meet our business goals, and in light of total cash compensation levels being below the section 162(m) limit. See further discussion of deduction issues arising under Code Section 162(m) below in “Compliance with Internal Revenue Code Section 162(m).”

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

New hire option grant levels for executives are determined by reference to market data and previous new hire option grants by the Company for relevant positions, among other factors. Mr. Markowski received a new hire option grant of 150,000 shares in August 2008. As a general matter, new hire grants for executives vest beginning on their hire date and 25% of each option becomes exercisable on the first anniversary of the vesting commencement date, with 1/48 th of the option shares becoming exercisable each month thereafter. With respect to Mr. West, in order to attract and retain Mr. West and to emphasize equity incentives and de-emphasize base salary and cash incentives, his new hire grant made in August 2007 began to vest on his hire date with 1/24th of each option becoming exercisable each month after his hire date. New hire grants for executives are granted by our Committee.

As part of its annual review of executive compensation, our Committee recommends and grants “refresher” grants to executives in conjunction with annual refresher grants to all eligible employees. Annual refresher grants typically vest beginning on the date of grant or the date the Committee approves the Company refresher grant pool amount and 1/48 of each option becomes exercisable each month after the vesting commencement date. In determining the amount of each individual executive’s refresher grant, the Committee reviews annual equity grant and total potential ownership information of benchmark companies, with heavy consideration given to the median and average grant amounts for the relevant position at the benchmark companies. In determining the amount of each executive’s refresher grant in light of the market data, the Committee may take into account factors related to the individual executive, including his or her current level of actual and potential ownership, his or her current level of equity incentive, and his or her responsibilities and changes to those responsibilities; factors related to the Company, including the shares available for grant under the relevant plan and the expenses and dilution associated with the equity grant; the equity position and responsibilities of the executive compared to the equity position and responsibilities of other Company executive officers; and the total cash compensation paid to the executive, including whether that total cash compensation is at, below or above the median or average of the market data.

In light of the amount of refresher grants approved in November 2007, and in order to be judicious in its use of the capitalization of the 2007 Equity Incentive Plan, our Committee has not approved any refresher grants for Company employees, including named executive officers, since November 2007.

As a general matter, with respect to both new hire and any refresher grants to named executive officers, the vesting of such option grants are subject to the change of control provisions of the executive’s employment arrangement.

Equity Grant Practices. In 2008 and the last several years, we have not granted restricted stock units, share appreciation rights or any equity vehicles other than stock options except that, in order to increase Company share ownership among its executive officers, for 2008 our Committee determined to allow executive officers, including named executive officers, to convert any or all of their earned cash incentive under the 2008 ETIP into common stock under the 2007 Equity Incentive Plan based on the market value of the Company’s common stock at the time the incentive payments are processed, which is promptly after the Company’s financial results for the applicable period are reported publicly. Further, in July 2008, in conjunction with its approval of a program to allow directors to convert earned directors’ fees into Company stock, and in order to incent directors and executive officers to convert earned cash into Company stock in order to increase Company share ownership, our Committee determined that with respect to the second and ensuing quarters of 2008, the conversion of earned cash incentive under the ETIP into Company common stock will be based on the market value of the Company’s common stock plus an uplift of 15% in return for the director or executive officer agreeing to hold the shares for at least one year. Accordingly, with respect to 2008 ETIP payments net of taxes, Mr. West converted $27,791 of his earned cash incentive into 11,159 shares of Company stock; Mr. Ewert converted $700 of his earned cash incentive into 102 shares of stock; Ms. Giamalis converted $1,725 of her earned cash incentive into 1,231 shares of stock; Mr. Knorr converted $5,000 of his earned cash incentive into 611 shares of stock; and Mr. Markowski converted $1,000 of his earned cash incentive into 1,138 shares of stock.

For all stock options that we grant, the exercise price for these grants is equal to the closing fair market value of our common stock on the date of grant.

Prior to April 2009, our Committee and board of directors had a practice that, with respect to any stock option grants by the Committee or the board that would otherwise be granted during the last month of a quarter, the Committee and the board made those grants after the second day following the public disclosure of the Company’s financial results for that quarter (but not later than 45 days after the end of that quarter), unless the Committee or the board deemed it necessary, appropriate or advisable to do otherwise. In November 2007, the Committee amended its equity grant practices with respect to new hire grants to approve them as close to the first business day of each month as possible. This practice did not extend to new hire and promotional grants that the board had previously authorized the Company’s chief executive officer (or, in his or her absence, our Committee chair) to make to non-executives.

In April 2009, our Committee amended and restated the above equity grant practices as follows. With respect to any new hire and promotional grants to officers, assuming Committee approval at least two weeks prior to the date of grant, such grants will be effective the first business day of month after the hire or promotion occurs. With respect to any refresher grants to officers and other Company employees, assuming Committee approval, such grants will be effective on August 15 or February 28 (or the next business day) , whichever date ensues after Committee preapproval. With respect to annual directors’ grants, assuming Committee approval, such grants will be effective the first business day of month after the Company’s annual meeting of stockholders. As the Committee deems advisable and appropriate, the Committee may also make grants between the second day following the public disclosure of the Company’s financial results for a fiscal quarter and the first day of the last month of a fiscal quarter.

Our board of directors has delegated to the Company’s chief executive officer (or, in his or her absence, our Committee chair) the authority to grant new hire and promotional stock option grants to non-officers on a weekly basis as needed. Our chief executive officer (or, in his absence, our Committee chair) typically makes these new hire and promotional grants to non-officers on the first business day of each week as needed.

Benefit Programs. We offer health, welfare, life insurance, stock purchase, relocation and 401(k) programs to all eligible employees to attract and retain them and to provide them with a level of health and financial security. Our benefit programs to all employees, including executives, include the following components: medical, dental, vision, short-term and long-term disability, employee assistance program, flexible spending accounts, life and accidental death and dismemberment insurance, the 1999 Employee Stock Purchase Plan (“1999 ESPP”), which is a tax-qualified plan under Internal Revenue Code section 423, paid time off, sick time, pre-tax commuter, parking and other similar benefits and discounted legal and other professional services. These benefits are provided through an outsourced human resources service provider to limit our program costs and provide quality programs. Our 1999 ESPP provides for a 15% discount to the lower of the market price at the end of the purchase period or the market price at the beginning of the offering period. With respect to our 401(k) plan, we match employee contributions up to a maximum of $3,000, and such contributions vest 50% after the first year of employment and vest 100% after the second year of employment. We periodically review the performance of our plan administrator, plan provider and other 401(k)-related vendors with an objective of keeping costs down while maintaining a quality plan.

We may also offer relocation benefits, which may include income tax “gross-ups” on those benefits to the extent taxable, to all employees. The benefit level and availability of tax “gross up” varies by position.

There are no benefits available to executives that are not available to other eligible employees, except that (i) we do maintain change of control and severance arrangements with our executive officers with benefit levels determined based on position, as described below in the section entitled “Post-Termination Compensation and Benefits” and (ii) we offer executive officers the opportunity to convert earned cash incentive payments into Company stock. We offer these benefits to attract and retain executives. In December 2008, as previously reported, the Company changed the terms of its change of control and severance arrangements in order to bring them into compliance with Section 409A of the American Jobs Creation Act of 2004.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Code provides that a company may not deduct compensation paid to certain executive officers in excess of $1,000,000 per officer in any one year, except for “performance-based” compensation. Total cash and non-cash compensation subject to 162(m) compensation paid to or recognized by the Company’s named executive officers in 2008 did not exceed the $1,000,000 limit per officer. We expect that the total cash compensation to be paid to executive officers in 2009 will not exceed this limit. We believe that income recognized by executive officers with respect to any options granted in 2008 will be fully deductible under Section 162(m). In addition, we expect that any options granted under the LookSmart 2007 Equity Incentive Plan in 2009 will be fully deductible under Section 162(m). While the Company may from time to time grant equity awards that are not fully deductible under Section 162(m), we continue to consider the deductibility of all components of compensation and we have designed the LookSmart 2007 Equity Incentive Plan to permit us to grant cash and equity awards that will qualify as “performance-based compensation.” The Committee intends to continue monitoring this issue and to review compensation practices in a manner that maximizes, to the extent practicable in light of other relevant business factors, the deductibility of our executives’ compensation.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. Final regulations under Section 409A were released in April 2007. The Company believes that payments under its change of control and severance arrangements may be deemed to be deferred compensation under Section 409A and available guidance thereunder. The Company believes that it does not maintain any other arrangements that might be deemed to be deferred compensation arrangements under Section 409A.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the Compensation Committee.

/s/ Mark Sanders
/s/ Teresa Dial
/s/ Timothy Wright

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for all services rendered in all capacities to the Company and its subsidiaries for the 2008 fiscal year, by the Company’s Chief Executive Officer, Chief Financial Officer, former Chief Financial Officers, former Acting Chief Executive Officer and the three other most highly compensated executive officers of the Company in fiscal year 2008 whose salary and bonus for the 2008 fiscal year exceeded $100,000. In addition, Mr. Ari Kaufman is included in the table because he would have been among the three most highly compensated executive officers of the Company, but for the fact that he was not serving as an executive officer on the last day of the 2008 fiscal year. The persons listed in the table below are referred to throughout this proxy statement as the “named executive officers.”

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Edward F. West(7)	2008	302,308	—	22,481	989,878	48,360	487	1,363,514
Chief Executive Officer and President	2007	123,721	—	—	—	100,000	257	223,978
Stephen Markowski(8)	2008	101,538	—	1,149	22,036	8,435	10,144	143,302
Chief Financial Officer	2007	—	—	—	—	—	—	—
William Bush(9)	2008	18,269	—	—	—	—	35	18,304
Former Chief Financial Officer	2007	—	—	—	—	—	—	—
R. Brian Gibson(10)	2008	231,397	—	—	51,784	27,637	3,330	314,148
Former Acting Chief Financial Officer	2007	186,521	—	—	25,561	33,877	3,326	249,285
Stacey Giamalis(11)	2008	225,271	—	1,563	150,468	46,809	3,374	427,485
SVP, General Counsel & Secretary	2007	213,354	—	—	85,170	68,488	3,384	370,396
Jonathan Ewert(12)	2008	202,265	—	454	101,507	109,616	3,337	417,179
SVP, Corporate Development	2007	128,077	74,500	—	16,920	38,062	3,248	260,807
Bert Knorr(13)	2008	211,994	—	2,719	139,889	23,550	3,349	381,501
VP, Technology	2007	189,014	—	—	75,957	38,048	3,336	306,355
Ari Kaufman(14)	2008	135,288	5,000	—	101,101	36,683	172,167	450,239
	2007	111,731	10,000	—	16,760	32,812	84,529	255,832

(1)	Includes amounts earned but deferred at the election of the executive officer under the Company’s 401(k) Plan established under Section 401(k) of the Internal Revenue Code.

(2)	Includes non-equity guaranteed or discretionary bonuses, hiring bonuses and relocation bonuses. Annual cash incentive payments are reported under “Non-Equity Incentive Plan Compensation.”

(3)	In 2008, executive officers could elect to receive part of their non-equity incentive payments in the form of fully vested restricted stock. The Plan provides that if an executive elects to take part of their incentive payment in stock, they will receive additional restricted stock valued at 15% of the election amount. The dollar value of the restricted stock recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), share-based payment (“FAS 123R”) is reflected in the “Stock Awards” column. For a description of the Company’s non-equity incentive plan see the Compensation Discussion and Analysis above.

(4)	Reference is made to Note 14 “Share-Based Compensation” to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2008, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. The Company’s stock-based compensation expense recognized under FAS 123R reflects an estimated forfeiture rate relating to service based vesting conditions of 21.92% in 2008. The values recognized in the “Option Awards” column above do not reflect such estimated forfeitures.

(5)	Consists of amounts earned in 2008. For a description of the non-equity incentive plans see the Compensation Discussion and Analysis, above.

(6)	Amounts include employer contributions credited under the Company’s 401(k) Plan which is open to all Company employees. Under the 401(k) Plan, the Company makes matching contributions based on each participant’s voluntary salary deferrals, subject to plan and Internal Revenue Code limits. The maximum employer matching contribution in any given year is $3,000. Under the 401(k) Plan, matching contributions are 50% vested after the first year of employment and 100% vested after the second year of employment. Amounts also include the value of life insurance premiums paid by the Company on behalf of the employee, the value of any tax reimbursement, and any post termination payments such as severance payments.

(7)	Mr. West was entitled to a cash incentive payment of $81,600 pursuant to the Company’s 2008 Executive Team Incentive Plan (ETIP). Mr. West elected to receive $48,360 of his incentive payment in cash and $33,240 in 11,159 shares of fully vested restricted stock valued at $22,481. Mr. West was entitled to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. The options were granted on February 4, 2008. He was also granted 150,000 options on March 7, 2008. The Company recorded a FAS 123R expense of $989,878 in 2008 related to both option grants.

(8)	Mr. Markowski was entitled to receive a cash incentive payment of $9,435 pursuant to the Company’s 2008 ETIP. He elected to receive $1,000 of his incentive payment in 1,138 shares of restricted stock valued at $1,149. He also received 150,000 options upon becoming CFO which were granted on September 4, 2008. The Company recorded a FAS 123R expense of $22,036 in 2008 related to this option grant . Upon joining the Company Mr. Markowski received a $2,500 per month housing allowance for six months which is reflected in the column entitled “All Other Compensation.”

(9)	Mr. Bush worked for the Company from December 2007 through January 2008. Mr. Bush received 200,000 options granted on January 7, 2008. The Company recorded a FAS 123R expense of $3,292 in 2008 related to this option grant.

(10)	Mr. Gibson was entitled to a cash incentive payment of $27,637 pursuant to the 2008 ETIP. Mr. Gibson elected to take the full amount of his incentive payment in cash. Mr. Gibson did not receive any stock options in 2008 but the Company recorded a FAS 123R expense for grants from prior years in the amount of $51,784.

(11)	Ms. Giamalis was entitled to receive a cash incentive payment in the amount of $48,509 pursuant to the 2008 ETIP. She elected to receive $1,700 of her incentive in 1,231 shares of fully vested restricted stock valued at $1,563. She did not receive stock options in 2008 but the Company recorded a FAS 123R expense for grants from prior years in the amount of $150,468.

(12)	Mr. Ewert was entitled to receive a cash incentive payment of $110,341 pursuant to the 2008 ETIP. Mr. Ewert elected to receive $725 of his incentive payment in 102 shares of fully vested restricted stock valued at $454. Mr. Ewert did not receive any stock options during 2008 but the Company recorded a FAS 123R expense for grants from prior years in the amount of $101,507.

(13)	Mr. Knorr was entitled to receive a cash incentive payment of $28,550 pursuant to the 2008 ETIP. Mr. Knorr elected to receive $5,000 of his incentive payment in 611 shares of fully vested restricted stock valued at $2,719. Mr. Knorr did not receive any stock options during 2008 but the Company recorded a FAS 123R expense for grants issued in prior years in the amount of $139,889.

(14)	Mr. Kaufman worked for the Company from April 2007 through September 2008. The amounts shown for 2008 include a $156,187 severance payment, $7,252 Cobra payment, $5,500 reimbursement for outplacement services, $1,147 moving expense.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
Edward F. West(2)		90,000	150,000	450,000
	2/4/2008					450,000	3.68	1,060,965
	3/7/2008					150,000	3.57	343,080
	5/27/2008				2,229			9,919
	8/25/2008				1,547			5,105
	3/30/2009				7,383			7,457
Stephen Markowski(3)		82,500	137,500	206,250
	9/04/2008					150,000	2.96	270,030
	3/30/2009				1,138			1,149
William Bush(4)		—	—	—
	1/07/2008					200,000	3.37	431,820
R. Brian Gibson(5)		30,526	50,877	76,315
Stacey Giamalis(6)		53,658	89,430	134,145
	5/27/2008				93			414
	3/30/2009				1,138			1,149
Jonathan Ewert(7)		84,324	140,540	281,080
	5/27/2008				102			454
Bert Knorr(8)		31,559	52,598	78,897				2,719
	5/27/2008				611
Ari Kaufman(9)		76,721	127,869	255,740

(1)	No estimated forfeiture rate has been applied in valuing these option grants.

(2)	Mr. West was eligible to receive a target cash incentive payment of $150,000 and a maximum cash incentive payment of $450,000 pursuant to the 2008 ETIP. Mr. West earned a cash incentive payment of $81,600 pursuant to the Company’s 2008 ETIP, but elected to receive $33,240 in 11,159 shares of fully vested restricted stock valued at $22,481. Mr. West was entitled to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. The options were granted on February 4, 2008 and were valued at $1,060,965. He also received 150,000 options valued at $343,080 which were granted on March 7, 2008.

(3)	Mr. Markowski was eligible to receive a target cash incentive payment of $137,500 and a maximum cash incentive payment of $206,250 pursuant to the 2008 ETIP. Mr. Markowski earned a cash incentive payment of $9,435 but elected to receive $1,000 of his incentive in 1,138 shares of fully vested restricted stock valued at $1,149. He also received 150,000 options upon becoming CFO which were granted on September 4, 2008 and valued at $270,030.

(4)	Mr. Bush’s employment with the Company terminated in January 2008. Upon joining the Company he received 200,000 stock options valued at $431,820. The options terminated in April 2008, three months after his employment with the company ended. He did not receive a bonus pursuant to the 2008 ETIP.

(5)	Mr. Gibson was eligible to receive a target cash incentive payment of $50,877 and a maximum cash incentive payment of $76,315 pursuant to the 2008 ETIP. Mr. Gibson earned a cash incentive payment of $27,637 pursuant to the 2008 ETIP. Mr. Gibson elected to take the full incentive payment in cash. Mr. Gibson did not receive any stock options in 2008.

(6)	Ms. Giamalis was eligible to receive a target cash incentive payment of $89,430 and a maximum cash incentive payment of $134,145 pursuant to the 2008 ETIP. Ms. Giamalis earned a cash incentive payment of $48,509 pursuant to the 2008 ETIP but she elected to receive $1,700 of her incentive payment in 1,231 shares of fully vested restricted stock valued at $1,563. She did not receive stock options in 2008.

(7)	Mr. Ewert was eligible to receive a target cash incentive payment in the amount of $140,540 and a maximum cash incentive payment of $281,080 pursuant to the 2008 ETIP. Mr. Ewert earned a cash incentive payment of $110,341 pursuant to the 2008 ETIP but elected to receive $725 of his incentive payment in 102 shares of fully vested restricted stock valued at $454. Mr. Ewert did not receive any stock options during 2008.

(8)	Mr. Knorr was eligible to receive a target cash incentive payment of $52,598 and a maximum cash incentive payment of $78,897 pursuant to the 2008 ETIP. Mr. Knorr earned a cash incentive payment of $28,550 but elected to receive $5,000 of his incentive payment in 611 shares of fully vested restricted stock valued at $2,719. Mr. Knorr did not receive any stock options during 2008.

(9)	Mr. Kaufman’s employment terminated in September 2009. Prior to his termination, he earned first and second quarter incentive payments totaling $36,683.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name		Exercisable		Unexercisable
Edward F. West(1)		300,000		150,000	3.68	02/04/2018
		100,000		50,000	3.57	03/07/2018
Stephen Markowski(2)		—		150,000	2.96	09/04/2018
William F. Bush(3)	—	—		—	—	—
R. Brian Gibson		18,666	(4)	13,334	3.07	09/07/2016
		6,875	(4)	8,125	4.33	03/16/2017
		13,541	(8)	36,459	3.20	11/20/2017
Stacey Giamalis		34,166	(4)	5,834	3.10	08/05/2015
		27,500	(5)	12,500	4.61	03/06/2016
		10,584	(6)	—	4.61	03/06/2016
		20,625	(5)	24,375	4.32	03/01/2017
		33,854	(8)	91,146	3.20	11/20/2017
Jonathan Ewert		16,666	(7)	23,334	2.62	08/09/2017
		40,625	(8)	109,375	3.20	11/20/2017
Bert Knorr		17,500	(4)	2,500	3.10	08/05/2015
		19,250	(5)	8,750	4.61	03/06/2016
		18,958	(4)	16,042	4.70	11/28/2016
		9,166	(4)	10,834	4.33	03/16/2017
		7,812	(8)	17,188	3.20	11/20/2017
		27,083	(8)	72,917	3.20	11/20/2017
Ari Kaufman		—		—	—	—

(1)	Mr. West was entitled to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. Due to an administrative error, no such grant was submitted to the Compensation Committee for approval in 2007. The options were eventually granted in February 2008. The options vest monthly in equal installments during the first twenty-four months from the grant date, assuming no change in employment with the Company. Because of this error, which resulted in Mr. West’s February 2008 option grant having a higher exercise price than if it had been granted in 2007, in March 2008 the Compensation Committee approved an additional nonqualified stock option grant of 150,000 shares to Mr. West. The options vest over two years, with the first 29.1 percent vesting on the grant date, and the remainder vesting on a monthly basis in equal increments for twenty-four months, assuming no change in employment with the Company.

(2)	Mr. Markowski received an option to purchase 150,000 shares upon becoming the Company’s Chief Financial Officer. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

(3)	Mr. Bush’s employment with the Company ended in January 2007. His options terminated in April 2007, three months after his employment ended.

(4)	The options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

(5)	The options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan and vest monthly in equal installments during the first forty-eight months from the grant date, assuming no change in employment with the Company.

(6)	In 2006, executive officers could elect to receive all or part of their cash performance bonus in the form of non-qualified stock options. The performance options were granted pursuant to LookSmart’s Amended and Restated 1998 Stock Plan and vested only if certain Company performance goals were attained.

(7)	The options were granted pursuant to LookSmart’s 2007 Equity Incentive Plan. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

(8)	The options were granted pursuant to LookSmart’s 2007 Equity Incentive Plan and vest monthly in equal installments during the 36 month period from the grant date, assuming no change in employment with the Company.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

In 2008, none of our named executive officers exercised options.

Post-Termination Compensation and Benefits. Other than as set forth below, the Company has no written employment agreements governing the length of service of its executive officers, or any severance or change of control agreements with its executive officers and each of its executive officers serves on an “at-will” basis.

The Company has severance agreements with each of its named executive officers except Mr. Gibson providing that, in the event the Company experiences a “Change of Control” and within 12 months thereafter the executive officer’s employment is terminated without “Cause” or he or she resigns for “Good Reason,” or if the executive officer’s employment by the Company is terminated without “Cause” or he or she resigns for “Good Reason,” then the executive officer would receive a cash payment representing 6, 9 or 12 months’ worth of his or her target cash compensation, depending upon his or her position with the Company, and the Company would pay on his or her behalf, health insurance premiums under COBRA for the same number of months after such a termination or resignation. These agreements are provided by the Company in order to attract and retain such named executive officers.

The following benefits would be received in the event of such a termination or resignation of any of the Company’s named executive officers: (i) Mr. West would receive a cash payment equal to 12 months’ worth of his then-current base salary and 100% of the greater of his target annual cash incentive bonus for the year prior to such termination or resignation or the year of such termination or resignation, and the

Company would pay his health insurance premiums under COBRA for a period of 12 months after such a termination or resignation; (ii) Mr. Markowski would receive a cash payment equal to 9 months’ worth of his then-current base salary and three-quarters of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of 9 months after such a termination or resignation; (iii) Ms. Giamalis would receive a cash payment equal to 9 months’ worth of her then-current base salary and three-quarters of her target annual cash incentive bonus, and the Company would pay her health insurance premiums under COBRA for a period of 9 months after such a termination or resignation; (iv) Mr. Ewert would receive a cash payment equal to 6 months’ worth of his then-current base salary and one-half of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of 6 months after such a termination or resignation; and (v) Mr. Knorr would receive a cash payment equal to 6 months’ worth of his then-current base salary and one-half of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of 6 months after such a termination or resignation. If an executive officer, including a named executive officer, is terminated for “Cause” at any time, or resigns without “Good Reason” at any time, that executive officer will not be entitled to any benefits under the change of control/severance policy.

Accordingly, had the following named executive officers in service at the end of 2008 been terminated without Cause or resigned for “Good Reason” as of December 31, 2008, the following payments would have been received by such named executive officer according to the payment schedule set forth in his or her severance agreement:

Name	Salary Continuation ($)	Bonus ($)		COBRA Payments (# of months)
Edward F. West	$300,000	$150,000	(1)	12
Jonathan Ewert	$108,900	$54,450		6
Bert Knorr	$105,575	$26,394		6
Stacey Giamalis	$168,480	$67,392		9
Stephen Markowski	$206,250	$103,125		9

(1)	Mr. West is entitled to the greater of 100% of his cash incentive for the year prior to such termination or resignation, or 100% of his cash incentive for the year of such termination or resignation.

In addition, pursuant to these severance agreements, the stock options held by such named executive officers are subject to accelerated vesting in the event of termination without Cause or resignation for “Good Reason” within twelve months following a Change in Control of the Company. In such event, all remaining unvested stock options will vest and become immediately exercisable.

Accordingly, had the following named executive officers in service at the end of 2008 been terminated without Cause or resigned for “Good Reason” as of December 31, 2008 and such termination or resignation had been within twelve months after a “Change of Control”, in addition to the amounts above such executive officer would have received the following:

Name	Accelerated Option Vesting (shs)
Edward F. West	200,000
Jonathan Ewert	132,709
Bert Knorr	128,231
Stacey Giamalis Stephen Markowski	133,855 150,000

A “Change of Control” means the sale of all or substantially all of the assets of the Company, or the acquisition of the Company by another entity by means of consolidation or merger pursuant to which the then current stockholders of the Company shall hold less than fifty percent (50%) of the voting power of the surviving corporation; provided, however, that a reincorporation of the Company in another jurisdiction shall not constitute a Change of Control.

“Cause” means that the executive officer: (i) is convicted of, or pleads nolo contendere to, any felony or other offense involving moral turpitude or any crime related to his or her employment, or commits any unlawful act of personal dishonesty resulting in personal enrichment in respect of his or her relationship with the Company or any subsidiary or affiliate or otherwise detrimental to the Company in any material respect; (ii) fails to consistently perform his or her material duties to the Company in good faith and to the best of his or her ability; provided, however, that the Company shall not be permitted to terminate him or her pursuant to this clause unless it has first provided him or her with written notice and an opportunity to cure such failure; (iii) willfully disregards or fails to follow instructions from the Company’s senior management or board of directors to do any legal act related to the Company’s business; (iv) willfully disregards or violates material provisions of the Company’s Code of Conduct or other corporate policies; (v) exhibits habitual drunkenness or engages in substance abuse which in any way materially affects his or her ability to perform his or her duties and obligations to the Company; or (vi) commits any material violation of any state or federal law relating to the workplace environment.

A resignation for “Good Reason” means that the executive officer resigns from all positions he or she then holds with the Company and its affiliates as a result of (i) (A) the Company making a material adverse change in the executive officer’s position causing such position to be of materially reduced stature or responsibility, (B) a material reduction of the executive officer’s base salary, (C) the executive officer being required to relocate his primary work location to a location that would increase the executive officer’s one way commute distance by more than fifty (50) miles, or (D) a material reduction of the executive officer’s target bonus percentage (provided that fluctuation in actual bonus amounts earned and paid in material accordance with the provisions of the bonus plan in which the executive officer participates will not constitute “good reason”), (ii) the executive officer provides written notice to the Company’s General Counsel within the sixty (60) days immediately following such material change or reduction, (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company’s receipt of such written notice and (iv) the executive officer’s resignation is effective not later than ninety (90) days after the expiration of such thirty (30) day cure period.

Mr. Kaufman separated from the Company in September 2008. Pursuant to his severance arrangement, Mr. Kaufman received 6 months’ worth of his salary, half of his annual bonus at target, and 6 months of COBRA payments.

Compensation of Directors

Members of the board of directors receive the following compensation: (i) new non-employee directors are granted an option to purchase 17,000 shares of common stock upon joining the board of directors, which option vests monthly over 36 months, (ii) each year, non-employee directors are granted an option to purchase 9,000 shares of common stock, based upon the continued service of the director during the prior year, which vests immediately, (iii) $2,500 per quarter for members of the audit committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (iv) $1,500 per quarter for members of the compensation committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (v) $500 per quarter for members of the nominating and governance committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (vi) $4,000 per quarter for members of the strategic development committee if the member attends at least 80% of the meetings held by the committee during the quarter, (vii) $7,500 per quarter for members of the board of directors if the member attends at least 80% of the regularly scheduled meetings held by the board of directors during the quarter, (viii) $3,750 per quarter for the Chair of the audit committee, (ix) $2,250 per quarter for the Chair of the compensation committee, (x) $1,250 per quarter for the Chair of the nominating and governance committee, (xi) $7,500 per quarter for the Chair of the board and (xii) $3,750 per quarter for the Lead Independent Director. For the first two quarters of 2008, Directors had the option to elect to take part or all of their cash compensation in the form of fully vested non-qualified stock options. If a director makes such an election, the number of stock options granted will be three times the amount of cash compensation divided by the closing price of LookSmart stock on the date of grant. The options have an exercise price equal to the closing price of LookSmart stock on the date of grant. For all unvested options held by directors, vesting accelerates 100% in the event of involuntary termination of the director’s membership on the board of directors within 12 months after a change of control of the Company. Beginning in the fourth quarter of 2008, Directors were also given the option elect to convert any or all of their cash fees into fully vested stock, with the conversion methodology being based on the fair market value of company stock on the date of grant, plus an additional 15% of that amount as “uplift”. The 15% uplift is provided in consideration of each director’s commitment to hold the stock for at least one year. For any quarter or year in which a director has not served as a board or committee member for the entire period, the compensation described above (except for the initial grant) is prorated for the period of time served. One director, Dr. Dexmier, received additional compensation for additional services he provided to the Company as a member of the strategic direction committee. Directors received no other compensation for their service as directors in 2008, other than reimbursement of reasonable out-of-pocket expenses for attendance at board meetings.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other Compensation ($)	Total ($)
Edward West(4)	—	—	—	—	—
Anthony Castagna(5)	11,750	—	58,240	—	69,990
Jean-Yves Dexmier(6)	172,913	—	12,124	—	185,037
Teresa A. Dial(7)	9,500	—	47,091	—	56,591
Mark Sanders(8)	22,750	26,163	80,624	—	129,537
Timothy Wright(9)	11,500	13,226	55,172	—	79,898

(1)	In 2008, directors could elect to receive all or part of their cash fees in either fully vested stock options or fully vested stock. Directors who elected to take fully vested stock in lieu of cash were entitled to a 15% increase in the value of the stock received provided that the director agreed to hold the stock for a one year period. This column reflects only the amount a director received in cash. The value of fees taken in stock or stock options in lieu of cash are reflected in the Stock Award and Option Award columns, respectively.

(2)	These amounts reflect the dollar value of the fully vested stock recognized for financial statement reporting purposes in accordance with FAS 123R.

(3)	These amounts reflect expense recognized by the Company in 2008 for a portion of the current and prior year option awards to each director. Reference is made to Note 14 “Stock-Based Compensation” to the financial statements in our Form 10-K for the period ended December 31, 2008 which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. All options granted to directors vest immediately and expire after ten years. No estimated forfeiture rate has been applied in valuing the option grants.

(4)	Mr. West has been the Company’s Chief Executive Officer and President since August 2007 and therefore did not receive any fees for his services as director in 2008. Compensation relating to his employment as Chief Executive Officer and President is included in the Section entitled “Compensation of Named Executive Officers” beginning on Page .

(5)	Mr. Castagna was entitled to receive $47,000 in fees for his membership on the board, his membership on the audit committee, and membership on and service as chair of the nominating & governance committee. Mr. Castagna elected to receive $11,750 in cash and the remainder in the form of fully-vested non-qualified stock options as follows: On March 31, 2008, July 7, 2008, and December 31, 2008, Mr. Castagna received 10,714, 8,769 and 10,981 options, respectively, and all such options were outstanding as of December 31, 2008. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $58,240.

(6)	Dr. Dexmier was entitled to receive $73,913 in fees for his membership on and service as chair of the audit committee and his membership on the strategic direction committee. Dr. Dexmier elected to receive all of his compensation in cash. Dr. Dexmier also received $99,000 in compensation for additional board services Dr. Dexmier provided to the Company as a member of the strategic direction committee. Dr. Dexmier did not receive any stock options in 2008, but the Company recorded a FAS 123R expense in the amount of $12,124 for options that were granted to Dr. Dexmier in 2007.

(7)	Ms. Dial was entitled to receive $38,000 in fees for her membership on the board and her memberships on the compensation committee and nominating and governance committee. Ms. Dial elected to receive $9,500 of her director compensation in cash and the remainder in the form of fully-vested non-qualified stock options as follows: On March 31, 2008, July 7, 2008, and December 31, 2008, Ms. Dial received 8,663, 7,090 and 8,879 options, respectively, and all such options were outstanding as of December 31, 2008. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $47,091.

(8)	Mr. Sanders was entitled to receive $86,413 in fees for his membership on and service as Chair of the board, his membership on and service as Chair of the compensation committee, and his membership on the strategic direction committee. Mr. Sanders elected to receive $22,750 of his director compensation in cash and the remainder in the form of fully-vested stock and fully-vested non-qualified stock options as follows: On March 31, 2008 and July 7, 2008, Mr. Sanders received 19,981 and 14,179 options, respectively, and all such options were outstanding as of December 31, 2008. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $80,624. On December 31, 2008, Mr. Sanders received 16,150 shares of fully-vested stock valued in accordance with FAS 123R at $26,163

(9)	Mr. Wright was entitled to receive $46,000 in fees for his membership on the board, his membership on the compensation committee, and his membership on the audit committee. Mr. Wright elected to receive $11,500 of his director compensation in cash and the remainder in the form of fully-vested stock and fully-vested non-qualified stock options as follows: On March 31, 2008 and July 7, 2008, Mr. Wright received 10,486 and 8,582 options, respectively, and all such options were outstanding as of December 31, 2008. The aggregate grant date fair value of these options computed in accordance with FAS 123R was $45,308. On December 31, 2008, Mr. Wright received 8,164 shares of fully-vested stock valued in accordance with FAS 123R at $13,226. The Company also recorded a FAS 123R expense in the amount of $9,864 in 2008 for a stock option award granted to Mr. Wright in 2005.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of directors Wright, Sanders and Dial, none of whom is or has been an officer or employee of the Company. Mr. West, Chief Executive Officer and President of the Company, is a member of the board of directors, but is not a member of the compensation committee and cannot vote on matters decided by the committee. Mr. West participates in compensation committee discussions regarding salaries and incentive compensation for all employees of and consultants to the Company, but Mr. West is excluded from discussions regarding his own salary and incentive compensation.

No interlocking relationship exists between the Company’s board of directors or compensation committee and the board of directors or compensation committee of any other party.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the Company’s knowledge, the following table sets forth the number of shares of LookSmart common stock beneficially owned as of April 23, 2009, by

•	each beneficial owner of 5% or more of the Company’s outstanding common stock,

•	each of LookSmart’s directors and nominees for director,

•	each of the named executive officers, and

•	all of LookSmart’s directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock issued. Shares beneficially owned include securities issuable upon exercise of warrants or stock options exercisable within 60 days of April 23, 2009. Percentage ownership is based on 17,098,236 shares of common stock outstanding as of April 23, 2009 and is computed in accordance with SEC requirements. Unless otherwise indicated below, the address of the persons listed is c/o LookSmart, Ltd., 625 Second Street, San Francisco, CA 94107.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent Beneficially Owned
Five Percent Shareholders
Mercury Fund VII, Ltd., Mercury Fund VIII, Ltd., Mercury Ventures II, Ltd., Mercury Management, L.L.C., and Kevin C. Howe(2) 501 Park Lake Drive McKinney, TX 75070	1,281,819	7.50%
Renaissance Technologies LLC and James H. Simons(3) 800 Third Avenue New York, NY 10022	1,278,900	7.48%
Dimensional Fund Advisors LP(4) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,194,970	6.99%
Kennedy Capital Management, Inc.(5) 10829 Olive Blvd. St. Louis. MO 63141	922,942	5.40%
S Squared Technology, LLC, S Squared Technology Partners, L.P., Seymour L. Goldblatt and Kenneth A. Goldblatt(6) 515 Madison Avenue New York, NY 10022	872,240	5.10%
Named Executive Officers and Directors
William Bush(7)	12,500	*
Anthony Castagna	234,785	1.35%
Jean-Yves Dexmier	19,027	*
Teresa Dial	295,866	1.71%
Jonathan Ewert	81,143	*
Stacey Giamalis	159,773	*
R. Brian Gibson	52,560	*
Bert Knorr	128,964	*
Stephen Markowski	1,138	*
Mark Sanders	132,013	*
Edward F. West	627,341	4%
Timothy J. Wright(8)	152,331	*
All directors and executive officers as a group (13 persons)(9)	1,351,800	10.61%

(1)	Includes shares that may be acquired by the exercise of stock options granted under the Company’s stock option plans within 60 days after April 23, 2009. The number of shares subject to stock options exercisable within 60 days after April 23, 2009, for each of the named executive officers and directors is shown below:

Anthony Castagna	234,785
Jean-Yves Dexmier	19,027
Teresa Dial	226,866
Jonathan Ewert	81,041
Stacey Giamalis	157,041
R. Brian Gibson	50,894
Bert Knorr	127,853
Stephen Markowski	—
Mark Sanders	115,863
Edward F. West	615,182
Timothy J. Wright	122,202

(2)	Mercury Fund VII, Ltd. has sole voting and dispositive power with respect to 395,119 shares, Mercury Fund VIII, Ltd. has sole voting and dispositive power with respect to 886,700 shares, Mercury Ventures II, Ltd. has sole voting and dispositive power with respect to 1,281,819 shares, Mercury Management, L.L.C. has sole voting and dispositive power with respect to 1,281,819 shares and Kevin C. Howe has sole voting and dispositive power with respect to 1,281,819 shares. Mr. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, the General Partner of Mercury Ventures II. Mercury Ventures II is the General Partner of Mercury VII and Mercury VIII.

(3)	This information is based solely on information as of January 22, 2008, as set forth in Schedule 13G, filed on February 13, 2009 by Renaissance Technologies LLC and James H. Simons with the Securities and Exchange Commission. Each reporting person has sole voting power and sole dispositive power with respect to all the shares.

(4)	This information is based solely on information as of December 31, 2008, as set forth in Schedule 13G, filed on February 9, 2009 by Dimensional Fund Advisors LP. The reporting person has sole voting power with respect to 1,172,760 shares and sole dispositive power with respect to all the shares.

(5)	This information is based solely on information as of December 31, 2008, as set forth in Schedule 13G, filed on February 13, 2009 by Kennedy Capital Management, Inc. The reporting person has sole voting power with respect to 776,742 shares and sole dispositive power with respect to all the shares.

(6)	This information is based solely on information as of December 31, 2008, as set forth in a Schedule 13G/A dated January 30, 2009, filed with the Securities and Exchange Commission. S Squared Technology, LLC has sole voting and dispositive power with respect to 713,140 shares and S Squared Technology Partners, L.P. has sole voting and dispositive power with respect to 159,100 shares. Each of Seymour L. Goldblatt and Kenneth A. Goldblatt has sole voting and dispositive power with respect to 872,240 shares and disclaim any beneficial ownership interest of any of these shares held by any funds for which S Squared Technology, LLC or S Squared Technology Partners, L.P. acts as an investment adviser, except for that portion of such shares that relates to his economic interest in such shares, if any.

(7)	Total shares beneficially owned by Mr. Bush are held indirectly by his family trust.

(8)	Of the total shares beneficially owned by Mr. Wright, 4,000 shares are held indirectly by his trust.

(9)	Please see footnote (1). Also includes a total of 122,897 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2009 for Michael Schoen and Eltinge G. Brown. Also includes 5,021 shares owned by Mr. Schoen.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of December 31, 2008 under which common stock of the Company is authorized for issuance.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under our equity compensation plans (excluding shares reflected in column 1) (2)
Equity Plans Approved by Stockholders	3,814,821	(1)	$4.05	1,383,805	(3)
Equity Plans not Approved by Stockholders(4)	3,290		$3.01	28,816

Total	3,818,111		$4.05	1,412,621

(1)	This number also excludes no more than 14,000 shares that the Company expects to issue at the May 29, 2009 end of its current purchase period under its 1999 Employee Stock Purchase Plan.

(2)	This number includes shares available for future issuance under the Company’s Amended and Restated 1998 Stock Plan, which the Company does not intend to make further grants under.

(3)	Includes 42,226 shares reserved for issuance in connection with our 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan will expire on June 6, 2009.

(4)	This number reflects shares reserved for issuance upon exercise of stock options assumed in connection with our acquisition of Zeal Media, Inc., for which the weighted average exercise price is $3.01 per share. There are no outstanding options under the WiseNut, Inc. 1999 Stock Incentive Plan. The Company does not intend to grant any further options under these plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification Agreements. The Company has entered into indemnity agreements with its directors and officers providing for indemnification of each director and officer against expenses incurred in connection with any action or investigation involving the director or officer by reason of his or her position with the Company (or with another entity at the Company’s request). The directors and officers will also be indemnified for costs, including judgments, fines and penalties that are indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers directors and officers. A director or officer involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in each instance on the director or officer meeting the standards of conduct set forth in the indemnity agreements.

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

Director Independence

Five of the six members of LookSmart’s board of directors are “independent” (Anthony Castagna, Teresa Dial, Mark Sanders, Jean-Yves Dexmier and Timothy J. Wright), as defined in applicable listing standards of the National Association of Securities Dealers.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses for audit services rendered by PricewaterhouseCoopers for the audit of our financial statements for fiscal year 2007 and the review of our financial statements for the quarter ended March 31, 2008 and by Moss Adams LLP (“Moss Adams”) for the review of our financial statements for the second, third and fourth quarters of 2008 and for the audit of our annual financial statements for fiscal year 2008.

Fee Category	2008	2007
Audit Fees	795,500	$1,152,459
Audit-Related Fees	—	—
Tax Fees		64,832
All Other Fees	—	1,500
Total All Fees	$795,500	$1,218,791

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

Our audit committee considered whether the provision of non-audit services was compatible with maintaining the independence of external public accounting firm and has concluded that it was.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Number	Description

10.61	Board Services Agreement between the Registrant and its Director Dated July 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on April 30, 2009:

LOOKSMART, LTD.

By:	/s/ Stephen C. Markowski
Stephen C. Markowski, Chief Financial Officer

	Signature	Title	Date

	/s/ Edward West Edward West	Chief Executive Officer (Principal Executive Officer)	April 30, 2009

	/s/ Stephen C. Markowski Stephen C. Markowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009

	Mark Sanders*	Chair of the Board	April 30, 2009

	Jean-Yves Dexmier*	Director	April 30, 2009

	Teresa Dial*	Director	April 30, 2009

	Anthony Castagna*	Director	April 30, 2009

	Timothy J. Wright*	Director	April 30, 2009

*By:	/s/ Stephen C. Markowski
Stephen C. Markowski, Attorney-in-fact

EXHIBIT INDEX

Number	Description

10.61	Board Services Agreement between the Registrant and its Director Dated July 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002