Form 10-Q
period 2009-03-31
LOOKSMART LTD
filed 2009-05-05
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

As of April 30, 2009, there were 17,098,236 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,497	$22,393
Short-term investments	4,997	10,185

Total cash, cash equivalents and short-term investments	30,494	32,578
Trade accounts receivable, net	5,191	7,017
Prepaid expenses and other current assets	1,251	1,563

Total current assets	36,936	41,158
Property and equipment, net	3,387	3,371
Capitalized software and other assets, net	2,119	1,942
Intangible assets, net	280	293

Total assets	$42,722	$46,764

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,343	$4,357
Accrued liabilities	4,921	6,690
Deferred revenue and customer deposits	1,699	1,593
Current portion of long term obligations	2,136	2,275

Total current liabilities	12,099	14,915
Long-term obligations, net of current portion	1,727	1,438

Total liabilities	13,826	16,353
Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 at March 31, 2009 and December 31, 2008; Issued and Outstanding: none at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; Authorized: 200,000 at March 31, 2009 and December 31, 2008; Issued and Outstanding: 17,098 and 17,075 at March 31, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	259,817	259,276
Accumulated other comprehensive loss	(20)	(4)
Accumulated deficit	(230,918)	(228,878)

Total stockholders’ equity	28,896	30,411

Total liabilities and stockholders’ equity	$42,722	$46,764

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$13,254	$17,544
Cost of revenue	8,102	10,158

Gross profit	5,152	7,386
Operating expenses:
Sales and marketing	1,365	2,216
Product development	2,613	2,905
General and administrative	3,369	2,872

Total operating expenses	7,347	7,993

Loss from operations	(2,195)	(607)
Non-operating income, net	54	433

Loss from continuing operations before income taxes	(2,141)	(174)
Income tax expense	8	7

Loss from continuing operations	(2,149)	(181)
Income (loss) from discontinued operations, net of tax	109	(307)

Net loss	$(2,040)	$(488)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.13)	$(0.01)
Income (loss) from discontinued operations, net of tax	0.01	(0.01)

Net loss per share	$(0.12)	$(0.02)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,076	20,458

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,040)	$(488)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	927
Share-based compensation	517	1,024
Gain from sale of assets and other non-cash charges	(146)	(84)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,801	(2,349)
Prepaid expenses and other assets	304	(211)
Trade accounts payable	(1,014)	452
Accrued and other current liabilities	(1,558)	(928)
Deferred revenue and customer deposits	106	(335)
Other long-term liabilities	(297)	(60)

Net cash used in operating activities	(1,611)	(2,052)

Cash flows from investing activities:
Purchase of short-term investments	(1,019)	(13,535)
Proceeds from sale of short-term investments	6,200	13,470
Payments for property and equipment and capitalized software development	(359)	(297)
Purchase of intangible assets	—	(280)
Proceeds from contingent purchase consideration of certain consumer assets	131	75

Net cash provided by (used in) investing activities	4,953	(567)

Cash flows from financing activities:
Principal payments of notes	(17)	(15)
Principal payments of capital lease obligations	(221)	(110)
Proceeds from issuance of common stock	—	19
Payments for repurchase of common stock	—	(20,776)

Net cash used in financing activities	(238)	(20,882)

Increase (decrease) in cash and cash equivalents	3,104	(23,501)
Cash and cash equivalents, beginning of period	22,393	35,743

Cash and cash equivalents, end of period	$25,497	$12,242

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$716	$351
Increase in other assets associated with the contingent purchase consideration of certain consumer assets	$—	$38
Property and equipment received and liability accrued	$145	$370

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

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

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Footnote 3.) At March 31, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of results to be expected for the full year.

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

Reclassifications

Certain amounts in the financial statements for the prior period have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Investments

The Company accounts for investments in securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2009 and December 31, 2008, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	March 31, 2009		December 31, 2008
Company 1	32%		26%
Company 2	*	*	18%

**	Less than 10%

Revenue Concentrations

The following table reflects the percentage of revenue attributed to the countries that accounted for 10% or more of net revenue.

	Three Months Ended March 31,
	2009	2008
United States	86%	90%
Canada	10%	*	*

**	Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2009	2008
Advertising Networks	91%	90%
Publisher Solutions	9%	10%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended March 31,
	2009	2008
Company 1	20%	*	*
Company 2	* *	22%
Company 3	10%	*	*

**	Less than 10%

One publisher customer represented 89% and 83% of Publisher Solutions revenue for the three months ended March 31, 2009 and 2008, respectively.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the vendors that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Three Months Ended March 31,
	2009	2008
Distribution Partner 1	13%	* *
Distribution Partner 2	12%	11%
Distribution Partner 3	13%	* *
Distribution Partner 4	10%	* *
Distribution Partner 5	* *	12%
Distribution Partner 6	* *	12%
Distribution Partner 7	* *	11%

**	Less than 10%

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

The Company’s capitalized software development costs were $7.8 million and $7.4 million with related accumulated amortization of $5.7 million and $5.5 million at March 31, 2009 and December 31, 2008, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. Capitalized software development costs are included in capitalized software and other assets and are amortized over three years.

Intangible Assets

The Company amortizes acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews long-lived assets held or used in operations, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. SFAS 144 requires the subject assets to be tested for impairment at the lowest level of operations that generates cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit to be the lowest level of operation at which independent cash flows could be identified. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Due to the recent downturn in the macroeconomic environment, the Company tested its long-lived assets used in operations for impairment as of December 31, 2008 and determined they were not impaired. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is $0.2 million and $0.3 million at March 31, 2009 and December 31, 2008, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or whether economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million and $0.3 million at March 31, 2009 and December 31, 2008, respectively. Bad debt (recovery) expense included in sales and marketing expense is ($0.1) million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Share-based compensation expense recognized under SFAS 123R was $0.5 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, which was related to stock grants, options and employee stock purchases. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under the provisions of SFAS 123R the Company uses the Black-Scholes method of valuation for share-based awards granted. The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accordance with the provisions of FIN 48, the Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Loss

The Company has adopted the accounting treatment prescribed by SFAS No. 130, Comprehensive Income (“SFAS 130”). Other comprehensive loss as of March 31, 2009 and December 31, 2008 consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) issued in 2001. Whereas SFAS 141 applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under the guidance of SFAS 141R, acquisition costs associated with business combinations will generally be expensed as incurred. Prior to the adoption of SFAS 141R, similar costs associated with a successful acquisition were capitalized. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus the Company is required to apply the provisions of SFAS 141R to any business acquisition which occurs on or after January 1, 2009, but this standard will have no effect on prior acquisitions.

In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”) which amends the provisions of SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP FAS141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus the Company is required to apply the provisions of FSP FAS 141R-1 to any business acquisition which occurs on or after January 1, 2009, but this standard will have no effect on prior acquisitions. The effect of the adoption of FSP FAS 141R-1 will depend upon the nature of any future business combinations undertaken.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 became effective for the Company on January 1, 2009. The adoption of FSP FAS 157-2 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and became effective for the Company on January 1, 2009. Early adoption was prohibited. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP FAS 107-1 on April 1, 2009 will have a material impact on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 will have a material impact on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued Staff Position SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which provides additional guidance in estimating fair value in accordance with SFAS 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009 is not permitted. The Company does not expect that the adoption of FSP FAS 157-4 on July 1, 2009 will have a material impact on the Company’s results of operations, financial position or liquidity.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009 and December 31, 2008, were as follows (in thousands):

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$3,269	$3,269	$—
Certificates of deposit	1,250	—	1,250
Commercial paper	6,542	—	6,542
Corporate bonds	1,003	—	1,003

	12,064	3,269	8,795
Short-term investments:
Corporate bonds	1,742	—	1,742
Zero Coupon Municipal Bonds - California	985	—	985
United States government debt securities	2,020	—	2,020
Certificates of deposit	250	—	250

	4,997	—	4,997

Total assets measured at fair value	$17,061	$3,269	$13,792

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$17,279	$17,279	$—
Certificates of deposit	500	—	500

	17,779	17,279	500
Short-term investments:
Corporate bonds	5,195	—	5,195
Zero Coupon Municipal Bonds - California	958	—	958
United States government debt securities	2,032	—	2,032
Certificates of deposit	2,000	—	2,000

	10,185	—	10,185

Total assets measured at fair value	$27,964	$17,279	$10,685

The fair value of our available-for-sale securities in an unrealized loss position was $2.7 million and $8.2 million at March 31, 2009 and December 31, 2008, respectively, with an unrealized loss of an insignificant amount. All of the securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold these securities until the market values recover or the securities mature and has concluded that for those securities in an unrealized loss position, no other-than-temporary loss exists at March 31, 2009 and December 31, 2008. The Company had an insignificant level 3 investment at March 31, 2009 and did not hold any investments categorized as level 3 at December 31, 2008. As of March 31, 2009 and December 31, 2008, the Company did not hold any investments in auction rate securities or collateralized debt obligations.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine a single estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent with SFAS 157. At March 31, 2009 and December 31, 2008, the Company did not adjust prices received from the pricing service.

3. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its foreign legal entities, and reclassified its financial statements to reflect these foreign entity expenses as discontinued. During the three months ended March 31, 2009 and 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. The Company expects to complete the dissolution of these entities in 2009. As of March 31, 2009 and December 31, 2008, there were no net assets related to the discontinued foreign legal entities.

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

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The various related websites and assets associated with the consumer products activities previously disposed of, and the foreign operations previously disposed of, met the discontinued operations criteria in accordance with the provisions of SFAS 144. The results of operations related to assets to be disposed of, and of previously disposed assets, including any related gains and losses are classified as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2009 and December 31, 2008, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue	$8	$26

Gross profit (loss)	$8	$(49)
Product development expenses	36	331
General and administrative expenses	—	40

Total operating expenses	36	371
Gain on disposal	137	113

Net income (loss) from discontinued operations	$109	$(307)

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles, were accounted for under the guidance of SFAS 144 as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The Company determined the warrants received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million for the three months ended March 31, 2009 and 2008 and has been classified as gain on disposal.

4. Prepaid expenses and other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Investment bank retainer fees	$—	$325
Other prepaid expenses	761	688
Other current assets	490	550

Total	$1,251	$1,563

Effective upon the adoption of SFAS 141R on January 1, 2009, the prepaid investment bank retainer fees at December 31, 2008 relating to evaluating strategic growth alternatives have been expensed and classified as general and administrative expenses. Fees paid in the future of a similar nature will be expensed as incurred.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$16,710	$(13,614)	$3,096	$16,362	$(13,393)	$2,969
Furniture and fixtures	1,151	(1,109)	42	1,151	(1,105)	46
Software	3,765	(3,759)	6	3,765	(3,746)	19
Leasehold improvements	2,901	(2,658)	243	2,901	(2,564)	337

Total	$24,527	$(21,140)	$3,387	$24,179	$(20,808)	$3,371

Depreciation expense on property and equipment for the three months ended March 31, 2009 and 2008, including property and equipment under capital lease, was approximately $0.5 million and $0.6 million, respectively. Equipment under capital lease totaled $3.7 million as of March 31, 2009 and $3.1 million as of December 31, 2008. Depreciation expense on equipment under capital lease was $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, accumulated depreciation on equipment under capital lease was $0.9 million as of March 31, 2009 and $0.7 million as of December 31, 2008.

6. Intangible Assets

The Company’s intangible assets consist of purchased technology that have estimated useful lives of three years and are as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable purchased technology	$358	$(78)	$280	$358	$(65)	$293

Intangible asset amortization expense was not significant for the three months ended March 31, 2009 and $0.1 million for the three months ended March 31, 2008, and has been classified as discontinued operations. As of March 31, 2009, purchased technology totaling $0.3 million had not been deployed.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued compensation and related expenses	$582	$722
Accrued distribution and partner costs	2,576	3,173
Accrued legal costs and other professional service fees	1,092	499
Accrued legal proceedings liability	339	339
Accrued indemnification liability	26	1,019
Accrued equipment purchases	145	370
Other	161	568

Total accrued liabilities	$4,921	$6,690

See Footnote 10, Commitments and Contingencies, for complete discussion of the accrued legal proceedings and indemnification liabilities.

8. Lease Restructuring and Other Liabilities

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities. Additionally, the Company entered into various subleases.

Lease restructuring and other liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Lease restructuring	$863	$1,160
Sublease deposits	212	243

Total lease restructuring and other liabilities	$1,075	$1,403

As of March 31, 2009 and December 31, 2008, the lease restructuring liability was approximately $1.1 million and $1.4 million, respectively, and is included in the current portion of long-term obligations.

The following table sets forth lease restructuring activity during the three months ended March 31, 2009 and year ended December 31, 2008 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2007	$2,498
Amortization of lease restructuring costs	(1,203)
Lease restructuring credit	(135)

Balance at December 31, 2008	1,160
Amortization of lease restructuring costs	(297)

Balance at March 31, 2009	$863

9. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Note payable	$46	$63
Capital lease obligations	2,742	2,247

Total long-term obligations	2,788	2,310
Less: current portion	(1,061)	(872)

Long-term obligations, net of current portion	$1,727	$1,438

Note Payable

In January 2000, the Company issued an unsecured promissory note in the principal amount of approximately $0.5 million to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years.

Capital Lease Obligations

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an original amount of up to $5.0 million for the purchase of computer equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of March 31, 2009, the Company had drawn down approximately $3.6 million of the available lease line of credit. Interest on the capital lease was calculated using interest rates ranging from 4.32% to 7.95% per annum. As of March 31, 2009, there is $1.3 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 6.38% per annum.

The agreements with CNB, consisting of the outstanding standby letters of credit (each an “SBLC”) and the master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of March 31, 2009 and December 31, 2008, the Company was not in default on either agreement with CNB (see Footnote 10).

10. Commitments and Contingencies

Operating Leases

As of March 31, 2009, future minimum payments under the note payable, all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Note Payable	Capital Leases	Operating Leases	Minimum Sublease Rental Income	Total
Nine months ended December 31, 2009	$48	$858	$3,250	$(1,576)	$2,580
Fiscal years ending December 31,
2010	—	1,108	—	—	1,108
2011	—	777	—	—	777
2012	—	220	—	—	220

Total minimum payments	48	2,963	$3,250	$(1,576)	$4,685

Less: amount representing interest	(2)	(221)

Present value of net minimum payments	46	2,742
Less: current portion	(46)	(1,015)

Long-term portion of note payable and capital lease obligations	$—	$1,727

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in the fourth quarter of 2009, certain of which space is sublet under cancellable and noncancellable subleases.

Letters of Credit

The Company has outstanding SBLC related to security of a building lease and security for payroll processing services of $1.1 million at March 31, 2009 and December 31, 2008. Each of the SBLCs contains two financial covenants. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all required covenants. On April 14, 2009, the Company amended the building lease SBLC to reduce the outstanding balance by $0.1 million.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of March 31, 2009 and December 31, 3008 the Company was not in default on either agreement with CNB (see Footnote 9).

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

On September 4, 2008, the Company agreed to indemnify one of its Publisher Solutions customers, IAC Search & Media (“IAC”), pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a Complaint, which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC and others, alleging that the Company’s AdCenter for Publisher violates the plaintiff’s patent and seeks injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, the Company entered into a Settlement Agreement with the plaintiffs whereby the Company agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, the Company also agreed to pay IAC’s defense costs in the Action which totaled $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC. In March 2009, the Company paid the $0.6 million required by the Settlement Agreement and the $0.4 million IAC defense cost reimbursement.

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

The following table sets forth the indemnification liability activity, including the Settlement Agreement payment, IAC defense costs and the Company’s defense costs, during the three months ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

Indemniciation Liability
Balance at December 31, 2007	$—
Indemnification costs included in general and administrative expense	1,076
Cash payments	(57)

Balance at December 31, 2008	1,019
Indemnification costs included in general and administrative expense	54
Cash payments	(1,016)

Balance at March 31, 2009	$57

The indemnification liability is classified in trade accounts payable and accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet. (See Footnote 7)

Legal Proceedings

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at March 31, 2009 and December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of March 31, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Members.

The following table sets forth the legal proceedings liability activity during three months ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

Legal Proceedings Liability
Balance at December 31, 2007	$1,000
Amounts paid to plaintiff’s counsel	(602)
Advertising credits provided to Class Members	(59)

Balance at December 31, 2008	339
Advertising credits provided to Class Members	—

Balance at March 31, 2009	$339

The legal proceedings liability is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet. (See Footnote 7)

11. Stockholders’ Equity

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 5.1 million and 5.2 million shares of common stock at March 31, 2009 and December 31, 2008, respectively. There were 1.3 million shares available to be granted under the Plans at March 31, 2009.

The Company accounts for employee stock options and awards under SFAS 123R and its related interpretations. Share-based compensation expense recorded during the three months ended March 31, 2009 and 2008 was included in the Company’s Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Sales and marketing	$57	$109
Product development	158	179
General and administrative	326	750
Loss from discontinued operations	—	11

Total share-based compensation	541	1,049
Less amounts capitalized as software development costs	(24)	(25)

Total share-based compensation expense	$517	$1,024

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31, 2009 was $2.9 million and is expected to be recognized over a weighted-average period of approximately 2.4 years. The total fair value of equity awards vested during the three months ended March 31, 2009 and 2008 was $0.5 million and $1.0 million, respectively.

The Company recorded share-based compensation of $0.5 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. Of these amounts, insignificant amounts were capitalized related to the development of internal-use software in accordance with SOP No. 98-1.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2007	4,341	$4.65
Granted	1,221	3.44
Exercised	(46)	3.08
Expired/forfeited	(1,698)	5.18

Options outstanding at December 31, 2008	3,818	4.05
Granted	78	1.08
Expired/forfeited	(117)	3.80

Options outstanding at March 31, 2009	3,779	$3.99	8.03	$16

Vested and expected to vest at March 31, 2009	3,471	$4.04	7.98	$8

Exercisable at March 31, 2009	2,377	$4.36	7.69	$8

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

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.02 - $ 3.19	745	8.29	$2.67	473	$2.72
$3.20 - $ 3.20	1,052	8.61	3.20	362	$3.20
$3.21 - $ 3.68	795	8.71	3.58	623	$3.58
$3.70 - $ 4.61	830	7.54	4.34	595	$4.34
$4.69 - $20.55	357	5.37	9.17	324	$9.62

$1.02 - $20.55	3,779	8.03	3.99	2,377	$4.36

Stock Awards

During the three month ended March 31, 2009, the Company issued 23 thousand shares of fully vested restricted stock, with a weighted average grant date fair value of $1.02 per share, under the Plans.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “ESPP”), which was approved by the shareholders in July 1999, the Company is authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period is 24 months, composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expenses were not significant for the three months ended March 31, 2009 and 2008. As of March 31, 2009, 478 thousand shares have been issued under the ESPP and 42 thousand shares remain available for issuance.

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

The weighted average grant-date fair value of options granted in the three months ended March 31, 2009 and 2008 was $0.63 and $2.27 per share, respectively.

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three months ended March 31, 2009. The total cash received as a result of exercises under all share-based compensation arrangement and the aggregate intrinsic value of options exercised was not significant for the three months ended March 31, 2008. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

12. Related Party Transactions

The Company paid one of its board members, Jean-Yves Dexmier, fees totaling $63 thousand during the three months ended March 31, 2009 in connection with Mr. Dexmier providing additional board services to the Company as Chair of its Strategic Direction committee. The Company paid $24 thousand during the three months ended March 31, 2008 in connection with additional board services under a Board Services Agreement with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

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

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (“AdCenter”). The Company’s extensive search advertising distribution network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 91% and 90% of total revenues in the quarters ended March 31, 2009 and 2008, respectively.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, Internet Service Providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering has provided 9%, and 10% of total revenues in the quarters ended March 31, 2009 and 2008, respectively.

In 2007, our management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, our management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold for an insignificant amount. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Footnote 3). At March 31, 2009, the Company continues to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

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

Investments

We account for investments in securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.”

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

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses upon sale of investments using the specific identification method.

Fair Value of Financial Instruments

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

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; and other license fees. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and EITF No. -21, Revenue Arrangements with Multiple Deliverables. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. As of March 31, 2009 and December 31, 2008, we have no recorded goodwill. The majority of intangible assets are amortized over two to seven years, the period of expected benefit.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We amortize acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenue in our Unaudited Condensed Consolidated Statements of Operations.

Deferred Taxes

We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to our history of losses and the uncertainty of net operating loss utilization, we have established a valuation allowance for the full amount of our deferred tax assets. We adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 Accounting for Uncertainty for Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. In accordance with the provisions of FIN 48, we record liabilities, where appropriate, for all uncertain income tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

Restructuring Charges

We have recorded restructuring accruals related to closing of certain leased facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal of Activities. Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

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

We use the Black-Scholes method of valuation for share-based awards granted. We elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Overview of the Three Months Ended March 31, 2009

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	61.1%	57.9%

Gross profit	38.9%	42.1%
Operating expenses:
Sales and marketing	10.3%	12.6%
Product development	19.7%	16.6%
General and administrative	25.4%	16.4%

Total operating expenses	55.4%	45.6%

Loss from operations	(16.5%)	(3.5%)
Non-operating income, net	0.4%	2.5%

Loss from continuing operations before income taxes	(16.1%)	(1.0%)
Income tax expense	0.1%	0.1%

Loss from continuing operations	(16.2%)	(1.1%)
Income (loss) from discontinued operations, net of tax	0.8%	(1.7%)

Net loss	(15.4%)	(2.8%)

Revenues

Revenue is derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$12,015	91%	$15,802	90%	$(3,787)	(24%)
Publisher Solutions	1,239	9%	1,742	10%	(503)	(29%)

Total revenue	$13,254	100%	$17,544	100%	$(4,290)	(24%)

The Company recognized $13.3 million of total revenue during the three months ended March 31, 2009, down 24% from the $17.5 million recognized during the three months ended March 31, 2008. We believe that the $4.3 million decrease in revenue for the first quarter of 2009 as compared to the comparable period of 2008 was primarily due to tightening advertising budgets resulting from the current general economic downturn.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the three months ended March 31, 2009, two customers accounted for a combined 30% of revenue and for the three months ended March 31, 2008, one customer accounted for 22% of revenue. For the quarter ended March 31, 2009, IAC Search and Media (“IAC”) represented $2.7 million, or 20%, of total revenue and $1.1 million, or 89%, of the Publisher Solutions revenue. Our contract with IAC expires December 31, 2009. IAC is currently soliciting bids for a new contract and we are actively participating in the process.

We recognized $12.0 million of Advertiser Networks revenue during the three months ended March 31, 2009, down 24% from the $15.8 million recognized during the three months ended March 31, 2008. Revenue from Advertiser Networks decreased in the first quarter of 2009 by $3.8 million compared to the same period in 2008 primarily as a result of a decrease in average revenue per click (“RPC”) which was partially offset by an increase in paid clicks. RPC decreased to $0.07 from $0.10 in the first quarter of 2009 as compared to 2008 reflecting the continued shift in the channels used to reach search advertiser network customers and the segment composition of search advertiser network customers. Paid clicks totaled 184 million for first quarter of 2009 as compared to 152 million for the first quarter of 2008, an increase of 21%, but a 9% decrease from the 201 million paid clicks for the fourth quarter of 2008. The increased paid click volume is attributed to an increase in advertisers, improvements in quality of our platform, performance optimization and better match rates.

We recognized $1.2 million of Publisher Solutions revenue during the three months ended March 31, 2009, a 29% decrease from the $1.7 million recognized during the three months ended March 31, 2008. IAC represented 89% and 83% of Publisher Solutions revenue for the three months ended March 31, 2009 and 2008, respectively. Publisher Solutions revenue decreased $0.5 million in the first quarter of 2009 as compared to the same period of 2008 primarily due to reduced revenue from IAC resulting from a contractual reduction of the revenue share percentage in the final year of the contract.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$7,587	57%	$9,713	55%	$(2,126)	(22%)
Other costs	515	4%	445	3%	70	16%

Total cost of revenue	$8,102	61%	$10,158	58%	$(2,056)	(20%)

Traffic acquisition costs as percentage of Advertiser Network revenue		63.1%		61.5%

Our total cost of revenue during the three months ended March 31, 2009 was $8.1 million, down $2.1 million, or 20% from the $10.2 million in the three months ended March 31, 2008.

Our TAC during the three months ended March 31, 2009 were $7.6 million, down $2.1 million, or 22% from the $9.7 million in the three months ended March 31, 2008. As a percentage of Advertising Network revenue, TAC increased approximately two percentage points from 61.5% in first quarter of 2008 to 63.1% in the first quarter of 2009. These changes are primarily due to the reduced Advertiser Network revenue combined with our network quality enhancement initiatives.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is significantly greater than that of Advertiser Network.

Other costs of revenue consist of connectivity costs, expenses relating to hosting advertising operations, and credit card fees. These costs increased in first quarter of 2009 compared to the same period of 2008 primarily due to increased connectivity and hosting expenses related to maintaining the server facilities.

Consistent with the reasons revenue and cost of revenue decreased in the first quarter of 2009 as compared to the first quarter of 2008, gross profit declined approximately 3 percentage points to 39% for the first quarter of 2009 versus 42% for the same quarter in 2008 and gross profit, in absolute dollars, also decreased $2.2 million to $5.2 million.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges, and impairment charges as follows (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,365	10%	$2,216	13%	$(851)	(38%)
Product development	2,613	20%	2,905	17%	(292)	(10%)
General and administrative	3,369	25%	2,872	16%	497	17%

Total operating expenses	$7,347	55%	$7,993	46%	$(646)	(8%)

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Sales and marketing	$57	$109
Product development	158	179
General and administrative	326	750
Loss from discontinued operations	—	11

Total share-based compensation	541	1,049
Less amounts capitalized as software development costs	(24)	(25)

Total share-based compensation expense	$517	$1,024

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

Our sales and marketing expenses during the three months ended March 31, 2009 were $1.4 million, down 38% from $2.2 million in the same period of 2008. Sales and marketing expense for the first quarter of 2009 decreased $0.9 million compared to the same quarter of the prior year primarily due to decreased staffing costs, of $0.5 million, combined with reduced bad debt expense resulting from successful collection efforts.

Product Development

Product development costs include all costs related to the continued development, enhancement and technical operating expenses relating to our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment, are capitalized after certain milestones have been achieved and amortized over a three year period once the project is placed in service. Software licensing and computer equipment depreciation related to supporting product development functions are also included in product development expenses.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research and development, training and testing.

Product development and capitalized software development costs were as follows:

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development costs	$2,987	3%	$3,114	18%	$(127)	(4%)
Capitalized software development costs	(374)	(3%)	(209)	(1%)	(165)	79%

Total product development expenses	$2,613	20%	$2,905	17%	$(292)	(10%)

Our product development expenses, net of capitalized software development costs, during the three months ended March 31, 2009 was $2.6 million, down 10%, from $2.9 million for the three months ended March 31, 2008. Product development expenses, net of capitalized software development costs, for the 2009 quarter decreased $0.3 million compared to the comparable 2008 quarter primarily due to increased capitalized software development costs combined with slightly decreased staffing costs. The amount of software development costs capitalized during the three months ended March 31, 2009 increased $0.2 million, or 79%, as compared to the comparable 2008 quarter primarily due to the maturation of the technology requiring reduced maintenance support and allowing for more enhancement development.

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

Our general and administrative expense during the three months ended March 31, 2009 was $3.4 million, up 17% from $2.9 million for the three months ended March 31, 2008. General and administrative expenses for the first quarter of 2009 increased $0.5 million compared to the same quarter of the prior year primarily due to $0.8 million of expense associated with our evaluation of strategic growth alternatives, partially offset by a decrease in share-based compensation of $0.4 million. Of the increase related to the evaluation of strategic growth alternatives, $0.3 million is related to the expensing of investment banker retainer fees that were classified as prepaid expenses at December 31, 2008 as required by the adoption of SFAS 141R in 2009 which requires the immediate expensing of costs related to business combinations. In the first quarter of 2008, share-based compensation expense included $0.3 million of accelerated expense resulting from options granted to the President and Chief Executive Officer.

Loss from Operations (in thousands)

Our loss from operations for the three months ended March 31, 2009 was $2.2 million, an increase from a loss of $0.6 million for the three months ended March 31, 2008. The loss from operations increased $1.6 million primarily due to the factors discussed above, including but not limited to our decreased revenue and gross profit of $4.3 million and $2.2 million, respectively, in the first quarter of 2009 as compared to the comparable quarter of 2008, which were partially offset by $0.6 million of lower operating expenses, including $0.8 million of costs associated with the evaluation of strategic growth alternatives.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income (expense)
Interest income	$92	1%	$459	3%	$(367)	(80%)
Interest expense	(38)	0%	(27)	0%	(11)	41%
Other income, net	—	0%	1	0%	(1)	(100%)

Total non-operating income	$54	0%	$433	2%	$(379)	(88%)

Income tax expense	$8	0%	$7	0%	$1	14%

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.4 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease was primarily driven by a sharp decrease in average yields earned on cash and investment balances in the 2009 period compared to 2008 period, combined with nearly a 30% decrease in average cash and investment balance during the same periods.

Interest expense primarily consists of interest paid on capital leases and our note payable.

Income (Loss) from Discontinued Operations, Net of Tax

In 2007, our management decided to exit certain consumer products activities and to sell the related websites and assets associated with those activities. In the first quarter of 2008, our management further decided to exit our remaining consumer products activities, primarily Furl and Wisenut. This decision, combined with the assets previously disposed of, met the discontinued operations criteria in accordance with SFAS 144, and the results of operations to be disposed of and previously disposed assets, including related gains, have been reclassified as discontinued operations for the three months ended March 31, 2009 and 2008.

Income (loss) from discontinued operations, net of tax, was as follows (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$109	1%	$(307)	(2%)	$416	(136%)

The following table reflects revenue, gross profit, operating expenses, non operating income, gain on disposal, income tax expense and net income (loss) from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue	$8	$26

Gross profit (loss)	$8	$(49)
Product development expenses	36	331
General and administrative expenses	—	40

Total operating expenses	36	371
Gain on disposal	137	113

Net income (loss) from discontinued operations	$109	$(307)

In the fourth quarter of 2008, management determined that the Furl assets were impaired due to lack of marketability and decided to wind down the Furl operations. As a result, the Furl assets were fully impaired as of December 31, 2008. In the first quarter of 2009, the Furl assets were sold for an insignificant amount.

The gain on disposal consists of contingent purchase consideration resulting from the sale of Net Nanny to Content Watch, Inc. in 2007.

As of March 31, 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Net cash used in operating activities	$(1,611)	$(2,052)	$441
Net cash provided by investing activities	4,953	(567)	5,520
Net cash provided by (used in) financing activities	(238)	(20,882)	20,644

Increase (decrease) in cash and cash equivalents	$3,104	$(23,501)	$26,605

Cash, cash equivalent and short-term investment balances were as follows as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$25,497	$22,393	$3,104
Short-term investments	4,997	10,185	(5,188)

Total	$30,494	$32,578	$(2,084)

% of total assets	71%	70%

Total Assets	$42,722	$46,764

At March 31, 2009, we had $30.5 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government, municipalities in the U.S., commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Footnote 2 to the Unaudited Condensed Consolidated Financial Statements, Fair Value of Financial Instruments, which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $2.1 million to $30.5 million at March 31, 2009 from $32.6 million at December 31, 2008, primarily due to our operating loss and the use of capital to reduce accounts payable and accrued liabilities, partially offset by accounts receivable collections.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, as well as our capital lease line and the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments, capital lease line and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services, including the impact of the possible loss of the ASL contract and changes in customer buying behavior that may result from the current general economic downturn. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used by operating activities in the three months ended March 31, 2009 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in the first quarter of 2009 was $1.6 million and consisted of a net loss of $2.0 million, adjustments for non-cash items of $1.1 million and cash used by working capital and other activities of $0.7 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $0.5 million of share-based compensation expense, partially offset by a $0.1 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $2.6 million in accounts payable and accrued and other current liabilities partially offset by a $1.8 million decrease in accounts receivable. The decrease in accounts payable and accrued and other current liabilities is due to the timing of vendor payments combined with the payment of legal fees and settlement expenses accrued in 2008 related to an indemnification claim. The decrease in accounts receivable is attributed to less revenue from invoiced customers as compared to the previous quarter, combined with successful collection efforts.

Cash used by operating activities in the three months ended March 31, 2008 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains or losses on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in the first quarter of 2008 was $2.1 million and consisted of net loss of $0.5 million, adjustments for non-cash items of $1.9 million and cash used by working capital and other activities of $3.5 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $1.0 million of share-based compensation expense, partially offset by a $0.1 million gain on sale of assets. In addition, changes in working capital activities were primarily attributed to the business volume growth and consisted of a $2.3 million net increase accounts receivable, a $0.5 million decrease in accounts payable and accrued and other current liabilities and a $0.6 million increase in prepaid expenses, other assets, deferred revenue, customer deposits and other long term liabilities. The increase in accounts receivable was related to more revenue from invoiced customers and a lower percentage of revenue derived from credit card paying customers.

Investing Activities

Cash provided by investing activities in the first quarter of 2009 of $5.0 million was primarily attributed to net proceeds from investments of $5.2 million, partially offset by $0.4 million for capital expenditures. Our first quarter of 2009 capital expenditures consisted of an investment of $0.4 million in internally developed software related to our core service offering. During the three months ended March 31, 2009, most of our $0.4 million investment in computer equipment was financed with capital leases.

Cash used in investing activities in the first quarter of 2008 of $0.6 million was primarily used for capital expenditures. Our first quarter of 2008 capital expenditures consisted of an investment of $0.2 million in internally developed software related to our core service offering, $0.3 million to acquire an intangible asset and $0.1 million for property and equipment. During the three months ended March 31, 2008, an additional $0.3 million of computer equipment was acquired and financed with capital leases.

Financing Activities

Cash used by financing activities in the first quarter of 2009 of $0.2 million is attributed to scheduled capital lease and note payable payments.

Cash used by financing activities in the first quarter of 2008 of $20.9 million was due to the repurchase of our common stock via a combination of a modified Dutch Auction tender offer and stock repurchase program, in the amount of $20.8 million, and $0.1 million used to make scheduled capital lease and note payable payments.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of an aggregate of approximately $1.1 million at March 31, 2009 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of March 31, 2009, we were in compliance with both required covenants in each SBLC. On April 14, 2009, we amended the building lease SBLC to reduce the outstanding balance by $0.1 million.

On January 22, 2009, we renewed our master equipment lease agreement with CNB for an amount of up to $1.7 million for the purchase of technical equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of March 31, 2009, there is $1.3 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 6.38% per annum.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of March 31, 2009 we were not in default on either agreement with CNB. On April 14, 2009, we amended the building lease SBLC to reduce the outstanding balance by $0.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2008, we believe that there have been no significant changes in contractual obligations or commercial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to interest rate risk and the market value of certain investments that we hold. We manage these market risks through our normal investing and operating activities. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Uncertainties in Credit Markets

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., commercial paper, time deposits, money market mutual funds and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at March 31, 2009.

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended March 31, 2009, there were no significant deficiencies identified in the design and operation of our internal controls. For the year ended December 31, 2008, there were two significant deficiencies identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies and will continue to work to reduce the occurrence of future significant deficiencies

Limitations on the Effectiveness of Controls

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at March 31, 2009 and December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of March 31, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Member and $0.3 million remains recorded as an accrued liability.

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

Other than certain updates to our risk factors regarding our net losses, concentrations of search advertisers and distribution network partners, as set forth below, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008 that could affect our business, results of operations or financial condition.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertisements accounted for substantially all of our revenues for the year ended December 31, 2008. Our success depends upon search advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate for the year ended December 31, 2008. In addition, two customers accounted for more than 10% of net revenue and 30% in aggregate for the quarter ended March 31, 2009. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our contract with IAC Search and Media (“IAC”) accounting for 85% of Publisher Solutions revenue and 15% of total revenue in 2008; and 89% of Publisher Solutions revenue and 20% to total revenue for the quarter ended March 31, 2009, expires in December 2009 and if not renewed could result in a significant loss of revenue. IAC is currently soliciting bids for a new contract and we are actively participating in the process.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with the five largest distribution network partners accounting for approximately 56% of our Advertiser Networks revenue for the year ended December 31, 2008. Our four largest distribution network partners accounted for approximately 54% of our Advertiser Networks revenue for the quarter ended March 31, 2009. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. If we are unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $2.0 million for the three months ended March 31, 2009, and as of March 31, 2009 our accumulated deficit was approximately $230.9 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertisers spend on our advertising network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our match rate and/or revenue-per-click, or we are unable to rebuild our match rate, and/or revenue-per-click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue-per-click (“RPC”) and average match rate, which is the rate at which paid listings are matched against search queries, due to various market segment, customer, and channel factors. We may experience decreases in RPC or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertisers, changes in the composition of our distribution network or other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities, and when appropriate, we intend to make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities to expand our service offerings, and to extend the operating scale of our network businesses. The pursuit of these acquisitions, whether or not completed, as well as the completion of these acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

On April 30, 2009, we renewed our capital lease line which expires on April 30, 2010. We may need to renew this lease line or we may need to enter into additional credit facilities to operate the business. The recent global financial crisis, and further financial institution failures, may make it more difficult for us either to utilize our existing debt capacity or otherwise obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

Risks Related to Operating in our Industry

Economic conditions, political events, and other circumstances could materially adversely affect the Company

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for some time. Some of the factors that could influence the levels of consumer spending and, in turn, online advertising, include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior and, in turn, online advertising. As evidenced by our recent financial results, these and other economic factors have had, and could in the future have, a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

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

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer

Invalid clicks are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our advertisers’ text advertisements coming from within our distribution network. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. Invalid clicks are commonly referred to as “click fraud.” We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network.

However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to be able to completely detect and remove all invalid traffic from our search network. We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to advertiser complaints, claims, litigation or inquiries in the future. For example, in March 2005, the Company was served with the second amended complaint in a class action lawsuit (Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to invalid traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertisers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to actual sales for the search advertisers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertisers and revenue and could materially and adversely affect our financial results.

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

We have an agreement with Savvis Communications, Inc. to house equipment for web serving and networking and to provide network connectivity services. We have an agreement with AboveNet Communications, Inc. to provide network connectivity services. We also have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and AboveNet to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor AboveNet guarantees that our Internet access will be uninterrupted, error-free or secure. We have developed a 30-day disaster recovery plan to respond in the event of a catastrophic loss of our critical, revenue-generating systems. We have an agreement with Raging Wire, Inc. in Sacramento, California to provide co-location and networking services for our critical systems in such an event. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize and record revenue would suffer.

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

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or our publisher customers’ advertisers or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we or our publishers’ customers can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding the sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet. In 2007, the Federal Trade Commission proposed new regulations relating to online behavioral targeting. Moreover, as we enter into foreign markets, we may become subject to additional regulation and legislation. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. As we continue our Section 404 compliance efforts we may identify significant deficiencies, or material weaknesses, in the design and operation of our internal control over financial reporting. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts in connection with its Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenues or increase our costs

Internet user privacy has become an issue both in the United States and abroad. The United States Congress and Federal Trade Commission are considering new legislation and regulations to regulate Internet privacy. The Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet consumers may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

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

A significant market downturn may lead to a decline in the value of securities we hold in our investment portfolio

Beginning in 2008, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. This downturn may adversely affect the value and liquidity of securities we hold in our investment portfolio.

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

LOOKSMART, LTD.

Dated: May 5, 2009

By:	/s/ Stephen C. Markowski
Stephen C. Markowski Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

4.5++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form
8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.5++	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9++	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and September 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.13++	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14++	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42++	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.43++	Employment offer letter between the Registrant and its Vice President, East Coast dated March 22, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46++	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51+	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006 (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.52+	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008. (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.53*‡	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006.

10.59++	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009)

10.62++	Amendment to offer letter between Registrant and its Chief Financial Officer dated March 23, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(++)	Management contract or compensatory plan or arrangement.