Form 10-Q
period 2009-06-30
LOOKSMART LTD
filed 2009-08-04
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of July 31, 2009, there were 17,120,238 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,599	$22,393
Short-term investments	6,121	10,185

Total cash, cash equivalents and short-term investments	29,720	32,578
Trade accounts receivable, net	4,857	7,017
Prepaid expenses and other current assets	1,089	1,563

Total current assets	35,666	41,158
Property and equipment, net	3,033	3,371
Capitalized software and other assets, net	2,152	1,942
Intangible assets, net	100	293

Total assets	$40,951	$46,764

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,160	$4,357
Accrued liabilities	4,435	6,690
Deferred revenue and customer deposits	1,721	1,593
Current portion of long term obligations	1,865	2,275

Total current liabilities	11,181	14,915
Long-term obligations, net of current portion	1,573	1,438

Total liabilities	12,754	16,353
Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at June 30, 2009 and December 31, 2008; Issued and Outstanding: none at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; Authorized: 200,000 shares at June 30, 2009 and December 31, 2008; Issued and Outstanding: 17,120 shares and 17,075 shares at June 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	260,366	259,276
Accumulated other comprehensive gain (loss)	18	(4)
Accumulated deficit	(232,204)	(228,878)

Total stockholders’ equity	28,197	30,411

Total liabilities and stockholders’ equity	$40,951	$46,764

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$13,223	$17,092	$26,477	$34,636
Cost of revenue	7,990	10,318	16,092	20,476

Gross profit	5,233	6,774	10,385	14,160
Operating expenses:
Sales and marketing	1,474	1,994	2,839	4,210
Product development	2,485	2,833	5,098	5,738
General and administrative	2,303	2,362	5,672	5,234
Restructuring charge (benefit)	229	(135)	229	(135)
Impairment charge	180	—	180	—

Total operating expenses	6,671	7,054	14,018	15,047

Loss from operations	(1,438)	(280)	(3,633)	(887)
Non-operating income, net	22	247	76	680

Loss from continuing operations before income taxes	(1,416)	(33)	(3,557)	(207)
Income tax expense	—	7	8	14

Loss from continuing operations	(1,416)	(40)	(3,565)	(221)
Income (loss) from discontinued operations, net of tax	130	(136)	239	(443)

Net loss	$(1,286)	$(176)	$(3,326)	$(664)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.09)	$—	$(0.20)	$(0.01)
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.01	(0.03)

Net loss per share	$(0.08)	$(0.01)	$(0.19)	$(0.04)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,102	16,998	17,089	18,773

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,326)	$(664)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,470	1,693
Share-based compensation	1,032	1,583
Restructuring charge (benefit)	18	(135)
Impairment charge	180	—
Gain from sale of assets and other non-cash charges	(254)	(98)
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,115	(942)
Prepaid expenses and other current assets	477	(55)
Trade accounts payable	(1,197)	920
Accrued liabilities	(2,038)	(2,775)
Deferred revenue and customer deposits	128	(642)
Other long-term liabilities	(588)	204

Net cash used in operating activities	(1,983)	(911)

Cash flows from investing activities:
Purchase of short-term investments	(5,334)	(24,507)
Proceeds from sale of short-term investments	9,404	23,889
Payments for property and equipment and capitalized software development	(653)	(966)
Purchase of intangible assets	—	(280)
Proceeds from sale of certain consumer assets	—	1,025
Proceeds from contingent purchase consideration of certain consumer assets	268	174

Net cash provided by (used in) investing activities	3,685	(665)

Cash flows from financing activities:
Principal payments of notes	(34)	(31)
Principal payments of capital lease obligations	(476)	(215)
Proceeds from issuance of common stock	14	176
Payments for repurchase of common stock	—	(20,776)

Net cash used in financing activities	(496)	(20,846)

Increase (decrease) in cash and cash equivalents	1,206	(22,422)
Cash and cash equivalents, beginning of period	22,393	35,743

Cash and cash equivalents, end of period	$23,599	$13,321

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$870	$553
Property and equipment received and liability accrued	$113	$62
Increase in other assets associated with the contingent purchase consideration of certain consumer assets	$—	$220
Reclass of property and equipment, capitalized software, and intangible assets related to certain consumer assets held for sale, net	$—	$1,010

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

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (referred to as the “AdCenter” platform). The Company’s search advertising distribution network (“Advertising Networks”) includes publishers and search partners in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

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

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 3.) At June 30, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended June 30, 2009 are not necessarily indicative of results to be expected for the full year. We evaluated events and transactions after June 30, 2009 and before the date the financial statements were issued, for potential recognition or disclosure in the financial statements, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”) (discussed further in the “Recently Issued Accounting Pronouncements” section of Note 1).

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of other comprehensive income (loss) in stockholders’ equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2009 and December 31, 2008, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank, and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	June 30, 2009	December 31, 2008
Company 1	24%	26%
Company 2	15%	*	*
Company 3	11%	*	*
Company 4	* *	18%

**	Less than 10%

Revenue Concentrations

The United States is the only county which accounted for 10% or more of the Company’s revenue for each of the three and six months ended June 30, 2009 and 2008. The United Stated accounted for 89% and 87% of revenue for the three and six months ended June 30, 2009, respectively, and 82% and 83% of revenue for the three and six months ended June 30, 2008, respectively.

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Advertising Networks	91%	92%	91%	91%
Publisher Solutions	9%	8%	9%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Company 1	17%	16%	19%	13%
Company 2	11%	12%	10%	17%

For the three and six month ended June 30, 2009, IAC Search and Media (“IAC” or “Company 1”) accounted for 17% and 19%, respectively, of net revenue, and 79% and 84%, respectively of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, expires by its terms on December 31, 2009.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the vendors that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
Distribution Partner 1	*	*	11%	15%	*	*
Distribution Partner 2	10%		12%	12%	*	*
Distribution Partner 3	*	*	* *	11%	10%
Distribution Partner 4	11%		12%	10%	12%

**	Less than 10%

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining amortization period for the capitalized costs. The Company expects to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

The Company’s capitalized software development costs were $8.1 million and $7.4 million with related accumulated amortization of $6.0 million and $5.5 million at June 30, 2009 and December 31, 2008, respectively. Amortization expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively. Capitalized software development costs are included in capitalized software and other assets and are amortized over three years.

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

As of June 30, 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

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

The Company also enters into agreements to provide private-labeled versions of its products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; and other license fees. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is insignificant and $0.3 million at June 30, 2009 and December 31, 2008, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.1 million and $0.3 million at June 30, 2009 and December 31, 2008, respectively. Bad debt (recovery) expense included in sales and marketing expense is insignificant and ($0.1) million for the three and six months ended June 30, 2009, respectively, and $0.1 million for each of the three and six months ended June 30, 2008.

Traffic Acquisition Costs

The Company enters into agreements of varying durations with its distribution network partners that display the Company’s listings ads on their sites in return for a percentage of the revenue-per-click that the Company receives when the ads are clicked on those partners’ sites.

The Company also enters into agreements of varying durations with third party affiliates. There are generally three economic structures of the affiliate agreements: guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

The Company expenses, as cost of revenues, TAC under two methods; agreements with fixed payments are expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Share-Based Compensation

The Company accounts for share-based compensation costs in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Share-based Compensation (“SFAS 123”). SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2009 was $0.5 million and $1.1 million, respectively, and $0.6 and $1.6 for the three and six months ended June 30, 2008, respectively, which was related to stock grants, options and employee stock purchases.

SFAS 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2009 and 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under the provisions of SFAS 123R, the Company uses the Black-Scholes method of valuation for share-based awards granted. The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accordance with the provisions of FIN 48, the Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Gain (Loss)

The Company has adopted the accounting treatment prescribed by SFAS No. 130, Comprehensive Income. Other comprehensive gain (loss) as of June 30, 2009 and December 31, 2008 consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

Net Income (Loss) per Common Share

SFAS No. 128, Earnings per Share, establishes standards for computing and presenting net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”) which delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities within its scope and the impact was immaterial on the Company’s results of operations, financial position or liquidity and as of January 1, 2009 for nonfinancial assets and nonfinancial liabilities required to be measured at fair value. The adoption of these additional provisions will result in the Company calculating the fair value of nonfinancial assets and nonfinancial liabilities, including intangible assets, by using a combination of the income, market and cost approaches as applicable. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial position or liquidity. In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance in estimating fair value in accordance with SFAS 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141R-1”) which amends the provisions of SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP SFAS 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus the Company is required to apply the provisions of FSP SFAS 141R-1 to any business acquisition which occurs on or after January 1, 2009, but this standard will have no effect on prior acquisitions. The effect of the adoption of FSP SFAS 141R-1 will depend upon the nature of any future business combinations undertaken.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”) which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and became effective for the Company on January 1, 2009. Early adoption was prohibited. The adoption of FSP SFAS 142-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 and become effective for the Company in the second quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS 165 which established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. See the “Unaudited Interim Financial Information” section in Note 1 for the related disclosures. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

2. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its financial statements to reflect these foreign entity expenses as discontinued. During the three months ended June 30, 2009 and 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. The Company expects to complete the dissolution of these entities in 2009. As of June 30, 2009 and December 31, 2008, there were no net assets related to the discontinued foreign legal entities.

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

As of June 30, 2009 and December 31, 2008, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$—	$26	$8	$52

Gross profit	$—	$80	$8	$31
Product development expenses	3	189	39	520
General and administrative expenses	—	(5)	—	35
Impairment charges	—	381	—	381

Total operating expenses	3	565	39	936
Gain on disposal	133	340	270	453
Non-operating income, net	—	9	—	9

Net income (loss) from discontinued operations	$130	$(136)	$239	$(443)

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

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, which has been classified as gain on disposal.

3. Cash, Cash Equivalents and Short-Term Investments

FSP FAS 115-2 and FAS 124-2 provide additional guidance to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009				December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,523	$—	$—	$4,523	$4,614	$—	$—	$4,614

Cash equivalents
Money market mutual funds	9,379	—	—	9,379	17,279	—	—	17,279
Certificates of deposit	500	—	—	500	500	—	—	500
Commercial paper	9,197	—	—	9,197	—	—	—	—

Total cash equivalents	19,076	—	—	19,076	17,779	—	—	17,779

Total cash and cash equivalents	23,599	—	—	23,599	22,393	—	—	22,393

Short-term investments:
Corporate bonds	1,508	11	(2)	1,517	5,204	—	(9)	5,195
United States government debt securities	2,804	9	—	2,813	2,004	28	—	2,032
Certificates of deposit	1,791	—	—	1,791	2,000	—	—	2,000
Zero Coupon Municipal Bonds - California					981		(23)	958

Total short-term investments	6,103	20	(2)	6,121	10,189	28	(32)	10,185

Total cash, cash equivalents and short-term investments	$29,702	$20	$(2)	$29,720	$32,582	$28	$(32)	$32,578

There were no realized gains or realized losses for the three and six months ended June 30, 2009. Realized gains and realized losses were not significant for the three and six months ended June 30, 2008. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at June 30, 2009 were less than one year.

The Company’s gross unrealized loss on investments in corporate bonds at June 30, 3009 relates to a single security with an amortized cost of $0.7 million. The Company considers the decline in market value of this security to be temporary in nature and caused by changes in market interest rates. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six month ended June 30, 2009 and 2008, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Prepaid expenses and other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Investment bank retainer fees	$—	$325
Other prepaid expenses	629	688
Other current assets	460	550

Total	$1,089	$1,563

Effective upon the adoption of SFAS 141R on January 1, 2009, the prepaid investment bank retainer fees at December 31, 2008 relating to evaluating strategic growth alternatives were expensed and reflected in general and administrative expenses. Fees paid in the future of a similar nature will be expensed as incurred.

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$16,659	$(13,820)	$2,839	$16,362	$(13,393)	$2,969
Furniture and fixtures	1,151	(1,113)	38	1,151	(1,105)	46
Software	3,768	(3,761)	7	3,765	(3,746)	19
Leasehold improvements	2,901	(2,752)	149	2,901	(2,564)	337

Total	$24,479	$(21,446)	$3,033	$24,179	$(20,808)	$3,371

Depreciation expense on property and equipment for the three and six months ended June 30, 2009, including property and equipment under capital lease, was approximately $0.5 million and $1.0 million, respectively. Depreciation expense on property and equipment for the three and six months ended June 30, 2008, including property and equipment under capital lease, was approximately $0.6 million and $1.2 million, respectively. Equipment under capital lease totaled $3.8 million as of June 30, 2009 and $3.1 million as of December 31, 2008. Depreciation expense on equipment under capital lease was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and was $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively. Additionally, accumulated depreciation on equipment under capital lease was $1.2 million as of June 30, 2009 and $0.7 million as of December 31, 2008.

6. Intangible Assets

The Company’s intangible assets consist of purchased technology that have estimated useful lives of three years and are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable purchased technology	$178	$(78)	$100	$358	$(65)	$293

Intangible asset amortization expense was not significant for the three and six months ended June 30, 2009 and three months ended June 30, 2008, and was $0.1 million for the six months ended June 30, 2008, and has been classified as discontinued operations.

As of June 30, 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued compensation and related expenses	$625	$722
Accrued distribution and partner costs	2,484	3,173
Accrued legal costs and other professional service fees	679	499
Accrued legal proceedings liability	339	339
Accrued indemnification liability	—	1,019
Accrued equipment purchases	113	370
Other	195	568

Total accrued liabilities	$4,435	$6,690

See Note 12, Commitments and Contingencies, for complete discussion of the accrued legal proceedings and indemnification liabilities.

8. Restructuring Charge

In May 2009, the Company recorded $0.2 million in pre-tax restructuring charges associated with the termination of eight employees. The remaining cash payments associated with the restructuring liability are expected to be paid in the third quarter of 2009. The restructuring liability activity was as follows for the six months ended June 30, 2009 (in thousands):

Employee Severance Costs
Restructuring charge	$229
Cash payments	(211)

Balance at June 30, 2009	$18

The restructuring liability is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

9. Lease Restructuring and Other Liabilities

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities, and incurred lease restructuring costs related to closing these facilities. Additionally, the Company entered into various subleases.

Lease restructuring and other liabilities consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Lease restructuring	$572	$1,160
Sublease deposits	196	243

Total lease restructuring and other liabilities	$768	$1,403

As of June 30, 2009 and December 31, 2008, the lease restructuring liability was approximately $0.8 million and $1.4 million, respectively, and is included in the current portion of long-term obligations.

The following table sets forth lease restructuring activity during the six months ended June 30, 2009 and year ended December 31, 2008 (in thousands):

Lease Restructuring Costs
Balance at December 31, 2007	$2,498
Amortization of lease restructuring costs	(1,203)
Lease restructuring credit	(135)

Balance at December 31, 2008	1,160
Amortization of lease restructuring costs	(297)

Balance at March 31, 2009	863
Amortization of lease restructuring costs	(291)

Balance at June 30, 2009	$572

In the second quarter of 2008, the Company subleased approximately 6,500 square feet for which the Company previously recognized a restructuring charge. The additional sublease resulted in a reduction of $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit.

10. Long-Term Obligations

Long-term obligations consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Note payable	$29	$63
Capital lease obligations	2,641	2,247

Total long-term obligations	2,670	2,310
Less: current portion	(1,097)	(872)

Long-term obligations, net of current portion	$1,573	$1,438

Note Payable

In January 2000, the Company issued an unsecured promissory note in the principal amount of approximately $0.5 million to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years that ends November 2009.

Capital Lease Obligations

On April 6, 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an original amount of up to $5.0 million for the purchase of computer equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of June 30, 2009, the Company had drawn down approximately $3.8 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. As of June 30, 2009, there is $1.2 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 6.38% per annum.

The agreements with CNB, consisting of the outstanding standby letters of credit (each an “SBLC”) and the master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of June 30, 2009 and December 31, 2008, the Company was not in default on either agreement with CNB (see Note 11).

11. Commitments and Contingencies

Operating Leases

As of June 30, 2009, future minimum payments under the note payable, all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Note Payable	Capital Leases	Operating Leases	Minimum Sublease Rental Income	Total
Six months ended December 31, 2009	$30	$597	$2,044	$(959)	$1,712
Fiscal years ending December 31,
2010	—	1,157	—	—	1,157
2011	—	827	—	—	827
2012	—	259	—	—	259

Total minimum payments	30	2,840	$2,044	$(959)	$3,955

Less: amount representing interest	(1)	(199)

Present value of net minimum payments	29	2,641
Less: current portion	(29)	(1,068)

Long-term portion of note payable and capital lease obligations	$—	$1,573

Operating Leases

The Company leases office space under a non-terminable operating lease that expires in the fourth quarter of 2009, of which certain space is sublet under cancellable and noncancellable subleases.

Letters of Credit

The Company has outstanding SBLCs related to security of a building lease and security for payroll processing services of $1.1 million at June 30, 2009 and December 31, 2008. Each of the SBLCs contain two financial covenants. As of June 30, 2009 and December 31, 2008, the Company was in compliance with all required covenants. The SBLC for payroll processing services in the amount of $0.3 million expired on July 1, 2009.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of June 30, 2009 and December 31, 3008 the Company was not in default on either agreement with CNB (see Note 10).

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

On September 4, 2008, the Company agreed to indemnify one of its Publisher Solutions customers, IAC, pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a Complaint, which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC and others, alleging that the Company’s AdCenter for Publisher violates the plaintiff’s patent and seeks injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, the Company entered into a Settlement Agreement with the plaintiffs, whereby the Company agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, the Company also agreed to pay IAC’s defense costs in the Action which totaled $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC. In the six months ended June 30, 2009, the Company paid the $0.6 million required by the Settlement Agreement, the $0.4 million IAC defense cost reimbursement and $0.1 million of legal expenses associated with the Action.

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

The following table sets forth the indemnification liability activity, including the Settlement Agreement payment, IAC defense costs and the Company’s defense costs, during the six months ended June 30, 2009 and the year ended December 31, 2008 (in thousands):

Indemniciation Liability
Balance at December 31, 2007	$—
Indemnification costs included in general and administrative expense	1,076
Cash payments	(57)

Balance at December 31, 2008	1,019
Indemnification costs included in general and administrative expense	54
Cash payments	(1,016)

Balance at March 31, 2009	57
Indemnification costs included in general and administrative expense	(3)
Cash payments	(54)

Balance at June 30, 2009	$—

The indemnification liability at December 31, 2008 is classified in trade accounts payable and accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at June 30, 2009 and December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of June 30, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Members.

The following table sets forth the legal proceedings liability activity during six months ended June 30, 2009 and the year ended December 31, 2008 (in thousands):

Legal Proceedings Liability
Balance at December 31, 2007	$1,000
Amounts paid to plaintiff’s counsel	(602)
Advertising credits provided to Class Members	(59)

Balance at December 31, 2008	339
Advertising credits provided to Class Members	—

Balance at March 31, 2009	339
Advertising credits provided to Class Members	—

Balance at June 30, 2009	$339

The legal proceedings liability is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

12. Stockholders’ Equity

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 5.0 million and 5.2 million shares of common stock at June 30, 2009 and December 31, 2008, respectively. There were 1.3 million shares available to be granted under the Plans at June 30, 2009.

The Company accounts for employee stock options and awards under SFAS 123R and its related interpretations. Share-based compensation expense recorded during the three and six months ended June 30, 2009 and 2008 was included in the Company’s Condensed Consolidated Statement of Operations as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales and marketing	$46	$107	$103	$216
Product development	157	170	315	349
General and administrative	332	299	658	1,049
Loss from discontinued operations	—	12	—	23

Total share-based compensation	535	588	1,076	1,637
Less amounts capitalized as software development costs	(20)	(29)	(44)	(54)

Total share-based compensation expense	$515	$559	$1,032	$1,583

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2009 was $2.1 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of equity awards vested during the three and six months ended June 30, 2009 was $0.5 million and $1.1 million, respectively, and $0.6 million and $1.7 million during the three and six months ended June 30, 2008, respectively.

The Company recorded share-based compensation of $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively, and $0.6 million and $1.6 million for the three and six months ended June 30, 2008, respectively. Of these amounts, insignificant amounts were capitalized related to the development of internal-use software in accordance with SOP No. 98-1 for the three and six months ended June 30, 2009 and three months ended June 30, 2008 and $0.1 million was capitalized for the six months ended June 30, 2008.

Option Awards

Stock option activity under the Plans during the periods indicated is as follows for the six months ended June 30, 2009:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	$4.05
Granted	78	1.08
Expired/forfeited	(117)	3.80

Options outstanding at March 31, 2009	3,779	3.99
Granted	142	1.33
Expired/forfeited	(229)	3.74

Options outstanding at June 30, 2009	3,692	$3.91	7.85	$25

Vested and expected to vest at June 30, 2009	3,429	$3.96	7.80	$14

Exercisable at June 30, 2009	2,560	$4.23	7.57	$11

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

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$ 1.02 - $ 3.19	861	8.35	$ 2.45	537	$ 2.58
3.20 - 3.20	922	8.37	3.20	409	3.20
3.21 - 3.68	790	8.46	3.58	700	3.59
3.70 - 4.61	774	7.27	4.35	596	4.34
4.70 - 20.55	345	5.14	9.16	318	9.53

1.02 - 20.55	3,692	7.85	3.91	2,560	4.23

Stock Awards

During the three and six month ended June 30, 2009, the Company issued 10 thousand and 33 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.33 and $1.11 per share, respectively, under the Plans. The Company did not issue restricted stock during the six months ended June 30, 2008.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for each of the three and six months ended June 30, 2009 and 2008. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the plan.

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period.

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

The weighted average grant-date fair value of options granted in the three and six months ended June 30, 2009 was $0.78 and $0.73 per share, respectively, and $2.15 and $2.27 per share, respectively, for the three and six months ended June 30, 2008.

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three and six months ended June 30, 2009. The total cash received as a result of exercises under all share-based compensation arrangement was $0.1 million for the three and six months ended June 30, 2008. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2008 was $48 thousand and $53 thousand, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

13. Fair Value Measurements

The Company’s estimates of fair value for assets and liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 and December 31, 2008, were as follows (in thousands):

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$9,379	$9,379	$—
Certificates of deposit	500	—	500
Commercial paper	9,197	—	9,197

	19,076	9,379	9,697

Short-term investments:
Corporate bonds	1,517	—	1,517
United States government debt securities	2,813	—	2,813
Certificates of deposit	1,791	—	1,791

	6,121	—	6,121

Total financial assets measured at fair value	$25,197	$9,379	$15,818

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$17,279	$17,279	$—
Certificates of deposit	500	—	500

	17,779	17,279	500

Short-term investments:
Corporate bonds	5,195	—	5,195
Zero Coupon Municipal Bonds - California	958	—	958
United States government debt securities	2,032	—	2,032
Certificates of deposit	2,000	—	2,000

	10,185	—	10,185

Total financial assets measured at fair value	$27,964	$17,279	$10,685

The Company had an insignificant level 3 investment at June 30, 2009 and did not hold any investments categorized as level 3 at December 31, 2008.

The Company used the following methods and assumptions in estimating financial asset fair value:

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent with SFAS 157. At June 30, 2009 and December 31, 2008, the Company did not adjust prices received from the pricing service.

Trade accounts receivable, net: The carrying value reported in the Unaudited Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

Trade accounts payable and accrued liabilities: The carrying value reported in the Unaudited Condensed Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Fair Value of Non-Financial Assets

The Company’s non-financial assets measured at fair value on a non-recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 were as follows (in thousands):

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)	Non-Financial Asset Loss
Intangle Assets
Amortizable purchased technology	$100	$—	$—	$100	$180

As of June 30, 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

14. Related Party Transactions

The Company paid one of its board members, Jean-Yves Dexmier, fees totaling $142 thousand and $205 thousand during the three and six months ended June 30, 2009, respectively, in connection with Mr. Dexmier providing additional board services to the Company as Chair of its Strategic Direction committee. In addition, the Company paid Mr. Dexmier $17 thousand and $41 thousand during the three and six months ended June 30, 2008, respectively, in connection with additional board services under a Board Services Agreement with the Company.

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

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (referred to as the “AdCenter” platform). The Company’s extensive search advertising distribution network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 91% and 92% of total revenues in the quarters ended June 30, 2009 and 2008, respectively, and 91% of total revenues for the six months ended June 30, 2009 and 2008.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, Internet Service Providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering has provided 9%, and 8% of total revenues in the quarters ended June 30, 2009 and 2008, respectively, and 9% of total revenues for each of the six months ended June 30, 2009 and 2008.

In 2007, our management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, our management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold for an insignificant amount. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 3). At June 30, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

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

Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

Our estimates of fair value for assets and liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

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

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. As of June 30, 2009 and December 31, 2008, we have no recorded goodwill. The majority of intangible assets are amortized over two to seven years, the period of expected benefit.

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

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS 144, we review long-lived assets held or used in operations, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. SFAS 144 requires the subject assets to be tested for impairment at the lowest level of operations that generates cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. We have determined that the equity of our single reporting unit to be the lowest level of operation at which independent cash flows could be identified. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

As of June 30, 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs. We expect to continue to invest in internally developed software and to capitalize costs in accordance with SOP 98-1.

Restructuring Charges

We have recorded restructuring accruals related to closing of certain leased facilities, as well as severance costs related to workforce reductions in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal of Activities. Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

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

Results of Operations

Overview of the Three and Six Months Ended June 30, 2009

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.4%	60.4%	60.8%	59.1%

Gross profit	39.6%	39.6%	39.2%	40.9%
Operating expenses:
Sales and marketing	11.1%	11.7%	10.7%	12.2%
Product development	18.9%	16.6%	19.3%	16.6%
General and administrative	17.4%	13.8%	21.4%	15.1%
Restructuring charge (benefit)	1.7%	(0.8)%	0.9%	(0.4)%
Impairment charge	1.4%	0.0%	0.7%	0.0%

Total operating expenses	50.5%	41.3%	53.0%	43.5%

Loss from operations	(10.9)%	(1.7)%	(13.8)%	(2.6)%
Non-operating income, net	0.2%	1.5%	0.3%	2.0%

Loss from continuing operations before income taxes	(10.7)%	(0.2)%	(13.5)%	(0.6)%
Income tax expense	0.0%	0.0%	0.0%	0.0%

Loss from continuing operations	(10.7)%	(0.2)%	(13.5)%	(0.6)%
Income (loss) from discontinued operations, net of tax	1.0%	(0.8)%	0.9%	(1.3)%

Net loss	(9.7)%	(1.0)%	(12.6)%	(1.9)%

Revenues

Revenue is derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for each of the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$12,011	91%	$15,738	92%	$(3,727)	(24)%
Publisher Solutions	1,212	9%	1,354	8%	(142)	(10)%

Total revenue	$13,223	100%	$17,092	100%	$(3,869)	(23)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$24,026	91%	$31,540	91%	$(7,514)	(24)%
Publisher Solutions	2,451	9%	3,096	9%	(645)	(21)%

Total revenue	$26,477	100%	$34,636	100%	$(8,159)	(24)%

We recognized $13.2 and $26.5 million of total revenue during the three and six months ended June 30, 2009, respectively. Total revenue for the three and six months ended June 30, 2009 was down 23% and 24%, respectively, from the $17.1 million and $34.6 million recognized during the comparable three and six months ended June 30, 2008. We attribute the $3.9 million decrease in the three months ended June 30, 2009 primarily to a 25% decrease in average revenue-per-click (RPC) compared to the same period in 2008. For the six months ended June 30, 2009, revenues were lower by $8.2 million compared to the comparable period in 2008, due mostly to a 33% decrease in RPC, which was partially offset by a 13% increase in paid clicks.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the three months ended June 30, 2009 and 2008, two customers accounted for a combined 28% of revenue. For the six months ended June 30, 2009 and 2008, those same two customers accounted for a combined 29% and 30%, respectively. One of these two customers, IAC Search and Media (“IAC”), notified us in May 2009 that it does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services when it expires on December 31, 2009. For the three and six months ended June 30, 2009, IAC accounted for $1.0 million and 2.1 million, or 79% and 84%, respectively, of Publisher Solutions Revenue. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $1.3 million and $2.9 million for the three and six months ended June 30, 2009. IAC has not indicated to us an intent to terminate these separate distribution agreements.

We recognized Advertiser Networks revenue of $12.0 million and $24.0 million, respectively, during the three and six months ended June 30, 2009, down 24% from the $15.7 million and $31.5 million, respectively, recognized during the three and six months ended June 30, 2008. Revenue from Advertiser Networks decreased in the second quarter of 2009 by $3.7 million and $7.5 million in the first half of 2009 compared to the same respective periods in 2008.

The Advertiser Network saw growth in total paid clicks for both the three and the six months ended June 30, 2009. Total paid clicks for the three months ending June 30, 2009 increased 6% to 207 million, compared to 195 million for the second quarter of 2008. During the same period, average RPC decreased from $0.08 to $0.06 compared to the previous year’s quarter. Total paid clicks totaled 391 million for the six months ended June 30, 2009, compared to 347 million for the same period of 2008. The 13% increase in paid clicks was offset by a decrease in revenue per click from $0.09 to $0.06 over the same time period.

We recognized Publisher Solutions revenue of $1.2 million during the three months ended June 30, 2009, a 10% decrease from the $1.4 million recognized during the three months ended June 30, 2008. IAC represented $1.0 million, or 79%, of Publisher Solutions revenue during the three months ended June 30, 2009. For the six months ended June 30, 2008, we recognized $2.5 million of Publisher Solutions revenue, a decrease of 21%, or approximately $0.6 million, from the $3.1 million recognized in the same period of the prior year. IAC represented $2.1 million, or 84%, of Publisher Solutions revenue for the six months ended June 30, 2009. Publisher Solutions revenue decreases for the three and six months ended June 30, 2009 as compared to the same periods in 2008 are primarily attributed to reduced revenue from IAC resulting from a contractual reduction of the revenue share percentage in the final year of the contract.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$7,458	56%	$9,743	57%	$(2,285)	(23)%
Other costs	532	4%	575	3%	(43)	(7)%

Total cost of revenue	$7,990	60%	$10,318	60%	$(2,328)	(23)%

Traffic acquisition costs as percentage of Advertiser Network revenue		62.1%		61.9%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$15,045	57%	$19,455	56%	$(4,410)	(23)%
Other costs	1,047	4%	1,021	3%	26	3%

Total cost of revenue	$16,092	61%	$20,476	59%	$(4,384)	(21)%

Traffic acquisition costs as percentage of Advertiser Network revenue		62.6%		61.7%

Our total cost of revenue during the three months ended June 30, 2009 was $8.0 million, down $2.3 million, or 23% from the $10.3 million in the three months ended June 30, 2008. Total cost of revenue for the six months ended June 30, 2009 was $16.1 million, down approximately $4.4 million, or 21% from the $20.5 million in the six months ended June 30, 2008.

Our TAC during the three months ended June 30, 2009 was approximately $7.5 million, down approximately $2.3 million, or 23% from the $9.7 million in the three months ended June 30, 2008. TAC for the first six months of 2008 was $15.0 million, down 23%, or $4.4 million, from the $19.5 million in first six months of 2008. As a percentage of Advertising Network revenue, TAC for the second quarter 2009 was 62% compared to TAC in the second quarter of 2008 of 62%. For the six months ended June 30, 2009, TAC was slightly higher at 63% compared to TAC of 62% for the same period in 2008. We increased TAC during the quarter to attract more high quality traffic. We intend to continue this investment, which will have a material adverse affect on gross margin in the third quarter of 2009.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is significantly greater than that of Advertiser Network.

Our other costs of revenue during the three months ended June 30, 2009 was $0.5 million, a decrease of $0.1 million, or 7%, from the $0.6 million in the three months ended June 30, 2008. For the first six months of 2009, other costs of revenue were $1.0 million, unchanged from the first six months of 2008. Other costs of revenue were generally flat period over period as the majority of these costs tend to be more fixed in nature.

Gross profit for both the three months ended June 30, 2009 and 2008 was 40%. The gross profit of 39% for the six months ended June 30, 2009 declined approximately 2 percentage points from the 41% achieved in the six months ended June 30, 2008 for the same reasons revenue and cost of revenue decreased.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges, and impairment charges as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,474	11%	$1,994	12%	$(520)	(26)%
Product development	2,485	19%	2,833	16%	(348)	(12)%
General and administrative	2,303	17%	2,362	14%	(59)	(2)%
Restructuring charge (benefit)	229	2%	(135)	(1)%	364	(270)%
Impairment charge	180	1%	—	0%	180	0%

Total operating expenses	$6,671	50%	$7,054	41%	$(383)	(5)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$2,839	11%	$4,210	12%	$(1,371)	(33)%
Product development	5,098	19%	5,738	17%	(640)	(11)%
General and administrative	5,672	21%	5,234	15%	438	8%
Restructuring charge (benefit)	229	1%	(135)	(1)%	364	(270)%
Impairment charge	180	1%	—	0%	180	0%

Total operating expenses	$14,018	53%	$15,047	43%	$(1,029)	(7)%

Share-based compensation expense was as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales and marketing	$46	$107	$103	$216
Product development	157	170	315	349
General and administrative	332	299	658	1,049
Loss from discontinued operations	—	12	—	23

Total share-based compensation	535	588	1,076	1,637
Less amounts capitalized as software development costs	(20)	(29)	(44)	(54)

Total share-based compensation expense	$515	$559	$1,032	$1,583

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

Our sales and marketing expenses during the three months ended June 30, 2009 were $1.5 million, down 26% from the $2.0 million for the three months ended June 30, 2008. Sales and marketing expenses in the second quarter of 2009 decreased $0.5 million compared to the second quarter of 2008 primarily due to lower staffing costs.

Our sales and marketing expenses during the six months ended June 30, 2009 were $2.8 million, down 33% from $4.2 million for the same period in 2008. Sales and marketing expenses for the first half of 2009 decreased $1.4 million compared to the same period in 2008 primarily due to lower staffing costs of $1.0 million and reduced bad debt expense resulting from successful collection efforts.

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

Product development and capitalized software development costs were as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development costs	$2,794	21%	$3,274	20%	$(480)	(15)%
Capitalized software development costs	(309)	(2)%	(441)	(3)%	132	(30)%

Total product development expenses	$2,485	19%	$2,833	17%	$(348)	(12)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development costs	$5,781	22%	$6,388	19%	$(607)	(10)%
Capitalized software development costs	(683)	(3)%	(650)	(2)%	(33)	5%

Total product development expenses	$5,098	19%	$5,738	17%	$(640)	(11)%

Our product development expenses, net of capitalized software development costs, during the three months ended June 30, 2009 were approximately $2.5 million, down 12% from $2.8 million for the three months ended June 30, 2008. Product development expenses, net of capitalized software development costs, for the second quarter of 2009 decreased $0.3 million compared to the comparable 2008 quarter primarily due to lower staffing costs, partially offset by decreased capitalized software development costs resulting from fewer available hours to allocate to capitalized projects.

Our product development expenses, net of capitalized software development costs, during the six months ended June 30, 2009 were $5.1 million, down 11% from $5.7 million for the six months ended June 30, 2008. Product development expenses, net of capitalized software development costs, for the first half of 2009 decreased $0.6 million compared to the comparable period in 2008 primarily due to lower staffing costs of $0.5 million.

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

Our general and administrative expenses during the three months ended June 30, 2009 were $2.3 million, down 2% from $2.4 million for the three months ended June 30, 2008. General and administrative expenses in the second quarter of 2009 decreased $0.1 million compared to the second quarter of 2008 due to lower staffing costs and reduced audit expenses resulting from our change of audit firms, partially offset by expenses associated with our evaluation of strategic alternatives.

Our general and administrative expenses during the six months ended June 30, 2009 were $5.7 million, up 8% from $5.2 million for the six months ended June 30, 2008. General and administrative expenses for the first half of 2009 increased $0.4 million compared to the first half of 2008 primarily due to $1.0 million of expense associated with our evaluation of strategic growth alternatives, partially offset by a decrease in share-based compensation of $0.4 million and reduced audit expenses of $0.3 million resulting from our change of audit firms. Of the increase related to the evaluation of strategic growth alternatives, $0.3 million is related to the expensing of investment banker retainer fees that were classified as prepaid expenses at December 31, 2008 as required by the adoption of SFAS 141R in 2009 which requires the immediate expensing of costs related to business combinations. In the first quarter of 2008, share-based compensation expense included $0.3 million of accelerated expense resulting from options granted to the President and Chief Executive Officer.

Restructuring Charge (Benefit)

In the second quarter of 2009, we recorded $0.2 million in pre-tax restructuring charges associated with the termination of eight employees to better align the Company’s resources and to improve efficiencies.

In the second quarter of 2008, we subleased approximately 6,500 square feet of our leased headquarter office facilities for which we had previously recognized a restructuring charge. The additional sublease resulted in a restructuring benefit of $0.1 million.

Impairment Charge

In June 2009, the our management made the decision to not incorporate previously undeployed technology purchased in January 2008 for $0.3 million into our Advertising Networks’ core technology. As a result, the Company recognized an impairment charge of $0.2 million in the three months ended June 30, 2009 to write the asset down to its estimated fair value of $0.1 million.

Loss from Operations

Our loss from operations for the three and six months ended June 30, 2009 was $1.4 million and $3.6 million, respectively, which represented increases of $1.1 million and $2.7 million from the respective losses of $0.3 million and $0.9 million for the three and six months ended June 30, 2008. The losses from operations increased primarily due to the factors discussed above, including but not limited to our decreased revenue and gross profit in 2009 periods as compared to the 2008 periods, which were partially offset by lower operating expenses, despite incurring $1.0 million of costs associated with the evaluation of strategic growth alternatives.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$63	0%	$249	1%	$(186)	(75)%
Interest expense	(41)	0%	(27)	0%	(14)	52%
Other income, net	—	0%	25	0%	(25)	(100)%

Total non-operating income, net	$22	0%	$247	1%	$(225)	(91)%

Income tax expense	$—	0%	$7	0%	$(7)	(100)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$155	1%	$708	2%	$(553)	(78)%
Interest expense	(79)	0%	(54)	0%	(25)	46%
Other income, net	—	0%	26	0%	(26)	(100)%

Total non-operating income, net	$76	1%	$680	2%	$(604)	(89)%

Income tax expense	$8	0%	$14	0%	$(6)	(43)%

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.2 million and $0.6 million from the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009, respectively. The decreases were primarily driven by a sharp decrease in average yields earned on cash and investment balances in the 2009 periods compared to 2008 periods, combined with a 12% and 25%, respectively, decrease in average cash and investment balances for the comparable three and six month periods.

Interest expense primarily consists of interest paid on capital leases and our note payable.

Income (Loss) from Discontinued Operations, Net of Tax

In 2007, our management decided to exit certain consumer products activities and to sell the related websites and assets associated with those activities. In the first quarter of 2008, our management further decided to exit our remaining consumer products activities, primarily Furl and Wisenut. This decision, combined with the assets previously disposed of, met the discontinued operations criteria in accordance with SFAS 144, and the results of operations to be disposed of and previously disposed assets, including related gains, have been classified as discontinued operations for the three and six months ended June 30, 2009 and 2008.

Income (loss) from discontinued operations, net of tax, was as follows for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$130	1%	$(136)	(1)%	$266	(196)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$239	1%	$(443)	(1)%	$682	(154)%

The following table reflects revenue, gross profit, operating expenses, non operating income, gain on disposal, income tax expense and net income (loss) from discontinued operations for each of the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$—	$26	$8	$52

Gross profit	$—	$80	$8	$31
Product development expenses	3	189	39	520
General and administrative expenses	—	(5)	—	35
Impairment charges	—	381	—	381

Total operating expenses	3	565	39	936
Gain on disposal	133	340	270	453
Non-operating income, net	—	9	—	9

Net income (loss) from discontinued operations	$130	$(136)	$239	$(443)

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

As of June 30, 2009, we continue to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008	Change
Net cash used in operating activities	$(1,983)	$(911)	$(1,072)
Net cash provided by (used in) investing activities	3,685	(665)	4,350
Net cash used in financing activities	(496)	(20,846)	20,350

Increase (decrease) in cash and cash equivalents	$1,206	$(22,422)	$23,628

Cash, cash equivalent and short-term investment balances were as follows as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$23,599	$22,393	$1,206
Short-term investments	6,121	10,185	(4,064)

Total	$29,720	$32,578	$(2,858)

% of total assets	73%	70%

Total Assets	$40,951	$46,764

At June 30, 2009, we had $29.7 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $2.9 million to $29.7 million at June 30, 2009 from $32.6 million at December 31, 2008, primarily due to our operating loss and the use of capital to reduce accounts payable and accrued liabilities, including the payment of an indemnification settlement and its related legal costs of $1.1 million, which were partially offset by accounts receivable collections.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, as well as our capital lease line and the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments, capital lease line and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by an additional decrease in demand for our services beyond the impact of the loss of the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, and changes in customer buying behavior that may result from the continued general economic downturn. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

We will launch post-pay in the second half of 2009 whereby self service customers, which have historically represented approximately 20% of Advertiser Networks revenue for the periods presented, will pay for clicks after they occur rather than the current practice of being billed in advance. The customer’s credit card will be charged based on its history of activity and creditworthiness. The impact of this change will be a decrease in deferred revenue until those customers with prepaid balances have used all the funds in their account. After those funds have been used, the customer will be billed after their account reaches their billing threshold or in 30 days, whichever comes first. As a result of this, we expect there will be a material adverse affect on cash flow as customer deferred balances are used up, but we do not expect this change to have a significant impact on the liquidity and capital resources of the Company.

Operating Activities

Cash used by operating activities in the six months ended June 30, 2009 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, impairment charge, gains on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2009 was $2.0 million and consisted of a net loss of $3.3 million, adjustments for non-cash items of $2.4 million and cash used by working capital and other activities of $1.1 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $1.0 million of share-based compensation expense, and a $0.2 impairment charge, partially offset by a $0.3 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $3.2 million in accounts payable and accrued and other current liabilities partially offset by a $2.1 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of an indemnification settlement and its related legal costs of $1.1 million that were accrued in 2008 but paid in 2009. The decrease in accounts receivable is attributed to less revenue from invoiced customers as compared to the previous quarter and successful collection efforts.

Cash used by operating activities in the six months ended June 30, 2008 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2008 was $0.9 million and consisted of net loss of $0.7 million, adjustments for non-cash items of $3.0 million and cash used by working capital and other activities of $3.3 million. Adjustments for non-cash items primarily consisted of $1.7 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $1.6 million of share-based compensation expense, partially offset by a $0.1 million restructuring credit and $0.1 million net gain on sale of assets. In addition, changes in working capital activities were primarily attributed to the business volume growth and consisted of a $0.9 million net increase accounts receivable, a $1.9 million decrease in accounts payable and accrued liabilities and a $0.5 million net increase in prepaid expenses, other assets, deferred revenue, customer deposits and other long term liabilities. The increase in accounts receivable was related to more revenue from invoiced customers and a lower percentage of revenue derived from credit card paying customers.

Investing Activities

Cash provided by investing activities in the first half of 2009 of $3.7 million is attributed to net proceeds from investments of $4.1 million and $0.3 million of proceeds related to the sale of certain consumer assets, partially offset by $0.7 million for capital expenditures. Our first half of 2009 capital expenditures consisted of an investment of $0.6 million in internally developed software related to our core service offering. During the six months ended June 30, 2009, most of our $0.6 million investment in computer equipment was, or will be, financed with capital leases.

Cash used in investing activities in the first half of 2008 of $0.7 million was primarily used for capital expenditures of $1.2 million and net purchases of investment of $0.6 million, partially offset by $1.2 million of proceeds related to the sale of certain consumer assets. Our first half of 2008 capital expenditures consisted of an investment of $0.6 million in internally developed software related to our core service offering, $0.3 million to acquire an intangible asset and $0.3 million for property and equipment. During the six months ended June 30, 2008, an additional $0.5 million of computer equipment was acquired and financed with capital leases. In addition, during the six months ended June 30, 2008 we received $1.0 million from the sale of certain consumer assets that were held in escrow at December 31, 2007.

Financing Activities

Cash used by financing activities in the first half of 2009 of $0.5 million is attributed to scheduled capital lease and note payable payments.

Cash used by financing activities in the first half of 2008 of $20.8 million was due to the repurchase of our common stock via a combination of a modified Dutch Auction tender offer and stock repurchase program in the amount of $20.8 million, and $0.2 million used to make scheduled capital lease and note payable payments, partially offset by $0.2 million of proceeds from the issuance of common stock.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of an aggregate of $1.1 million at June 30, 2009 related to security of a building lease and security for payroll processing services. The SBLC contains two financial covenants. As of June 30, 2009, we were in compliance with both required covenants in each SBLC. The SBLC for payroll processing services in the amount of $0.3 million expired on July 1, 2009.

On April 30, 2009, we renewed our master equipment lease agreement with CNB for an amount of up to $1.7 million for the purchase of technical equipment. The lease line expires April 30, 2010. As of June 30, 2009, there is $1.2 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 6.38% per annum.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of June 30, 2009, we were not in default on either agreement with CNB.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at June 30, 2009.

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended June 30, 2009, there were no significant deficiencies identified in the design and operation of our internal controls. For the year ended December 31, 2008, there were two significant deficiencies identified in the design and operation of our internal controls. We are in the process of remediating these significant deficiencies.

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption claims expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at June 30, 2009 and December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of June 30, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Member and $0.3 million remains recorded as an accrued liability.

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

Other than certain updates to our risk factors regarding our revenue concentration, net losses, concentrations of search advertisers and distribution network partners, credit facilities and current economic conditions set forth below and the removal of the risk factor regarding our technology service offerings to online publishers, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertisements accounted for substantially all of our revenues for the year ended December 31, 2008. Our success depends upon search advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate for the year ended December 31, 2008. In addition, two customers accounted for more than 10% of net revenue and 29% in aggregate for the six months ended June 30, 2009. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

One of our two customers that accounted for more than 10% of net revenue for the six months ended June 30, 2009, IAC Search and Media (“IAC”), notified us in May 2009 that it does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, when it expires on December 31, 2009. For the three and six months ended June 30, 2009, IAC accounted for $1.0 million and 2.1 million, or 79% and 84%, respectively, of Publisher Solutions Revenue. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $1.3 million and $2.9 million, or 11% and 12%, respectively, for the three and six months ended June 30, 2009. IAC has not indicated to us an intent to terminate these separate distribution agreements.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with the five largest distribution network partners accounting for approximately 56% of our Advertiser Networks revenue for the year ended December 31, 2008. Our three largest distribution network partners accounted for approximately 44% of our Advertiser Networks revenue for the six months ended June 30, 2009. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $3.3 million for the six months ended June 30, 2009, and as of June 30, 2009 our accumulated deficit was approximately $232.2 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertisers spend on our advertising network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our match rate and/or revenue-per-click, or we are unable to rebuild our match rate, and/or revenue-per-click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue-per-click (“RPC”) and average match rate, which is the rate at which our paid listings are matched against search queries from distribution network partners, due to various market segment, customer, and channel factors. We may experience decreases in RPC or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertisers, changes in the composition of our distribution network or other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online search advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertisers on the basis of the quality and composition of our network, the price-per-

click (“PPC”) charged to search advertisers, the volume of clicks that we can deliver to search advertisers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the PPC charged to search advertisers. We also experience competition in offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher RPC, better relevance and conversion rates, or better products and services than we have.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. Also, our June 2009, September 2008 and 2007 restructurings have placed additional burdens on all remaining personnel, including our remaining Finance staff. In recent years, we have experienced significant turnover in our management team. Our current Chief Financial Officer joined us in August 2008 and our Chief Executive Officer joined us in that role in August 2007, and the management team as a whole has had only a limited time to work together. Previously, both our Chief Executive Officer and Chief Technical Officer resigned in August 2007 and in September 2007 our Chief Financial and Operating Officer announced his resignation as of November 2007. The employment of a new Chief Financial Officer in December 2007 ended in January 2008. We cannot assure you that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business

Internet, technology and media companies, as well as patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a claim or determination that we infringe third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The occurrence of any of these results could harm our brand and negatively impact our operating results. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims or determinations, which could increase our costs in defending such claims and our damages. For example, in October 2008, we agreed to indemnify one of our Publisher Solutions customers relating to a patent infringement suit filed against it pursuant to an AdCenter for Publishers’ agreement between it and the Company. The resulting settlement agreement between the Company and the plaintiffs required us to pay the plaintiffs $0.6 million and the Publisher Solutions customer’s defense costs of $0.4 million.

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

On July 14, 2009, we held our annual stockholder meeting. At the meeting, a quorum of our stockholders considered a proposal to re-elect Jean-Yves Dexmier to the Board of Directors. The stockholders re-elected Director Dexmier by the vote indicated below (in whole shares):

Director	For	Withheld	Abstain
Jean-Yves Dexmier	11,670,295	2,620,171	Not Applicable

Directors Edward F. West, Timothy Wright, Mark Sanders, Teresa Dial and Anthony Castagna continued their terms thereafter.

At the same meeting, the stockholders also considered a proposal to approve the Company’s 2009 Employee Stock Purchase Plan. The stockholders approved the 2009 Employee Stock Purchase Plan by the vote indicated below (in whole shares):

For	Against	Abstain
7,271,504	1,940,568	693,712

At the same meeting, the stockholders also considered a proposal to ratify the Board’s selection of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The stockholders ratified the Board’s selection of Moss Adams LLP by the following vote (in whole shares):

For	Against	Abstain
14,117,697	97,159	75,609

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: August 4, 2009

By:	/s/ Stephen C. Markowski
Stephen C. Markowski Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document
3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

4.5++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.5++	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and September 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.13++	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14++	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42++	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46++	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51+	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006 (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.52+	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008. (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.53+	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006 (Filed with the Company’s Quarterly Report on From 10Q on May 5, 2009.

10.54	Letter dated May 19, 2009 from IAC Search & Media (“IAC”) to the Registrant notifying the Registrant that IAC does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (Filed with the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009).

10.55++	July 13, 2009 Amendment to the Registrant’s Chief Financial Officer’s Offer Letter (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

10.56++	Severance Agreement and General Release between the Registrant and its former Senior Vice President, Corporate Development (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.59++	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009)

10.62++	Amendment to offer letter between Registrant and its Chief Financial Officer dated March 23, 2009 (filed with the Company’s Quarterly Report on Form 10Q on May 5, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.