Form 10-Q
period 2009-09-30
LOOKSMART LTD
filed 2009-11-04
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of October 30, 2009, there were 17,131,638 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,217	$22,393
Short-term investments	11,859	10,185

Total cash, cash equivalents and short-term investments	27,076	32,578
Trade accounts receivable, net	5,869	7,017
Prepaid expenses and other current assets	1,070	1,563

Total current assets	34,015	41,158
Property and equipment, net	2,930	3,371
Capitalized software and other assets, net	2,266	2,235

Total assets	$39,211	$46,764

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,549	$4,357
Accrued liabilities	4,291	6,690
Deferred revenue and customer deposits	1,405	1,593
Current portion of long term obligations	1,694	2,275

Total current liabilities	10,939	14,915
Long-term obligations, net of current portion	1,644	1,438

Total liabilities	12,583	16,353

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at September 30, 2009 and December 31, 2008; Issued and Outstanding: none at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; Authorized: 200,000 shares at September 30, 2009 and December 31, 2008; Issued and Outstanding: 17,132 shares and 17,075 shares at September 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	260,741	259,276
Accumulated other comprehensive gain (loss)	15	(4)
Accumulated deficit	(234,145)	(228,878)

Total stockholders’ equity	26,628	30,411

Total liabilities and stockholders’ equity	$39,211	$46,764

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$12,543	$15,423	$39,020	$50,059
Cost of revenue	8,654	9,239	24,746	29,715

Gross profit	3,889	6,184	14,274	20,344

Operating expenses:
Sales and marketing	1,474	2,471	4,313	6,681
Product development	2,419	2,865	7,517	8,603
General and administrative	1,772	2,599	7,444	7,833
Restructuring charge	307	211	536	76
Impairment charge	—	—	180	—

Total operating expenses	5,972	8,146	19,990	23,193

Loss from operations	(2,083)	(1,962)	(5,716)	(2,849)
Non-operating income, net	10	239	86	919

Loss from continuing operations before income taxes	(2,073)	(1,723)	(5,630)	(1,930)
Income tax expense (benefit)	—	(7)	8	7

Loss from continuing operations	(2,073)	(1,716)	(5,638)	(1,937)
Income (loss) from discontinued operations, net of tax	132	(5)	371	(448)

Net loss	$(1,941)	$(1,721)	$(5,267)	$(2,385)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.12)	$(0.10)	$(0.33)	$(0.11)
Income (loss) from discontinued operations, net of tax	0.01	—	0.02	(0.02)

Net loss per share	$(0.11)	$(0.10)	$(0.31)	$(0.13)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,120	17,038	17,100	18,190

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,267)	$(2,385)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,191	2,467
Share-based compensation	1,391	2,290
Restructuring benefit	—	(135)
Impairment charge	180	381
Gain from sale of assets and other non-cash charges	(375)	(594)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,106	(4,625)
Prepaid expenses and other current assets	506	36
Trade accounts payable	(808)	508
Accrued liabilities	(2,047)	(2,309)
Deferred revenue and customer deposits	(188)	61
Other long-term liabilities	(882)	(935)

Net cash used in operating activities	(4,193)	(5,240)

Cash flows from investing activities:
Purchase of short-term investments	(12,628)	(29,171)
Proceeds from sale of short-term investments	10,944	32,359
Purchase of long-term investments	—	(1,017)
Payments for property and equipment and capitalized software development	(915)	(1,233)
Purchase of intangible assets	—	(280)
Proceeds from sale of certain consumer assets	—	1,245
Proceeds from contingent purchase consideration of certain consumer assets	399	415

Net cash provided by (used in) investing activities	(2,200)	2,318

Cash flows from financing activities:
Principal payments of notes	(51)	(47)
Principal payments of capital lease obligations	(746)	(358)
Proceeds from issuance of common stock	14	184
Payments for repurchase of common stock	—	(20,776)

Net cash used in financing activities	(783)	(20,997)

Decrease in cash and cash equivalents	(7,176)	(23,919)
Cash and cash equivalents, beginning of period	22,393	35,743

Cash and cash equivalents, end of period	$15,217	$11,824

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$1,351	$1,463
Property and equipment received and liability accrued	$5	$7
Increase (decrease) in other assets associated with the contingent purchase consideration of certain consumer assets	$5	$(38)
Reclass of property and equipment, capitalized software, and intangible assets related to certain consumer assets held for sale, net	$—	$1,010

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart”) is a search advertising network solutions company that provides relevant solutions for search advertisers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

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

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 3). At September 30, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2009 and the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”). The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended September 30, 2009 are not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

The Company evaluated subsequent events through November 3, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”).

Investments

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2009 and December 31, 2008, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	September 30, 2009	December 31, 2008
Company 1	18%	26%
Company 2	13%	**
Company 3	12%	**
Company 4	**	18%
** Less than 10%

Revenue Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	86%	85%	87%	87%
Canada	11%	10%	10%	**
** Less than 10%

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Advertising Networks	94%	90%	92%	91%
Publisher Solutions	6%	10%	8%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Company 1	15%	19%	17%	14%
Company 2	10%	* *	10%	12%
Company 3	**	13%	**	**
** Less than 10%

For the three and nine months ended September 30, 2009, IAC Search and Media (“IAC” or “Company 1”) accounted for 15% and 17%, respectively, of net revenue, and 74% and 82%, respectively, of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, expires by its terms on December 31, 2009.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distribution Partner 1	**	11%	13%	**
Distribution Partner 2	**	12%	11%	10%
Distribution Partner 3	11%	11%	10%	12%
Distribution Partner 4	11%	11%	**	13%
Distribution Partner 5	**	11%	**	11%
Distribution Partner 6	**	11%	**	**
** Less than 10%

Internal Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs. The Company expects to continue to invest in internally developed software and to capitalize such costs.

The Company’s capitalized software development costs were $8.3 million and $7.4 million with related accumulated amortization of $6.2 million and $5.5 million at September 30, 2009 and December 31, 2008, respectively. Amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. Capitalized software development costs are included in capitalized software and other assets and are amortized over three years.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The Company amortizes acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generates cash flows that is largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit is the lowest level of operation at which independent cash flows can be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

In the second quarter of 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is insignificant and $0.3 million at September 30, 2009 and December 31, 2008, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively. Bad debt (recovery) expense included in sales and marketing expense is ($0.1) million and $0.1 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statement of Operations over the requisite service periods. Share-based compensation expense recognized for the three and nine months ended September 30, 2009 was $0.4 million and $1.5 million, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, which was related to stock grants, options and employee stock purchases.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008 includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimates and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value.

The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Gain (Loss)

Other comprehensive gain (loss) as of September 30, 2009 and December 31, 2008 consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

Net Income (Loss) per Common Share

Basic net income (loss) and diluted net loss per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 changes the previous treatment of acquisition related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under ASC 805, acquisition costs associated with business combinations will generally be expensed as incurred, whereas, prior to the adoption of ASC 805, similar costs associated with a successful acquisition were capitalized. ASC 805 applies to business combinations for which the acquisition date is on or after the adoption date, thus the adoption of ASC 805 will have no effect on prior acquisitions. The effect of the adoption of ASC 805 will depend upon the nature of any future business combinations.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill – Implementation (“ASC 350-30-55”). ASC 350-30-55 amends ASC 350-30, Intangibles – Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation – Interim Reporting – Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations, financial position or liquidity. See the “Subsequent Events” section in Note 1 for the related disclosures.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations, financial position or liquidity.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued. During the three and nine months ended September 30, 2009 and 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. The Company expects to complete the dissolution of these entities in 2009. As of September 30, 2009 and December 31, 2008, there were no net assets related to the discontinued foreign legal entities.

Consumer Products

In 2007, the Company’s management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various related websites and assets associated with those activities and has reclassified its consolidated financial statements to reflect these consumer activities as discontinued. During 2007, the Company sold FindArticles, the assets relating to Grub, the websites and trademark associated with Zeal, and completed the shutdown of the Wisenut website and search functionality.

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The various related websites and assets associated with the consumer products activities previously disposed of, and the foreign operations previously disposed of, met the criteria to be classified as discontinued operations. The results of operations related to assets to be disposed of, and of previously disposed assets, including any related gains and losses are classified as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2009 and December 31, 2008, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$26	$8	$78

Gross profit	$—	$18	$8	$49
Product development expenses	2	162	41	682
General and administrative expenses	—	5	—	40
Impairment charges	—	—	—	381

Total operating expenses	2	167	41	1,103
Gain on disposal	134	144	404	597
Non-operating income, net	—	—	—	9

Net income (loss) from discontinued operations	$132	$(5)	$371	$(448)

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles, were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The warrant expires in February 2010. The Company determined the warrants received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million for the three month periods ended September 30, 2009 and 2008, and $0.4 million for the nine month periods ended September 30, 2009 and 2008. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009				December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,856	$—	$—	$3,856	$4,614	$—	$—	$4,614

Cash equivalents
Money market mutual funds	5,216	—	—	5,216	17,279	—	—	17,279
Certificates of deposit	245	—	—	245	500	—	—	500
Commercial paper	5,900	—	—	5,900	—	—	—	—

Total cash equivalents	11,361	—	—	11,361	17,779	—	—	17,779

Total cash and cash equivalents	15,217	—	—	15,217	22,393	—	—	22,393

Short-term investments:
Corporate bonds	2,205	13	(2)	2,216	5,204	—	(9)	5,195
Certificates of deposit	3,930	2		3,932	2,000			2,000
United States government debt securities	2,000	—	—	2,000	2,004	28	—	2,032
Municipal bonds - California	1,011	2		1,013	981		(23)	958
Commercial paper	2,698	—	—	2,698	—	—	—	—

Total short-term investments	11,844	17	(2)	11,859	10,189	28	(32)	10,185

Total cash, cash equivalents and short-term investments	$27,061	$17	$(2)	$27,076	$32,582	$28	$(32)	$32,578

There were no realized gains or realized losses for the three and nine months ended September 30, 2009. Realized gains and realized losses were not significant for the three and nine months ended September 30, 2008. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2009 were less than one year.

The Company’s gross unrealized loss on investments in corporate bonds at September 30, 2009 relates to a single security with an amortized cost of $0.7 million. The Company considers the decline in market value of this security to be temporary in nature and caused by changes in market interest rates. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Investment bank retainer fees	$—	$325
Other prepaid expenses	606	688
Other current assets	464	550

Total	$1,070	$1,563

Effective upon the adoption of the revised business combination guidance on January 1, 2009, the prepaid investment bank retainer fees at December 31, 2008 relating to evaluating strategic growth alternatives were expensed and reflected in general and administrative expenses. Fees paid in the future of a similar nature will be expensed as incurred.

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$17,032	$(14,196)	$2,836	$16,362	$(13,393)	$2,969
Furniture and fixtures	1,151	(1,118)	33	1,151	(1,105)	46
Software	3,768	(3,763)	5	3,765	(3,746)	19
Leasehold improvements	2,901	(2,845)	56	2,901	(2,564)	337

Total	$24,852	$(21,922)	$2,930	$24,179	$(20,808)	$3,371

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense on property and equipment for the three and nine months ended September 30, 2009, including property and equipment under capital lease, was approximately $0.5 million and $1.5 million, respectively. Depreciation expense on property and equipment for the three and nine months ended September 30, 2008, including property and equipment under capital lease, was approximately $0.6 million and $1.7 million, respectively. Equipment under capital lease totaled $4.2 million as of September 30, 2009 and $3.1 million as of December 31, 2008. Depreciation expense on equipment under capital lease was $0.3 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, and was $0.2 million and $0.4 million for the three and nine months ended September 30, 2008, respectively. Additionally, accumulated depreciation on equipment under capital lease was $1.5 million as of September 30, 2009 and $0.7 million as of December 31, 2008.

6. Intangible Assets

The Company’s intangible assets are classified in capitalized software and other assets on the Company’s Unaudited Condensed Consolidated Balance Sheet and consist of purchased technology that have estimated useful lives of three years and are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable purchased technology	$178	$(78)	$100	$358	$(65)	$293

Intangible asset amortization expense was not significant for the three and nine months ended September 30, 2009 and three months ended September 30, 2008, and was $0.1 million for the nine months ended September 30, 2008, and has been classified as discontinued operations.

In the second quarter of 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Accrued distribution and partner costs	$2,652	$3,173
Accrued compensation and related expenses	585	722
Accrued legal costs and other professional service fees	352	499
Accrued legal proceedings liability	339	339
Accrued restructuring	266	—
Accrued indemnification liability	—	1,019
Accrued equipment purchases	5	370
Other	92	568

Total accrued liabilities	$4,291	$6,690

See Note 11, Commitments and Contingencies, for complete discussion of the accrued legal proceedings and indemnification liabilities.

8. Restructuring Charge

In May 2009, the Company recorded $0.2 million in pre-tax restructuring charges associated with the termination of eight employees. Payments associated with the May 2009 restructuring liability were fully paid in the third quarter of 2009. In September 2009, the Company recorded an additional $0.3 million in pre-tax restructuring charges associated with the termination of five employees. The balance of the remaining payments associated with the September 2009 restructuring liability will be paid in the fourth quarter of 2009. The restructuring liability activity was as follows for the three and nine months ended September 30, 2009 (in thousands).

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Employee Severance Costs
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$18	$—
Restructuring charge	308	537
Cash payments	(60)	(271)

Balance at September 30, 2009	$266	$266

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

Lease restructuring and other liabilities consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Lease restructuring	$278	$1,160
Sublease deposits	196	243

Total lease restructuring and other liabilities	$474	$1,403

As of September 30, 2009 and December 31, 2008, the lease restructuring and other liabilities was approximately $0.5 million and $1.4 million, respectively, and is included in the current portion of long-term obligations.

The following table sets forth lease restructuring activity during the three and nine months ended September 30, 2009, and year ended December 31, 2008 (in thousands):

	Lease Restructuring Costs
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$572	$1,160	$2,498
Amortization of lease restructuring costs	(294)	(882)	(1,203)
Lease restructuring credit	—	—	(135)

Balance at end of period	$278	$278	$1,160

In the second quarter of 2008, the Company subleased approximately 6,500 square feet for which the Company previously recognized a restructuring charge. The additional sublease resulted in a reduction of $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit.

10. Long-Term Obligations

Long-term obligations consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Note payable	$12	$63
Capital lease obligations	2,852	2,247

Total long-term obligations	2,864	2,310
Less: current portion	(1,220)	(872)

Long-term obligations, net of current portion	$1,644	$1,438

Note Payable

In January 2000, the Company issued an unsecured promissory note in the principal amount of approximately $0.5 million to its landlord to finance tenant improvements. The note bears interest at 9% per annum and is payable in equal monthly installments over a term of 10 years that ends November 2009.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of September 30, 2009, the Company had drawn down approximately $4.2 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. As of September 30, 2009, there is $0.7 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 5.60% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of such date.

The agreements with CNB, consisting of the outstanding standby letters of credit (each an “SBLC”) and the master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of September 30, 2009 and December 31, 2008, the Company was not in default on either agreement with CNB (see Note 11).

11. Commitments and Contingencies

As of September 30, 2009, future minimum payments under the note payable, all capital and operating leases and minimum sublease rental income are as follows (in thousands):

	Note Payable	Capital Leases	Operating Leases	Minimum Sublease Rental Income	Total
Three months ended December 31, 2009	$12	$335	$822	$(304)	$865
Fiscal years ending December 31,
2010	—	1,310	400	—	1,710
2011	—	980	496	—	1,476
2012	—	411	517	—	928
2013	—	27	536	—	563
2014	—	—	557	—	557

Total minimum payments	12	3,063	$3,328	$(304)	$6,099

Less: amount representing interest	—	(211)

Present value of net minimum payments	12	2,852
Less: current portion	(12)	(1,208)

Long-term portion of note payable and capital lease obligations	$—	$1,644

Operating Leases

The Company leases office space under a non-terminable operating lease that expires on November 30, 2009, of which certain space is sublet under cancellable and noncancellable subleases.

On August 31, 2009, the Company entered into an agreement to sublease office space under an operating lease commencing in November 2009, and expiring on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and tax expenses.

Letters of Credit

The Company has outstanding SBLCs related to security of two building leases totaling $1.1 million at September 30, 2009. At December 31, 2008, the Company had outstanding SBLCs related to the security of a building lease and payroll processing services totaling $1.1 million. Each of the SBLCs contains two financial covenants, which were amended as of September 30, 2009. As of September 30, 2009 and December 31, 2008, the Company was in compliance with all required covenants. The SBLC for one of the building leases in the amount of $0.8 million should be released by the landlord and terminated within a reasonable period of time following the lease expiration on November 30, 2009.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of September 30, 2009 and December 31, 3008 the Company was not in default on either agreement with CNB (see Note 10).

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 4, 2008, the Company agreed to indemnify one of its Publisher Solutions customers, IAC, pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a Complaint, which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC and others, alleging that the Company’s AdCenter for Publisher violates the plaintiff’s patent and seeks injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, the Company entered into a Settlement Agreement with the plaintiffs, whereby the Company agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, the Company also agreed to pay IAC’s defense costs in the Action which totaled $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC. During the six months ended June 30, 2009, the Company paid the $0.6 million required by the Settlement Agreement, the $0.4 million IAC defense cost reimbursement and $0.1 million of legal expenses associated with the Action.

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

The following table sets forth the indemnification liability activity, including the Settlement Agreement payment, IAC defense costs and the Company’s defense costs, during the three and nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	Indemnification Liability
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$—	$1,019	$—
Indemnification costs included in general and administrative expense	—	51	1,076
Cash payments	—	(1,070)	(57)

Balance at end of period	$—	$—	$1,019

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at September 30, 2009 and December 31, 2008.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of September 30, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Members.

The following table sets forth the legal proceedings liability activity during nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	Legal Proceedings
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$339	$339	$1,000
Amounts paid to plaintiff’s counsel	—	—	(602)
Advertising credits provided to Class Members	—	—	(59)

Balance at September 30, 2009	$339	$339	$339

The legal proceedings liability is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

12. Stockholders’ Equity

Share-Based Compensation

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In October 2000, the Company acquired Zeal

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 5.0 million and 5.2 million shares of common stock at September 30, 2009 and December 31, 2008, respectively. There were 1.5 million shares available to be granted under the Plans at September 30, 2009.

Share-based compensation expense recorded during the three and nine months ended September 30, 2009 and 2008 was included in the Company’s Condensed Consolidated Statement of Operations as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and marketing	$16	$106	$119	$322
Product development	143	197	458	546
General and administrative	216	420	874	1,469
Loss from discontinued operations	—	12	—	35

Total share-based compensation	375	735	1,451	2,372
Less amounts capitalized as software development costs	(16)	(28)	(60)	(82)

Total share-based compensation expense	$359	$707	$1,391	$2,290

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2009 was $1.5 million and is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of equity awards vested during the three and nine months ended September 30, 2009 was $0.4 million and $1.4 million, respectively, and $0.7 million and $2.3 million during the three and nine months ended September 30, 2008, respectively.

The Company recorded share-based compensation of $0.4 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2008, respectively. Of these amounts, insignificant amounts were capitalized related to the development of internal-use software for the both the three months ended September 30, 2009 and 2008, and $0.1 million was capitalized for both the nine months ended September 30, 2009 and 2008.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Awards

Stock option activity under the Plans during the periods indicated is as follows for the nine months ended September 30, 2009:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	$4.05
Granted	78	1.08
Expired/forfeited	(117)	3.80

Options outstanding at March 31, 2009	3,779	3.99
Granted	142	1.33
Expired/forfeited	(229)	3.74

Options outstanding at June 30, 2009	3,692	3.91
Granted	90	1.22
Expired/forfeited	(269)	3.33

Options outstanding at September 30, 2009	3,513	$3.88	7.56	$9

Vested and expected to vest at September 30, 2009	3,308	$3.94	7.51	$5

Exercisable at September 30, 2009	2,716	$4.14	7.34	$5

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of the Company’s stock on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options at year-end. The intrinsic value amount changes with changes in the fair market value of the Company’s stock.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$1.02 - $3.19	915	8.00	$2.33	629	$2.46
3.20 - 3.67	1,079	8.08	3.28	693	3.31
3.68 - 3.68	450	8.35	3.68	450	3.68
3.70 - 4.44	390	7.44	4.14	315	4.10
4.45 - 20.55	679	6.91	5.66	629	5.57

1.02 - 20.55	3,513	7.56	3.88	2,716	4.14

Stock Awards

During the three and nine months ended September 30, 2009, the Company issued 11 thousand and 45 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.16 and $1.12 per share, respectively, under the Plans. During the three and nine months ended September 30, 2008, the Company issued 5 thousand shares of fully vested restricted stock with a weighted average grant date fair value of $4.05 per share.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for each of the three and nine months ended September 30, 2009 and 2008. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the plan.

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP,

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. As of September 30, 2009, there have been no shares issued under the plan.

Share-Based Compensation Valuation Assumptions

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

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted average grant-date fair value of options granted in the three and nine months ended September 30, 2009 was $0.64 and $0.70 per share, respectively, and $1.93 and $2.20 per share, respectively, for the three and nine months ended September 30, 2008.

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three and nine months ended September 30, 2009. The total cash received as a result of exercises under all share-based compensation arrangement was not significant for the three months ended September 30, 2008 and $0.1 million for the nine months ended September 30, 2008. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2008 was insignificant and $53 thousand, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

13. Fair Value Measurements

The fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2009 and December 31, 2008, were as follows (in thousands):

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$5,216	$5,216	$—
Certificates of deposit	245	—	245
Commercial paper	5,900	—	5,900

	11,361	5,216	6,145
Short-term investments:
Corporate bonds	2,216	—	2,216
Municipal bonds - California	1,013		1,013
United States government debt securities	2,000	—	2,000
Certificates of deposit	3,932	—	3,932
Commercial paper	2,698		2,698

	11,859	—	11,859

Total financial assets measured at fair value	$23,220	$5,216	$18,004

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$17,279	$17,279	$—
Certificates of deposit	500	—	500

	17,779	17,279	500
Short-term investments:
Corporate bonds	5,195	—	5,195
Zero Coupon Municipal Bonds - California	958	—	958
United States government debt securities	2,032	—	2,032
Certificates of deposit	2,000	—	2,000

	10,185	—	10,185

Total financial assets measured at fair value	$27,964	$17,279	$10,685

The Company had an insignificant level 3 investment at September 30, 2009 and did not hold any investments categorized as level 3 at December 31, 2008.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2009 and December 31, 2008, the Company did not adjust prices received from the pricing service.

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

Fair Value of Non-Financial Assets

The Company’s non-financial assets measured at fair value on a non-recurring basis subject to disclosure requirements at September 30, 2009 were as follows (in thousands):

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)	Non-Financial Asset Loss
Intangle Assets
Amortizable purchased technology	$100	$—	$—	$100	$180

In the second quarter of 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

14. Related Party Transactions

The Company paid one of its board members, Jean-Yves Dexmier, fees totaling $122 thousand and $325 thousand during the three and nine months ended September 30, 2009, respectively, in connection with Mr. Dexmier providing additional board services to the Company as Chair of its Strategic Direction committee. In addition, the Company paid Mr. Dexmier $99 thousand and $137 thousand during the three and nine months ended September 30, 2008, respectively, in connection with additional board services under a Board Services Agreement with the Company.

15. Subsequent Events

On October 28, 2009, the Company appointed Jean-Yves Dexmier as Executive Chairman of the Board of Directors. Dr. Dexmier has served on the Company’s Board of Directors since 2007 and has served as the Chair of both the Audit and Strategic Direction committees. Dr. Dexmier succeeds Mark Sanders, who will remain on the Company’s Board of Directors and serve on the Audit Committee and as Chair of the Compensation Committee.

On October 30, 2009, the Company and RagingWire Enterprise Solutions, Inc. entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term. Prior to the expiration on March 28, 2010 of the Company’s existing data center services agreement, the Company will move its data center to the new facility. During the first 3 months of service, the amount to be paid by the Company to RagingWire under the agreement will vary based on power usage. After the first three months, the minimum annual cost is approximately $0.9 million and will be reflected in cost of revenue.

As a result of this change in data center services, the Company expects its data center related expenses to be approximately $0.5 million less annually once the data center is fully transitioned to the new facility. The Company expects to complete the transition by the end of the first quarter of 2010. Because factors other than these data center services related expenses affect the Company’s cost of revenue and results of operations, the Company’s expectations regarding its cost savings related to data center services should not be construed to provide guidance as to the Company’s overall level of cost of revenue.

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

LookSmart offers search advertisers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (referred to as the “AdCenter” platform). The Company’s extensive search advertising distribution network includes publishers and search partners within certain vertical market segments in the United States and certain other countries. The Company’s application programming interface (API) allows search advertisers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 94% and 90% of total revenues in the quarters ended September 30, 2009 and 2008, respectively, and 92% and 91% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, Internet Service Providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering has provided 6%, and 10% of total revenues in the quarters ended September 30, 2009 and 2008, respectively, and 8% and 9% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. Publisher Solutions revenue decreases for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 is attributed to reduced revenue from one major publisher client, resulting from significantly lower transaction volume on their advertising network, combined with a contractual reduction of the revenue share percentage in the final year of the contract.

In 2007, our management made the decision to exit certain consumer products activities and to sell or otherwise dispose of the various consumer related websites and assets associated with those activities. In the first quarter of 2008, our management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. In the first quarter of 2009, the Furl assets were sold for an insignificant amount. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 3). At September 30, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

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

Fair Value Measurements

Our estimates of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

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

Investments

We invest our excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value.

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

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these assets. As of September 30, 2009 and December 31, 2008, we have no recorded goodwill. The majority of intangible assets are amortized over two to seven years, the period of expected benefit.

Intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. We amortize acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenue in our Unaudited Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

We review long-lived assets held or used in operations, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generates cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. We have determined that the equity of our single reporting unit to be the lowest level of operation at which independent cash flows could be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

In the second quarter of 2009, purchased technology of $0.3 million was impaired by approximately $0.2 million because an associated initiative was discontinued. Any adjustment to the estimated impairment based on additional information providing a more accurate measurement will be recognized in subsequent reporting periods.

The Company tested its long-lived assets used in operations for impairment as of December 31, 2008 and determined they were not impaired.

Income Taxes

We account for income taxes using the liability method. Under the liability method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to our history of losses and the uncertainty of net operating loss utilization, we have established a valuation allowance for the full amount of our deferred tax assets. We record liabilities, where appropriate, for all uncertain income tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Internal Use Software Development Costs

We capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to developing internal-use computer software.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs. We expect to continue to invest in internally developed software and to capitalize such costs.

Restructuring Charges

We have recorded restructuring accruals related to closing of certain leased facilities, as well as severance costs related to workforce reductions. Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Share-Based Compensation

We recognize share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and cash flows of the tax effects of employee share-based compensation awards.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Overview of the Three and Nine months Ended September 30, 2009

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.0%	59.9%	63.4%	59.4%

Gross profit	31.0%	40.1%	36.6%	40.6%
Operating expenses:
Sales and marketing	11.8%	16.0%	11.1%	13.3%
Product development	19.3%	18.6%	19.3%	17.2%
General and administrative	14.1%	16.9%	19.1%	15.6%
Restructuring charge	2.4%	1.4%	1.3%	0.2%
Impairment charge	0.0%	0.0%	0.5%	0.0%

Total operating expenses	47.6%	52.9%	51.3%	46.3%

Loss from operations	(16.6)%	(12.8)%	(14.7)%	(5.7)%
Non-operating income, net	0.1%	1.6%	0.2%	1.8%

Loss from continuing operations before income taxes	(16.5)%	(11.2)%	(14.5)%	(3.9)%
Income tax expense (benefit)	0.0%	0.0%	0.0%	0.0%

Loss from continuing operations	(16.5)%	(11.2)%	(14.5)%	(3.9)%
Income (loss) from discontinued operations, net of tax	1.1%	0.0%	1.0%	(0.9)%

Net loss	(15.4)%	(11.2)%	(13.5)%	(4.8)%

Revenues

Revenue is derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for each of the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$11,799	94%	$13,901	90%	$(2,102)	(15)%
Publisher Solutions	744	6%	1,522	10%	(778)	(51)%

Total revenue	$12,543	100%	$15,423	100%	$(2,880)	(19)%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$35,825	92%	$45,441	91%	$(9,616)	(21)%
Publisher Solutions	3,195	8%	4,618	9%	(1,423)	(31)%

Total revenue	$39,020	100%	$50,059	100%	$(11,039)	(22)%

We recognized $12.5 and $39.0 million of total revenue during the three and nine months ended September 30, 2009, respectively. Total revenue for the three and nine months ended September 30, 2009 was down 19% and 22%, respectively, from the $15.4 million and $50.1 million recognized during the comparable three and nine months ended September 30, 2008. We attribute the $2.9 million decrease in the three months ended September 30, 2009 primarily to a 29% decrease in average revenue-per-click (RPC), partially offset by a 19% increase in paid clicks, combined with lower Publisher Solutions revenue from a single significant customer compared to the same period in 2008. For the nine months ended September 30, 2009, revenues were lower by $11.0 million compared to the nine months ended September 30, 2008, due mostly to a 31% decrease in RPC, partially offset by a 15% increase in paid clicks, and lower Publisher Solutions revenue from a single significant customer. Our RPC has decreased as a result of continued pressure on search advertising demand and pricing.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For each of the three months ended September 30, 2009 and 2008, two customers combined to account for 25% and 32% of revenue, respectively. For each of the nine months ended September 30, 2009 and 2008, two customers accounted for a combined 27% and 26%, respectively.

One of these two customers, IAC Search and Media (“IAC”), notified us in May 2009 that it does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services when it expires on December 31, 2009. The decrease in Publisher Solutions revenue from IAC has accelerated since the May 2009 notification from $1.4 million and $4.0 million, respectively, for the three and nine months ended September 30, 2008, to $0.6 million and $2.6 million, respectively, for the three and nine months ended September 30, 2009. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, was $1.3 million and $4.1 million, respectively, for the three and nine months ended September 30, 2009, and $1.5 million and $3.3 million for the three and nine months ended September 30, 2008. IAC has not indicated to us an intent to terminate these separate distribution agreements.

We recognized Advertiser Networks revenue of $11.8 million and $35.8 million, respectively, during the three and nine months ended September 30, 2009, down 15% and 21%, respectively, from the $13.9 million and $45.4 million, respectively, recognized during the three and nine months ended September 30, 2008. Revenue from Advertiser Networks decreased in the third quarter of 2009 by $2.1 million and $9.6 million in the first nine months of 2009 compared to the same respective periods in 2008.

The Advertiser Network saw growth in total paid clicks for both the three and the nine months ended September 30, 2009. Total paid clicks for the three months ending September 30, 2009 increased 19% to 219 million, compared to 184 million for the third quarter of 2008. During the same period, average RPC decreased from $0.076 to $0.054 compared to the previous year’s quarter. Paid clicks totaled 610 million for the nine months ended September 30, 2009, compared to 531 million for the same period of 2008. The 15% increase in paid clicks was offset by a decrease in revenue per click from $0.086 to $0.059 over the same time period.

We recognized Publisher Solutions revenue of $0.7 million during the three months ended September 30, 2009, a 51% decrease from the $1.5 million recognized during the three months ended September 30, 2008. IAC represented $0.6 million, or 74%, of Publisher Solutions revenue during the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recognized $3.2 million of Publisher Solutions revenue, a decrease of 31%, or approximately $1.4 million, from the $4.6 million recognized in the same period of the prior year. IAC represented $2.6 million, or 82%, of Publisher Solutions revenue for the nine months ended September 30, 2009. The decrease in Publisher Solutions revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 is attributed to reduced revenue from IAC, a portion of which relates to a contractual reduction of the revenue share percentage in the final year of the contract.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$8,117	65%	$8,688	56%	$(571)	(7)%
Other costs	537	4%	551	4%	(14)	(3)%

Total cost of revenue	$8,654	69%	$9,239	60%	$(585)	(6)%

Traffic acquisition costs as percentage of Advertiser Network revenue		68.8%		62.5%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$23,162	59%	$28,143	56%	$(4,981)	(18)%
Other costs	1,584	4%	1,572	3%	12	1%

Total cost of revenue	$24,746	63%	$29,715	59%	$(4,969)	(17)%

Traffic acquisition costs as percentage of Advertiser Network revenue		64.7%		61.9%

Our total cost of revenue during the three months ended September 30, 2009 was $8.7 million, down $0.6 million, or 6% from the $9.2 million in the three months ended September 30, 2008. Total cost of revenue for the nine months ended September 30, 2009 was $24.7 million, down $5.0 million, or 17% from the $29.7 million in the nine months ended September 30, 2008.

Our TAC during the three months ended September 30, 2009 was $8.1 million, down $0.6 million, or 7% from the $8.7 million in the three months ended September 30, 2008. TAC for the first nine months of 2009 was $23.2 million, down 18%, or $5.0 million, from the $28.1 million in first nine months of 2008. As a percentage of Advertising Network revenue, TAC for the third quarter 2009 was 69% compared to TAC in the third quarter of 2008 of 63%. For the nine months ended September 30, 2009, TAC was 65% compared to TAC of 62% for the same period in 2008. We increased TAC during the nine months ended September 30, 2009 to attract more high quality traffic to better serve certain advertisers on our Advertiser Network, which resulted in a material adverse affect on gross margin. The Company exited the third quarter with moderate improvement in the average TAC rate on the Advertiser Network, as compared to the TAC rate reported for the third quarter of 2009. While this recent improvement is expected to benefit the Company’s gross margin in future quarters, gross margins are not expected to return to historic levels.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is significantly greater than that of Advertiser Network.

Our other costs of revenue during the three and nine months ended September 30, 2009 and 2008 were generally flat period over period as the majority of these costs tend to be more fixed in nature.

Gross profit for the three months ended September 30, 2009 declined 9 percentage points to 31% from 40% for the three months ended September 30, 2008. The gross profit of 37% for the nine months ended September 30, 2009 declined 4 percentage points from the 41% achieved in the nine months ended September 30, 2008. The unfavorable gross profit trends are primarily the result of the Publisher Solutions revenue decreases combined with increasing TAC.

Operating Expenses

Operating expenses consist of sales and marketing, product development, general and administrative, restructuring charges, and impairment charges as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,474	12%	$2,471	16%	$(997)	(40)%
Product development	2,419	19%	2,865	19%	(446)	(16)%
General and administrative	1,772	14%	2,599	17%	(827)	(32)%
Restructuring charge	307	3%	211	1%	96	45%
Impairment charge	—	0%	—	0%	—	0%

Total operating expenses	$5,972	48%	$8,146	53%	$(2,174)	(27)%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$4,313	11%	$6,681	13%	$(2,368)	(35)%
Product development	7,517	19%	8,603	17%	(1,086)	(13)%
General and administrative	7,444	19%	7,833	16%	(389)	(5)%
Restructuring charge	536	1%	76	0%	460	605%
Impairment charge	180	1%	—	0%	180	0%

Total operating expenses	$19,990	51%	$23,193	46%	$(3,203)	(14)%

Share-based compensation expense, which is included in operating expenses above, was as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and marketing	$16	$106	$119	$322
Product development	143	197	458	546
General and administrative	216	420	874	1,469
Loss from discontinued operations	—	12	—	35

Total share-based compensation	375	735	1,451	2,372
Less amounts capitalized as software development costs	(16)	(28)	(60)	(82)

Total share-based compensation expense	$359	$707	$1,391	$2,290

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

Our sales and marketing expenses during the three months ended September 30, 2009 were $1.5 million, down 40% from the $2.5 million for the three months ended September 30, 2008. Sales and marketing expenses in the third quarter of 2009 decreased $1.0 million compared to the third quarter of 2008 primarily due to lower staffing costs of $0.5 million and decreased marketing and event expenses.

Our sales and marketing expenses during the nine months ended September 30, 2009 were $4.3 million, down 35% from $6.7 million for the same period in 2008. Sales and marketing expenses for the nine months ended September 30, 2009 decreased $2.4 million compared to the same period in 2008 primarily due to lower staffing costs of $1.5 million, decreased marketing and event expenses, and reduced bad debt expense resulting from successful collection efforts.

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

Product development and capitalized software development costs were as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development costs	$2,689	21%	$3,174	21%	$(485)	(15)%
Capitalized software development costs	(270)	(2)%	(309)	(2)%	39	(13)%

Total product development expenses	$2,419	19%	$2,865	19%	$(446)	(16)%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development costs	$8,470	22%	$9,562	19%	$(1,092)	(11)%
Capitalized software development costs	(953)	(3)%	(959)	(2)%	6	(1)%

Total product development expenses	$7,517	19%	$8,603	17%	$(1,086)	(13)%

Our product development expenses, net of capitalized software development costs, during the three months ended September 30, 2009 were approximately $2.4 million, down 16% from $2.9 million for the three months ended September 30, 2008. Product development expenses, net of capitalized software development costs, for the third quarter of 2009 decreased $0.4 million compared to the comparable 2008 quarter primarily due to lower staffing costs of $0.4 million.

Our product development expenses, net of capitalized software development costs, during the nine months ended September 30, 2009 were $7.5 million, down 13% from $8.6 million for the nine months ended September 30, 2008. Product development expenses, net of capitalized software development costs, for the nine months ended September 30, 2009 decreased $1.1 million compared to the comparable period in 2008 primarily due to lower staffing costs of $0.9 million.

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

Our general and administrative expenses during the three months ended September 30, 2009 were $1.8 million, down 32% from $2.6 million for the three months ended September 30, 2008. General and administrative expenses in the third quarter of 2009 decreased $0.8 million compared to the third quarter of 2008 due to lower staffing costs of $0.5 million, which includes decreased share-based compensation of $0.2 million, and decreased legal expenses, partially offset by expenses associated with our evaluation of strategic alternatives.

Our general and administrative expenses during the nine months ended September 30, 2009 were $7.4 million, down 5% from $7.8 million for the nine months ended September 30, 2008. General and administrative expenses for the nine months ended September 30, 2009 decreased $0.4 million compared to the comparable 2008 period primarily due to lower staffing costs of $1.0 million, which includes decreased share-based compensation of $0.6 million, reduced audit expense of $0.4 million resulting from our change of audit firms, and decreased legal expenses, partially offset by $1.1 million of expenses associated with our evaluation of strategic growth alternatives. Of the amounts related to the evaluation of strategic growth alternatives, $0.3 million is related to the expensing of investment banker retainer fees that were classified as prepaid expenses at December 31, 2008 as required by the revised business combination guidance that was adopted in 2009 which requires the immediate expensing of costs related to business combinations. In the first quarter of 2008, share-based compensation expense included $0.3 million of accelerated expense resulting from options granted to the President and Chief Executive Officer.

Restructuring Charge

During the three and nine months ended September 30, 2009, we recorded $0.3 million and $0.5 million, respectively, in pre-tax restructuring charges associated with the termination of five and thirteen employees, respectively, to better align the Company’s resources and to improve efficiencies. Three of the employees terminated in the three months ended September 30, 2009 were in conjunction with the Company outsourcing its legal department. All liabilities associated with the restructuring are expected to be paid during the fourth quarter of 2009.

In the third quarter of 2008, we recognized $0.2 million of reorganization charges associated with the termination of five employees. In the second quarter of 2008, we subleased approximately 6,500 square feet of our leased headquarter office facilities for which we had previously recognized a restructuring charge. The additional sublease resulted in a restructuring benefit of $0.1 million.

Impairment Charge

In June 2009, management made the decision to not incorporate previously undeployed technology purchased in January 2008 for $0.3 million into our Advertising Networks’ core technology. As a result, the Company recognized an impairment charge of $0.2 million in the second quarter of 2009 to write the asset down to its estimated fair value of $0.1 million.

Loss from Operations

Our loss from operations for the three and nine months ended September 30, 2009 was $2.1 million and $5.7 million, respectively, which represented increases of $0.1 million and $2.9 million from the respective losses of $2.0 million and $2.8 million for the three and nine months ended September 30, 2008. The losses from operations increased primarily due to the factors discussed above, including but not limited to our decreased revenue and gross profit in the 2009 periods as compared to the 2008 periods, which were partially offset by lower operating expenses, despite incurring $1.1 million of costs associated with the evaluation of strategic growth alternatives.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$49	0%	$234	2%	$(185)	(79)%
Interest expense	(39)	0%	(27)	0%	(12)	44%
Other income, net	—	0%	32	0%	(32)	(100)%

Total non-operating income, net	$10	0%	$239	2%	$(229)	(96)%

Income tax expense	$—	0%	$(7)	0%	$7	(100)%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$204	1%	$942	2%	$(738)	(78)%
Interest expense	(118)	0%	(81)	0%	(37)	46%
Other income, net	—	0%	58	0%	(58)	(100)%

Total non-operating income, net	$86	1%	$919	2%	$(833)	(91)%

Income tax expense	$8	0%	$7	0%	$1	14%

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.2 million and $0.7 million from the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2009, respectively. The decreases were primarily driven by a sharp decrease in average yields earned on cash and investment balances in the 2009 periods compared to 2008 periods, combined with a 12% and 22%, respectively, decrease in average cash and investment balances for the comparable three and nine months periods.

Interest expense primarily consists of interest paid on capital leases and our note payable.

Income (Loss) from Discontinued Operations, Net of Tax

In 2007, our management decided to exit certain consumer products activities and to sell the related websites and assets associated with those activities. In the first quarter of 2008, our management further decided to exit our remaining consumer products activities, primarily Furl and Wisenut. This decision, combined with the assets previously disposed of, met the criteria of discontinued operations, and the results of operations to be disposed of and previously disposed assets, including related gains, have been classified as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

Income (loss) from discontinued operations, net of tax, was as follows for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$132	1%	$(5)	0%	$137	(2740)%

	Nine Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$371	1%	$(448)	(1)%	$819	(183)%

The following table reflects revenue, gross profit, operating expenses, non operating income, gain on disposal, income tax expense and net income (loss) from discontinued operations for each of the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$26	$8	$78

Gross profit	$—	$18	$8	$49
Product development expenses	2	162	41	682
General and administrative expenses	—	5	—	40
Impairment charges	—	—	—	381

Total operating expenses	2	167	41	1,103
Gain on disposal	134	144	404	597
Non-operating income, net	—	—	—	9

Net income (loss) from discontinued operations	$132	$(5)	$371	$(448)

In the fourth quarter of 2008, our management determined that the Furl assets were impaired due to lack of marketability and decided to wind down the Furl operations. As a result, the Furl assets were fully impaired as of December 31, 2008. In the first quarter of 2009, the Furl assets were sold for an insignificant amount.

The gain on disposal consists of contingent purchase consideration resulting from the sale of Net Nanny to Content Watch, Inc. in 2007. Under the terms of the 2007 agreement, the contingent purchase consideration will end in 2010.

As of September 30, 2009, we continue to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Net cash used in operating activities	$(4,193)	$(5,240)	$1,047
Net cash provided by (used in) investing activities	(2,200)	2,318	(4,518)
Net cash used in financing activities	(783)	(20,997)	20,214

Increase (decrease) in cash and cash equivalents	$(7,176)	$(23,919)	$16,743

Cash, cash equivalent and short-term investment balances were as follows as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$15,217	$22,393	$(7,176)
Short-term investments	11,859	10,185	1,674

Total	$27,076	$32,578	$(5,502)

% of total assets	69%	70%

Total Assets	$39,211	$46,764

At September 30, 2009, we had $27.1 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $5.5 million to $27.1 million at September 30, 2009 from $32.6 million at December 31, 2008, primarily due to our operating loss and the use of capital to reduce accounts payable and accrued liabilities, including the payment of an indemnification settlement and its related legal costs of $1.1 million, acquisition of property and equipment, development of capitalized software and payment of capital lease obligations, which were partially offset by accounts receivable collections.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, as well as our capital lease line and the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments, capital lease line and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by an additional decrease in demand for our services beyond the impact of the loss of the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, and changes in customer buying behavior that may result from the continued general economic downturn. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders in cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus outstanding standby letters of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

In the third quarter of 2009, we launched post-pay whereby self service customers, which have historically represented approximately 20% of Advertiser Networks revenue for the periods presented, will pay for clicks after they occur rather than the prior practice of being billed in advance. The customer’s credit card is charged based on its history of activity and creditworthiness. As of September 30, 2009, this change resulted in a decrease in deferred revenue as those customers with prepaid balances have used those funds in their account. We expect that this decrease in deferred revenue will continue through the fourth quarter, and possibly later, as customers continue to utilize their prepaid balances. After all the prepaid funds have been used, customers will be billed after their account reaches their billing threshold or in 30 days, whichever comes first. As a result of the launch of post-pay, our cash flow was adversely affected by $0.4 million as customer deferred balances were used up and new unpaid charges accumulated. We expect the adverse affect to continue in the fourth quarter of 2009, but we do not expect this change to have a significant impact on the liquidity and capital resources of the Company.

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2009 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, impairment charge, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months ended September 30, 2009 was $4.2 million and consisted of a net loss of $5.3 million, adjustments for non-cash items of $3.4 million and cash used by working capital and other activities of $2.3 million. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $1.4 million of share-based compensation expense and a $0.2 impairment charge, partially offset by a $0.4 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $2.9 million in accounts payable and accrued liabilities and a $0.6 million net increase in prepaid expenses, other assets, deferred revenue, customer deposits and other long term liabilities, partially offset by a $1.1 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of an indemnification settlement and its related legal costs of $1.1 million that were accrued in 2008 but paid in 2009. The decrease in accounts receivable is attributed to less revenue from invoiced customers as compared to the previous quarter and successful collection efforts.

Cash used in operating activities in the nine months ended September 30, 2008 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, restructuring benefit, impairment charges, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months ended September 30, 2008 was $5.2 million and consisted of net loss of $2.4 million, adjustments for non-cash items of $4.4 million and cash used by working capital and other activities of $7.3 million. Adjustments for non-cash items primarily consisted of $2.5 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $2.3 million of share-based compensation expense, and a $0.4 million impairment charge, partially offset by $0.6 million net gain on sale of assets. In addition, changes in working capital activities were primarily attributed to the business volume growth and consisted of a $4.6 million net increase in accounts receivable, a $1.8 million decrease in accounts payable and accrued liabilities and a $0.8 million net increase in prepaid expenses, other assets, deferred revenue, customer deposits and other long term liabilities. The increase in accounts receivable was primarily due to an expected increase resulting from increased invoiced customer revenue and an unanticipated delay in payments from three customers. The payment from one customer, totaling $2.0 million, was received the first day after the end of the quarter. The decrease in accounts payable and accrued liabilities was primarily due to changing the payment of employee bonuses from annual to quarterly and the payment of legal fees associated with the Lane’s Gifts settlement.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2009 of $2.2 million is attributed to net purchases of investments of $1.7 million, partially offset by $0.9 million for capital expenditures and $0.4 million of proceeds related to the sale of certain consumer assets. Our capital expenditures for the nine months ended September 30, 2009 consisted of an investment of $0.9 million in internally developed software related to our core service offering. During the nine months ended September 30, 2009, most of our $1.0 million investment in computer equipment was financed with capital leases.

Cash provided by investing activities during the nine months ended September 30, 2008 of $2.3 million was primarily provided by net proceeds from investments of $2.2 million and $1.7 million of proceeds related to the sale of certain consumer assets, partially offset by $1.5 million used for capital expenditures. Our capital expenditures during the nine months ended September 30, 2008 consisted of an investment of $0.9 million in internally developed software related to our core service offering, $0.3 million to acquire an intangible asset and $0.3 million for property and equipment. During the nine months ended September 30, 2008, an additional $1.3 million of computer equipment was acquired and financed with capital leases. In addition, during the nine months ended September 30, 2008 we received $1.0 million from the sale of certain consumer assets that were held in escrow at December 31, 2007.

Financing Activities

Cash used by financing activities in the first nine months of 2009 of $0.8 million is attributed to scheduled capital lease and note payable payments.

Cash used by financing activities in the first nine months of 2008 of $21.0 million was due to the repurchase of our common stock via a combination of a modified Dutch Auction tender offer and stock repurchase program in the amount of $20.8 million, and $0.4 million used to make scheduled capital lease and note payable payments, partially offset by $0.2 million of proceeds from the issuance of common stock.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of an aggregate of $1.1 million at September 30, 2009 related to security of two building leases. Each of the SBLCs contains two financial covenants. The SBLCs were amended as of September 30, 2009 to modify such financial covenants, and we were in compliance with such covenants as of such date. The SBLC for one of the building leases in the amount of $0.8 million should be released by the landlord and terminated within a reasonable period of time following the lease expiration on November 30, 2009.

On April 30, 2009, we renewed our master equipment lease agreement with CNB for an amount of up to $1.7 million for the purchase of technical equipment. The lease line expires April 30, 2010. As of September 30, 2009, there is $0.7 million available for new capital leases. Interest on new capital leases will be calculated using an interest rate of 5.6% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which we were in compliance as of such date.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of September 30, 2009, we were not in default on either agreement with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

On August 31, 2009, we entered into an agreement to sublease office space under an operating lease commencing in November 2009 and expiring on December 30, 2014. Under the agreement, we are obligated to pay $2.5 million in base rent payments over the term of the sublease. In addition to scheduled base rent payments, we will also be responsible for varying amounts of operating and tax expenses.

With the exception of item stated above, in comparison with our Annual Report on Form 10-K for the year ended December 31, 2008, we believe that there have been no significant changes in contractual obligations or commercial commitments.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at September 30, 2009.

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended September 30, 2009, there were no significant deficiencies identified in the design and operation of our internal controls. For the year ended December 31, 2008, there were two significant deficiencies identified in the design and operation of our internal controls. During the nine months ended September 30, 2009, we remediated these significant deficiencies and will continue to work to reduce the occurrence of future significant deficiencies.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We have updated our risk factors regarding our revenue concentration, net losses, concentrations of search advertisers and distribution network partners, credit facilities, any failure in the performance of our key operating systems, fluctuations in quarterly revenues and current economic conditions set forth below, removed the risk factor regarding our technology service offerings to online publishers, and included a risk factor regarding the financial covenants contained in our credit agreements. Other than the aforementioned changes, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertisements accounted for substantially all of our revenues for the year ended December 31, 2008. Our success depends upon search advertisers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertisers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue is concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate for the year ended December 31, 2008. In addition, two customers accounted for more than 10% of net revenue and 25% in aggregate for the nine months ended September 30, 2009. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

One of our two customers that accounted for more than 10% of net revenue for the nine months ended September 30, 2009, IAC Search and Media (“IAC”), notified us in May 2009 that it does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, when it expires on December 31, 2009. For the three and nine months ended September 30, 2009, IAC accounted for $0.6 million and $2.6 million, or 74% and 82%, respectively, of Publisher Solutions Revenue. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $1.3 million and $4.1 million, or 11% and 12%, respectively, for the three and nine months ended September 30, 2009. IAC has not indicated to us an intent to terminate these separate distribution agreements.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network is concentrated, with the five largest distribution network partners accounting for approximately 56% of our Advertiser Networks revenue for the year ended December 31, 2008. Our three largest distribution network partners accounted for approximately 40% of our Advertiser Networks revenue for the nine months ended September 30, 2009. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $5.3 million for the nine months ended September 30, 2009, and as of September 30, 2009 our accumulated deficit was approximately $234.1 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertisers spend on our advertising network, expand our advertiser base, offer our publisher products to additional publisher customers and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

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

If we do not comply with the financial covenants in our credit agreements, our financial condition could be adversely affected.

Our credit facilities contain provisions that could limit our ability to, among other things, incur, create or assume additional debt, sell or otherwise dispose of our or any of our subsidiary’s assets, or consolidate or merge with or into, or acquire the obligations or stock of, or any other interest in, another person. In addition, our credit facilities contain financial covenants that require us to maintain specified levels of tangible net worth and liquid assets. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to satisfy these covenants. If we fail to comply with these covenants, we may be required to identify restricted cash equal to our outstanding capital lease balance plus our outstanding SBLCs or, in the event of default, we may be required to pay the lenders cash in an amount equal to the capital lease balance. Paying such cash balances could have a material adverse effect on the Company’s financial condition.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. Additionally, we are moving our headquarters office in the fourth quarter of 2009, and we have scheduled a data center move in the first quarter of 2010. These moves could disrupt our operations. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

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

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of search advertisers who do business with us, or the amount of spending per customer,

•	the revenue-per-click we receive from search advertisers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network,

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners, or

•	the effect ASC 718, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

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

On July 14, 2009, we held our annual stockholder meeting, at which a quorum of our stockholders voted to re-elect Director Jean-Yves Dexmier to the Board of Directors, approve the 2009 Employee Stock Purchase Plan and ratify the Board’s selection of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Information regarding these matters voted on by our stockholders was reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 4, 2009, and is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

On October 30, 2009, we and RagingWire Enterprise Solutions, Inc. entered into a Master Services Agreement for IT data center services (the “RagingWire Agreement”) for a two year term. Prior to the expiration on March 28, 2010 of the Company’s existing data center services agreement, the Company will move its data center to the new facility. During the first 3 months of service, the amount to be paid by the Company to RagingWire under the RagingWire Agreement will vary based on power usage. After the first three months, the minimum annual cost is approximately $0.9 million and will be reflected in cost of revenue.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: November 3, 2009

By:	/s/ STEPHEN C. MARKOWSKI
Stephen C. Markowski Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

4.4++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

4.5++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.5++	LookSmart, Ltd. Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 filed with the SEC on April 18, 2002).

10.9	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Definitive Proxy Statement and Amended Definitive Proxy Statement with the SEC on April 30 and September 11, 2007, respectively).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.13++	LookSmart, Ltd. Form Change of Control/Severance Agreement (Filed with The Company’s Quarterly report on Form 10-Q filed with the SEC on November 9, 2007).

10.14++	Employment Offer Letter between the Company and its Chief Financial Officer dated November 15, 2007 (Filed with the Company’s Current Report on Form 8-K/A filed with the SEC on December 27, 2007).

10.15	Preferred Shares Rights Agreement dated November 15, 2007 between the Company and Mellon Investor Services LLC (Filed with the Company’s Current Report on Form 8-K with the SEC on November 21, 2007).

10.16	Asset Purchase Agreement between the Company and CNET Networks, Inc. dated November 5, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on November 7, 2007).

10.17	Amendment to LookSmart Preferred Shares Rights Agreement dated July 8, 2008 (Filed with the Company’s Current Report on Form 8-K with the SEC on July 8, 2008).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.42++	Amendment to employment offer between the Company and its Chief Financial Officer dated August 27, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 4, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.46++	Severance Agreement and General Release between the Company and Dave Hills dated August 2, 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51+	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006 (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.52+	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008. (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.53+	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006 (Filed with the Company’s Quarterly Report on Form 10Q on May 5, 2009.

10.54	Letter dated May 19, 2009 from IAC Search & Media (“IAC”) to the Registrant notifying the Registrant that IAC does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (Filed with the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009).

10.55++	July 13, 2009 Amendment to the Registrant’s Chief Financial Officer’s Offer Letter (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

10.56++	Severance Agreement and General Release between the Registrant and its former Senior Vice President, Corporate Development (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.59++	Employment offer letter between the Registrant and its General Counsel and Senior Vice President dated as of July 11, 2005 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2005).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009)

10.62++	Amendment to offer letter between Registrant and its Chief Financial Officer dated March 23, 2009 (filed with the Company’s Quarterly Report on Form 10Q on May 5, 2009).

10.63*	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California.

10.64++	Amendment to offer letter between the Registrant and its Chief Financial Officer dated July 13, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2008)

10.66*	Covenants Rider to the Master Lease Agreement between the Registrant and City National Bank dated September 30, 2009.

10.67*	Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Registrant and City National Bank dated August 14, 2009.

10.68*	First Amendment to Supplemental Terms and Conditions Letter between the Registrant and City National Bank dated October 16, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.