Form 10-K
period 2009-12-31
LOOKSMART LTD
filed 2010-03-26
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-26357

LOOKSMART, LTD.

(Exact name of Registrant as specified in its charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Second Street, San Francisco, CA 94105

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2009, was approximately $22,582,852. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 2010, 17,144,603 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2009.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in search advertising network product development,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

•	that we may be unable to maintain or grow sources of revenue,

•	that changes in the distribution network composition may lead to decreases in query volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may be unable to achieve profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

•

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

ITEM 1.    BUSINESS

Overview

LookSmart is a search advertising network solutions company that provides relevant solutions for search advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies whose objective is to obtain conversions or sales from the clicks. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

LookSmart offers search advertising customers targeted, pay-per-click (PPC) search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Products and Services

LookSmart’s revenue sources are divided into two categories:

1.	Advertiser Networks

2.	Publisher Solutions

Advertiser Networks

LookSmart develops, markets, and sells premium and performance search advertising products to search advertising customers and related advertising agencies. These search advertising customers reach potential customers with our sponsored search products, also known as pay-per-click “PPC” advertising. Our sponsored search products give search advertising customers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, Category, Geography, Day-parting, or “Run of Network”) to maximize advertiser Return on Investment (“ROI”). Ads are distributed through an extensive network of syndication partners.

LookSmart actively pursues relationships with portals, internet service providers (“ISPs”), media companies, other ad networks, search services and other websites to maintain and increase the distribution of our advertiser’s search advertisements.

These relationships are key drivers of our growth because more distribution typically results in more online search advertising revenues. We derive the majority of our traffic from our PPC distribution network partners. Each click is verified through our proprietary network traffic monitoring and management process, as well as third-party technologies and tools.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports—including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

Publisher Solutions

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be branded and configured according to publishers’ needs. We offer publishers:

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

Technology

We have developed a proprietary web-based advertising auction platform, the AdCenter, that allows us to create, track, analyze, report and optimize customers’ advertising campaigns. The AdCenter indexes ads, analyzes webpage information to match advertising to relevant content, matches search queries to advertising and utilizes advanced fraud detection techniques in a high-volume ad serving environment. The platform also collects impression and click data for each listing that we manage for our customers and provides us with billing information. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart® . We have an issued patent on our Wisenut search engine technology and have patents pending on various aspects of our ad delivery and search technologies.

Competition

The online search advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines, such as Yahoo! or Google, often receive the biggest portion of the search marketing budget. With greater capital and technical resources, and greater brand recognition, the larger search engines are often first priority in the mind of the advertiser, agency or buyer.

We compete on two main fronts, 1) attracting and growing our base of search advertising customers to purchase our online search advertising products and to incorporate their key words into our search advertising network, and 2) attracting and maintaining distribution network partners to incorporate their search queries into our search advertising network. The basis on which we compete differs among the two fronts. In addition, while internet advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

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

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our search advertising customers, including, for example, distribution of pharmaceuticals, adult content, online gambling, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our customers.

International Operations

Following the termination of our distribution network partner contract with Microsoft in the first quarter of 2004, we concluded that our international businesses were not strategically or financially viable in other country markets. As a result, we closed our foreign offices and sold the remaining assets of these businesses in the first half of 2004. We are still in the process of finalizing certain transactions relating to these operations. We finalized the dissolution of these entities during 2009, which resulted in insignificant adjustments to the current balance sheet estimates related to the final closure of these entities.

We currently have international customers that purchase clicks that we distribute through local and regional partners.

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

LookSmart provides relevant content, advertising and technology solutions to advertisers and publishers. Marketing activities are designed to support and grow our business by targeting:

Search Advertising Customers—We deliver online search advertisements to a network of syndicated publishers and search engine partners.

Publishers—We offer a suite of customizable tools and solutions that help publishers grow their audience, search advertiser relationships, and revenue.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2009 we had 65 employees.

See Item 1A. “Risk Factors” for a further discussion on some of the risks we face related to our employees.

Customers

Our overall revenue is concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, when it expires on December 31, 2009. On December 22, 2009, we amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified us that, in accordance with December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $4.9 million, or 10%, for the year ended December 31, 2009. IAC has not indicated to us intent to terminate these separate distribution agreements.

For the year ended December 31, 2008, our overall revenue was concentrated with three customers each accounting for more than 10% of net revenue and 35% in aggregate. For the year ended December 31, 2008, the largest customer, IAC represented $9.9 million, or 15%, of total revenue and $5.2 million, or 85%, of Publisher Solutions revenue. The other large customers, both intermediaries, represented approximately 20% of net revenue for the year ended December 31, 2008.

Product Development and Technical Operations Expense

Product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our core technology product, the AdCenter platform. Our product development and technical operations expense, net of capitalized software development costs, was $9.8 million during the year ended December 31, 2009 and $11.1 million during the year ended December 31, 2008.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the year ended December 31, 2009. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue has been concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, when it expires on December 31, 2009. On December 22, 2009, we amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified us that, in accordance with December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $4.9 million, or 10%, for the year ended December 31, 2009. IAC has not indicated to us intent to terminate these separate distribution agreements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers are intermediaries that purchase clicks to sell into the affiliate networks of large search engine providers; changes in the purchasing patterns of these search engine providers could adversely affect our business and results of operations

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers are intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. If these large search engine providers cease purchasing clicks from these intermediary customers, the intermediary customers could reduce the amount of clicks they purchase from us, or cease altogether purchasing clicks from us, and that could have a material adverse effect on our business and results of operations.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network has been concentrated, with the five largest distribution network partners accounting for approximately 48% of our Advertiser Networks revenue for the year ended December 31, 2009. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $6.2 million for the year ended December 31, 2009, and as of December 31, 2009, our accumulated deficit was approximately $235.1 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our match rate and/or revenue-per-click, or we are unable to rebuild our match rate, and/or revenue-per-click, our financial results will suffer

We have experienced, and may in the future experience, downward pressure on our average revenue-per-click (“RPC”) and average match rate, which is the rate at which our paid listings are matched against search queries from distribution network partners, due to various market segment, customer, and channel factors. We may experience decreases in RPC or average match rate in the future for many reasons, including the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertising customers, changes in the composition of our distribution network or other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our search advertising customer base; if our search advertising customer base and average search advertising customer spend falls, our financial results will suffer

Our growth depends on our ability to build a search advertising customer base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified network of distribution sources, may change as new distribution sources are added and old distribution sources are removed. Search advertising customers may view these changes to the distribution network negatively, and existing or potential search advertising customers may elect to purchase fewer or no advertisements for display on our distribution network. If this occurs, it is likely that our average RPC and average match rate may decline and our stock price would likely suffer.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online search advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertising customers on the basis of the quality and composition of our network, the price-per-click (“PPC”) charged to search advertising customers, the volume of clicks that we can deliver to search advertising customers, tracking and reporting of campaign results, customer service and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the PPC charged to search advertising customers. We also experience competition in offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher RPC, better relevance and conversion rates, or better products and services than we have.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities and when appropriate, may make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities to expand our service offerings, and to extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. In recent years, we have experienced significant restructurings and turnover in our management team that has placed additional burdens on our remaining personnel. Over the past seven months, our General Counsel, Chief Executive Officer and Vice President and General Manager, Advertising Platforms have all left the Company. We cannot insure that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to receive and analyze advertisements, campaigns and budgets, match search queries to advertising, analyze webpage information to match advertising to relevant content, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our service or the websites of our distribution network partners:

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

On April 30, 2009, we extended our bank lease line through April 30, 2010.

We may need to enter into additional credit facilities to operate the business. The recent global financial crisis, further financial institution failures, as well as our history of operating losses, may make it more difficult for us to obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

If we do not comply with the financial covenants in our credit agreements, our financial condition could be adversely affected.

Our credit facilities contain provisions that could limit our ability to, among other things, incur, create or assume additional debt, sell or otherwise dispose of our or any of our subsidiary’s assets, or consolidate or merge with or into, or acquire the obligations or stock of, or any other interest in, another person. In addition, our credit facilities contain financial covenants that require us to maintain specified levels of tangible net worth and liquid assets. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to satisfy these covenants. If we fail to comply with these covenants, we may be required to identify restricted cash equal to our outstanding capital lease balance plus our outstanding standby letters of credit (“SBLC”) or, in the event of default, we may be required to pay the lenders cash in an amount equal to the capital lease balance. Paying such cash balances could have a material adverse effect on the Company’s financial condition.

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

Cyclical and seasonal fluctuations in the economy, in internet usage and in traditional retail shopping may have an effect on our business

Both cyclical and seasonal fluctuations in internet usage and traditional retail seasonality may affect our business. Internet usage generally slows during the summer months, and queries typically increase significantly in the fourth quarter of each year. These seasonal trends may cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer

Invalid clicks are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our search advertising customers’ text advertisements coming from within our distribution network. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. Invalid clicks are commonly referred to as “click fraud.” We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to be able to completely detect and remove all invalid traffic from our search network.

We are subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to search advertising customer complaints, claims, litigation or inquiries in the future. For example, in March 2005, the Company was served with the second amended complaint in a class action lawsuit (Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.) alleging that the Company engaged in click fraud and seeking damages as a result. We have from time to time credited invoices or refunded revenue to our customers due to invalid traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertising customers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to conversions for the search advertising customers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertising customers and revenue and could materially and adversely affect our financial results.

Any failure in the performance of our key production systems could materially and adversely affect our revenues

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. Additionally, we moved our headquarters office in the fourth quarter of 2009, and our data center move will be completed in the second quarter of 2010. These moves could disrupt our operations. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

Our business and operations depend on Internet service providers and third party technology providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues

Our distribution network partners and search advertising customers depend on Internet service providers, online service providers and other third parties for access to our services. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We currently have agreements with Savvis Communications, Inc. and Raging Wire Enterprise Solutions, Inc. (“Raging Wire”) to house equipment for web serving and networking and to provide network connectivity services. We will be terminating our relationship with Savvis and completing a transition to Raging Wire for these services by the end of the second quarter of 2010. We also have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Savvis and Raging Wire to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Neither Savvis nor Raging Wire guarantees that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize and record revenue would suffer.

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

In addition, our search advertisers and partners may place information, known as cookies, on a user’s hard drive, generally without the user’s knowledge or consent. This technology enables web site operators to target specific consumers with a particular advertisement, to limit the number of times a user is shown a particular advertisement, and to track certain behavioral data. Although some Internet browsers allow consumers to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives, many consumers are not aware of this option or are not knowledgeable enough to use this option. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. If this technology is reduced or limited, the Internet may become less attractive to search advertisers and sponsors, which could result in a decline in our revenue.

We, along with some of our distribution network partners or search advertising customers retain information about our consumers. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our distribution network partners or search advertising customers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to privacy laws, regulations and enforcement actions which could increase our costs in defending such claims and damages.

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

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our search service and our financial results

Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us or our search advertising customers to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. Any of these events could have an adverse effect on our business and results of operations.

Risks Related to the Capital Market

Our securities may be delisted

The NASDAQ Stock Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On March 9, 2010, Nasdaq sent us a letter stating that we were out of compliance with that requirement and that we had until September 7, 2010 to regain compliance by having our common stock close at or above the $1.00 per share minimum closing bid price for 10 consecutive trading days. The Company may consider various actions to regain compliance, including a reverse stock split of the Company’s common stock, but if delisting occurs, our securities will not enjoy the same liquidity as shares that are traded on the NASDAQ Stock Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline.

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of search advertising customers who do business with us, or the amount of spending per customer,

•	the revenue-per-click we receive from search advertising customers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network,

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners, or

•	the effect ASC 718, which became effective January 1, 2006, and requires that we account for the fair value of stock awards granted to employees as compensation expense.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on past financial results as an indicator of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our long-lived assets may be subject to greater risk of impairment if we undergo a change of control limiting the use of our net operating losses

As of December 31, 2009, we had net operating losses (NOLs) amounting to approximately $175 million for federal income tax purposes. We can utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce our U.S. federal income tax liability, which may arise even in periods when we incur an accounting loss for reporting purposes. We also include these NOL benefits in the calculation associated with testing for impairment of our long-lived assets. However, our ability to utilize our NOLs for these purposes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if certain ownership changes related to our stock held by 5% or greater shareholders exceeded 50%, measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered not only by merger and acquisition activity, but also by stock repurchases and normal market trading of our common stock. While we have not undergone a change of control under Section 382 since 2003, we were close to the threshold in 2008 and 2009, and no assurance can be given that such a change of control will not occur in the future. Should we undergo such a change of control, our ability to utilize our NOLs to offset future U.S. taxable income and reduce our U.S. federal income tax liability may be limited in certain circumstances. This, in turn, would affect our ability to utilize the NOLs in the calculations associated with testing for impairment of our long-lived assets used in operations, which could result in an increased likelihood of such impairment.

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

A significant market downturn may lead to a decline in the value of securities we hold in our investment portfolio

Beginning in 2008, the global markets for fixed-income securities, particularly the markets for financial instruments collateralized by sub-prime mortgages, experienced significant disruption. This disruption affected the liquidity and pricing of securities traded in these markets, as well as the returns of, and levels of redemptions in, investment vehicles investing in those instruments. Although we invest in short-term, highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities, similar events in the future may adversely affect the value and liquidity of securities we hold in our investment portfolio.

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

On September 1, 2009, the Company entered into an agreement to sublease 19,997 square feet of office space for its headquarters in San Francisco, California, under an operating lease commencing in November 2009, and expiring on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

Our previous headquarters were located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space expired on November 30, 2009. We also had five primary subtenants at our previous headquarters facility in San Francisco. We had subleased approximately 57,750 square feet through October 2009, and an additional 34,595 square feet through November 2009.

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2008 and 2009.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of December 31, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Member and $0.3 million remains recorded as an accrued liability.

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

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq Global Market under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq Global Market for each period indicated:

	HIGH	LOW
2008
First quarter	$3.88	$2.89
Second quarter	$4.80	$3.03
Third quarter	$4.19	$2.45
Fourth quarter	$2.66	$1.14
2009
First quarter	$1.78	$0.82
Second quarter	$1.56	$1.00
Third quarter	$1.40	$1.01
Fourth quarter	$1.40	$0.95
2010
First quarter (through March 12, 2010)	$1.16	$0.92

LookSmart had approximately 4,838 holders of record of common stock as of March 12, 2010. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans will be included in our proxy statement for the 2010 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2009 and 2008.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to those statements that appear elsewhere in this Annual Report on Form 10-K.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in online advertising,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that we may be unable to maintain or grow sources of revenue,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

•	that changes in the distribution network composition may lead to decreases in traffic volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may be unable to achieve profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described above in the section entitled “Risk Factors” (Item 1A of this Annual Report on Form 10-K) and elsewhere in this report may occur.

•

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

OVERVIEW

LookSmart is a search advertising network solutions company that provides relevant solutions for search advertising customers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies whose objective is to obtain conversions or sales from the clicks. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

We offer search advertising customers targeted, pay-per-click (PPC) search, and contextual search advertising via a monitored search advertising distribution network (referred to as the “AdCenter” platform). Our search advertising distribution network (“Advertiser Networks”) includes publishers and search advertising customers, including intermediaries and direct adverting customers and their agencies as well as self-service customer in the United States and certain other countries. Our application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns. The advertiser network service offering provided 92% and 91% of total revenue in 2009 and 2008, respectively.

We also offer publishers licensed private-label search advertiser network solutions based on our AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows search engines, networks, media companies, social networking sites, retail sites, directories, internet service providers (“ISPs”) and portals to manage their advertiser relationships, distribution channels and accounts. The publisher solutions service offering provided 8%, and 9% of total revenue in 2009 and 2008, respectively.

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Use of Estimates and Assumptions

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2009, we placed our cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. We perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. We apply judgment as to our ability to collect outstanding receivables based primarily on our evaluation of the customer’s financial condition and past collection history and record a specific allowance. In addition, we record an allowance based on the length of time the receivables are past due. Historically, such losses have been within our expectations.

Revenue Concentrations

We derive our revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. For the year ended December 31, 2009, IAC Search and Media (“IAC” or “Company 1”) accounted for 16% of net revenue, and 81% of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, we further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified us that, in accordance with December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

Our largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. We will record an increase or reduction of the allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than we anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy.

Intangible Assets with Definite Lives

We amortize acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in our Consolidated Statements of Operations.

Goodwill and Intangibles with Indefinite Lives

Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. Our annual goodwill impairment testing date is December 31 of each year.

US GAAP require that a two-step test be performed to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of each reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. We have determined that we have one reporting unit for purposes of goodwill testing.

We estimate the fair value of our single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and our estimate of future performance.

We had no goodwill recorded at December 31, 2009 and 2008. In December 2008, as a result of completing the annual goodwill impairment test with the assistance of a third party valuation expert, we concluded that the carrying value of our single reporting unit exceeded its fair value. Due to the fact that US GAAP required us to allocate significant value to previously unrecognized identifiable assets, the remaining fair value that was allocated to goodwill was eliminated, resulting in an impairment of $9.8 million.

Impairment of Long-Lived Assets

We review long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generates cash flows that are largely independent of the cash flows from those of other groups of assets and liabilities. We have determined that the equity of our single reporting unit to be the lowest level of operation at which independent cash flows could be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

For the year ended December 31, 2008, we recorded an impairment charge of $1.4 million related to the discontinued operations of the Furl asset held for sale.

In 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

We tested our long-lived assets used in operations for impairment as of December 31, 2009 and determined they were not impaired.

Internal Use Software Development Costs

We capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to developing internal-use computer software.

We exercise judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs. We expect to continue to invest in internally developed software and to capitalize such costs.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

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

Restructuring Charges

We have recorded restructuring accruals related to closing of certain leased facilities, as well as severance costs related to workforce reductions. Our judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

Traffic Acquisition Costs

We enter into agreements of varying durations with our distribution network partners that display our listings ads on their sites in return for a percentage of the revenue-per-click that we receive when the ads are clicked on those partners’ sites.

We also enter into agreements of varying durations with third party affiliates. There are generally three economic structures of the affiliate agreements: guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

We record TAC expense as a cost of revenue and is based on a percentage of revenue, number of paid introductions, number of searches, or other metrics.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred.

Product Development Costs

Research and development of new product ideas and enhancements to existing products are charged to expense as incurred.

Share-Based Compensation

We recognize share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statement of Operations over the requisite service periods.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in our Consolidated Statement of Operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimates and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value.

We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statement of Cash Flows of the tax effects of employee share-based compensation awards.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

RESULTS OF OPERATIONS

Overview of 2009

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Revenue	51,776	100.0%	65,003	100.0%	(13,227)	(20%)
Cost of revenue	33,351	64.4%	39,236	60.4%	(5,885)	(15%)

Gross profit	18,425	35.6%	25,767	39.6%	(7,342)	(28%)

Operating expenses:
Sales and marketing	5,617	10.8%	8,547	13.1%	(2,930)	(34%)
Product development and technical operations	9,831	19.0%	11,096	17.1%	(1,265)	(11%)
General and administrative	9,056	17.5%	10,567	16.3%	(1,511)	(14%)
Restructuring charge	536	1.0%	65	0.1%	471	725%
Impairment charge	280	0.5%	9,810	15.1%	(9,530)	(97%)

Total operating expenses	25,320	48.8%	40,085	61.7%	(14,765)	(37%)

Loss from operations	(6,895)	(13.2%)	(14,318)	(22.1%)	7,423	(52%)
Non-operating income, net	59	0.1%	1,012	1.6%	(953)	(94%)

Loss from continuing operations before income taxes	(6,836)	(13.1%)	(13,306)	(20.5%)	6,470	(49%)
Income tax expense (benefit)	(170)	(0.3%)	7	0.0%	(177)	(2529%)

Loss from continuing operations	(6,666)	(12.8%)	(13,313)	(20.5%)	6,647	(50%)
Income (loss) from discontinued operations, net of tax	464	0.9%	(1,521)	(2.3%)	1,985	(131%)

Net loss	(6,202)	(11.9%)	(14,834)	(22.8%)	8,632	(58%)

During 2009, we realized a decrease in revenues of 20% and a decrease in gross profit margin of four percentage points versus 2008. We worked to offset the revenue and margin decreases by embarking on several initiatives to restructure the Company and reduce costs. Our cost reduction initiatives resulted in a decrease in total operating expenses of 19% in 2009 excluding impairment and restructuring charges.

Net loss decreased $8.6 million from $14.8 million for the year ended December 31, 2008 to $6.2 million for the year ended December 31, 2009. During 2009, the Company recognized a $0.3 million impairment charge related to intangible assets and a $0.5 million restructuring charge. During 2008 the Company recognized a $9.8 million goodwill impairment charge.

The following developments during 2009 were key to our business performance:

•

Appointment of Jean-Yves Dexmier to CEO: In December 2009, Jean-Yves Dexmier, the Company’s Executive Chairman, assumed the role of Chief Executive Officer. Dr. Dexmier has served on the Company’s Board of Directors since April 2007 and as the Executive Chairman since October 2009. Dr. Dexmier brings more than thirty years of executive leadership experience within the technology industry, has a B.A. in Fundamental Mathematics from Lycee Pasteur, an M.B.A. from Ecole Polytechnique and a Ph.D. in Electronics from Ecole Nationale Superieure de l’Aeronautique et de l’Espace, all located in France.

•

Growing Our Search Advertiser Network. Total paid clicks for the year ended December 31, 2009 increased 17% to 853 million, compared to 732 million for the year ended December 31, 2008. During the same period, average RPC decreased 29% from $0.079 to $0.056.

•	Increased Staff Productivity. In 2009, we improved the revenue and contribution generated per full-time equivalent staff through staff reductions and improved cost management.

•

Entered into New Data Center Agreement: In October 2009, the Company entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term. As a result of this change in data center services, the Company expects its data center related expenses to be approximately $0.5 million less annually once the data center is fully transitioned to the new facility. The Company expects to complete the transition by the end of the second quarter of 2010.

•

Relocation of Headquarters: As a result of the relocation of our headquarters facilities, we expect facilities-related expenses in the calendar year 2010 to be approximately $2 million less than in calendar year 2009.

Revenue

Revenue is derived from the Company’s two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2009 and 2008, were as follows (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Advertiser Networks	$47,735	92%	$58,906	91%	$(11,171)	(19%)
Publisher Solutions	4,041	8%	6,097	9%	(2,056)	(34%)

Total revenue	$51,776	100%	$65,003	100%	$(13,227)	(20%)

We recognized $51.8 million of total revenue during the year ended December 31, 2009, down 20% from the $65.0 million recognized during the year ended December 31, 2008. We attribute the $13.2 million decrease in revenue for the year ended December 31, 2009 as compared to the comparable period of 2008 to a 29% decrease in average revenue per click (RPC), partially offset by a 17% increase in paid clicks, combined with lower Publisher Solutions revenue from a single significant customer.

We recognized Advertising Network revenue of $47.7 million during the year ended December 31, 2009, down 19% from the $58.9 million recognized during the year ended December 31, 2008. Revenue from Advertiser Networks decreased in 2009 by $11.2 million compared to the same period in 2008.

The Advertising Network realized growth in paid clicks for the year ended December 31, 2009, but overall advertising network revenue was negatively impacted by a decrease in the average RPC. Total paid clicks increased 17% to 853 million, compared to 732 million for the year ended December 31, 2008. During the same period, average RPC decreased 29% from $0.079 to $0.056 compared to the previous year. Our RPC has decreased as a result of continued market pressures on search advertising demand and pricing.

We recognized Publisher Solutions revenue of $4.0 million during the year ended December 31, 2009, a 34% decline from the $6.1 million recognized during the year ended December 31, 2008. The decrease in Publisher Solutions revenue for the year ended December 31, 2009 as compared to the same period in 2008 is attributed to reduced revenue from IAC Search and Media, Inc. (“IAC”), a portion of which relates to a contractual reduction of the revenue share percentage in the final year of the contract. IAC represented $3.3 million, or 81%, of Publisher Solutions revenue during the year ended December 31, 2009.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the year ended December 31, 2009, two customers combined to account for 25% of revenue. One of these two customers, IAC, notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services upon expiration on December 31, 2009. On December 22, 2009, prior to the expiration date, IAC Search and Media, Inc. (“IAC”) and LookSmart Ltd. (the “Company”) signed a Sixth Addendum (“Addendum”) to the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”). The Addendum became effective December 1, 2009 and, among other things, extended the term of the Agreement through March 31, 2010. In addition, the Addendum allows IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified the Company that, in accordance with the Addendum, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

Advertising Network revenue derived from IAC, which is covered under separate distribution agreements, was $4.9 million during the year ended December 31, 2009, up 2% from the $4.8 million recognized during the year ended December 31, 2008. IAC has not indicated to us intent to terminate these separate distribution agreements.

Cost of Revenue and Gross Profit

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$31,178	60%	$37,152	57%	$(5,974)	(16%)
Other costs	2,173	4%	2,084	3%	89	4%

Total cost of revenue	$33,351	64%	$39,236	60%	$(5,885)	(15%)

Traffic acquisition costs as percentage of Advertiser Network revenue		65.3%		63.1%

Our total cost of revenue during the year ended December 31, 2009 was $33.4 million, down $5.9 million, or 15% from the $39.2 million in the year ended December 31, 2008.

Our Traffic acquisition costs (“TAC”) during the year ended December 31, 2009 was $31.2 million, down $6.0 million, or 16% from the $37.2 million in the year ended December 31, 2008. As a percentage of Advertising Network revenue, TAC for the year ended December 31, 2009, was 65.3% compared to TAC of 63.1% during the same period in 2008. The increased TAC percentage during the year ended December 31, 2009 was related to our focus on improving the quality of our traffic to better serve certain advertising customers on our Advertising Network.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is greater than that of Advertiser Network.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, were comparable for the years ended December 31, 2009 and 2008, as the majority of these costs tend to be fixed in nature. The Company does anticipate that it will incur duplicate costs in the first and second quarters of 2010 due to the switch of its co-location facility provider.

Gross profit for the year ended December 31, 2009 declined four percentage points to 36% from the 40% for the same period in 2008. The unfavorable gross profit trends are primarily the result of the Publisher Solutions revenue decreases, Advertising Network revenue decreases and increasing TAC.

Operating Expenses

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, restructuring charges, and impairment charges as follows (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Sales and marketing	$5,617	11%	$8,547	13%	$(2,930)	(34%)
Product development and technical operations	9,831	19%	11,096	17%	(1,265)	(11%)
General and administrative	9,056	17%	10,567	16%	(1,511)	(14%)
Restructuring charge	536	1%	65	0%	471	725%
Impairment charge	280	1%	9,810	15%	(9,530)	(97%)

Total operating expenses	$25,320	49%	$40,085	61%	$(14,765)	(37%)

Share-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008
Sales and marketing	$141	$382
Product development and technical operations	607	713
General and administrative	943	1,743
Loss from discontinued operations	—	44

Total share-based compensation	1,691	2,882
Less amounts capitalized as software development costs	(74)	(104)

Total share-based compensation expense	$1,617	$2,778

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

Our sales and marketing expenses during the year ended December 31, 2009, were $5.6 million, down 34% from $8.5 million in the same period of 2008. Sales and marketing expenses for the year decreased $3.0 million compared to the prior year primarily due to lower staffing costs of $1.8 million, as a result of staff layoffs, decreased marketing and event expenses of $0.5 million, and reduced bad debt expense resulting from successful collection efforts of $0.3 million.

Product Development and Technical Operations

Product development and technical operations expense includes all costs related to the continued operations, development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved and amortized over a three year period once the project is placed in service. Software licensing and computer equipment depreciation related to supporting product development and technical operations functions are also included in product development and technical operations expense.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research, training and testing.

Product development and technical operations and capitalized software development costs were as follows:

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$10,975	21%	$12,379	19%	$(1,404)	(11%)
Capitalized software development costs	(1,144)	(2%)	(1,283)	(2%)	139	(11%)

Total product development and technical operations expense	$9,831	19%	$11,096	17%	$(1,265)	(11%)

Our product development and technical operations expense, net of capitalized software development costs, during the year ended December 31, 2009, was $9.8 million, down 11% from $11.1 million for the year ended December 31, 2008. Product development and technical operations expense, net of capitalized software development costs, in 2009 decreased $1.3 million compared to 2008 primarily due to lower staffing costs of $0.9 million and $0.2 million due to lower licensing and support costs.

General and Administrative

General and administrative expenses include costs of executive management, human resources, finance, and facilities personnel. These costs include salaries and associated costs of employment, including share- based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional services fees.

Our general and administrative expenses during the year ended December 31, 2009, were $9.1 million, down 14% from $10.6 million for the year ended December 31, 2008. General and administrative expenses in 2009 decreased $1.5 million compared to 2008 primarily due to lower staffing and temporary help costs of $1.3 million, including decreased share-based compensation of $0.8 million partially offset by $0.2 million in severance expenses related to our CEO’s departure in December 2009. Additional expense reductions include audit expense of $0.4 million resulting from the engagement of a new audit firm and decreased legal expenses of $0.9 million primarily related to the cost of defending a patent case in the year ended December 31, 2008. Offsetting cost reductions was $1.2 million of expenses associated with our evaluation of strategic growth alternatives in 2009.

Of the amounts related to the evaluation of strategic growth alternatives, $0.3 million is related to the expensing of investment banker retainer fees that were classified as prepaid expenses at December 31, 2008 as required by the revised business combination guidance that was adopted in 2009 which requires the immediate expensing of costs related to business combinations, In the first quarter of 2008, share-based compensation expense included $0.3 million of accelerated expense resulting from options granted to the President and Chief Executive Officer.

Restructuring Charges

In 2009, we recorded $0.5 million in pre-tax restructuring charges associated with the termination of thirteen employees to better align the Company’s resources and improve operating efficiencies. Three of the employees terminated in the third quarter of 2009 were in conjunction with the Company’s outsourcing of its legal department. In the third quarter of 2008, we recognized $0.2 million of reorganization charges associated with the termination of five employees.

In the second quarter of 2008, we subleased approximately 6,500 square feet of our leased headquarter office facilities for which we had previously recognized a restructuring charge. The additional sublease resulted in a restructuring benefit of $0.1 million.

Impairment Charges

In June 2009, management made the decision to not incorporate previously undeployed technology, purchased in January 2008 for $0.3 million, into our Advertiser Networks’ core technology. As a result, the Company recognized an impairment charge of $0.2 million in the second quarter of 2009 and the remaining $0.1 million in the fourth quarter of 2009 as it made the decision not to pursue the strategy for which the technology was purchased.

In accordance with US GAAP, goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of our single reporting unit more likely than not exceeds its fair value. Our annual goodwill impairment testing date is December 31 of each year.

Prior to our annual goodwill impairment testing as of December 31, 2008, we considered whether to test goodwill in the third quarter of 2008. Although our stock price declined during this timeframe, and our net book value exceeded our market capitalization as of September 30, 2008, we viewed this to be primarily indicative of the extreme volatility in the United States and global equity markets and believed the decline to be short-term in nature. Therefore, management concluded that as of September 30, 2008, there were not events or circumstances that would reduce the fair value of our single reporting unit below its carrying value.

In December 2008, we performed our annual goodwill impairment test on our single reporting unit with the assistance of a third party valuation specialist. We used the two step test required by US GAAP. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to its fair value. We estimated the fair value of the Company using various methods and compared the fair value to the carrying amount (net book value) to ascertain if potential goodwill impairment existed. We utilized methods that focused on our ability to produce income (the “Income Approach”) and the estimated consideration we would receive if there were a sale of the Company (the “Market Approach”). Consideration was given to our discounted projected cash flows, our market capitalization and market multiples of comparable companies within our industry. The key assumptions utilized in the determination of fair value in step one of the test included the following:

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

Based on the fair value estimated in step one, we determined a step one failure occurred which indicated a goodwill impairment may exist. We proceeded to the step two analyses which included estimating the fair value of our assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value our identified intangible assets, including existing technology, in-process research and development technology, customer relationships and the LookSmart trade name. As a result of step two of the test, the carrying value of our goodwill was deemed to exceed the allocated fair value and we recorded a $9.8 million goodwill impairment for 2008 which represented the entire remaining goodwill balance.

We also tested our long-lived assets for impairment as of December 31, 2008. We determined that no impairment existed for assets held and used as of December 31, 2008. However, a $1.4 million impairment existed for the Furl assets held for sale and is included in loss from discontinued operations for 2008. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and is assessed for impairment under US GAAP, requires recognition of impairment of long-lived assets if the net book value of the assets exceeds the estimated future undiscounted cash flows attributed to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less the cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Loss from Operations (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Loss from operations	$(6,895)	(13%)	$(14,318)	(22%)	$7,423	(52%)

Our loss from operations for the year ended December 31, 2009, was $6.9 million, a decrease from a loss of $14.3 million for the year ended December 31, 2008. Loss from operations decreased $7.5 million due to the factors discussed above, including but not limited to, our decreased revenue and gross profit in the 2009 periods as compared to the 2008 periods, which were partially offset by lower operating expenses, despite incurring $1.2 million of costs associated with the evaluation of strategic growth alternatives.

Other continuing operations items

The table below sets forth other continuing operations data for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$234	0%	$1,124	2%	$(890)	(79%)
Interest expense	(158)	0%	(117)	0%	(41)	35%
Other income (loss), net	(17)	0%	5	0%	(22)	(440%)

Total non-operating income, net	$59	0%	$1,012	2%	$(953)	(94%)

Income tax expense (benefit)	$(170)	0%	$7	0%	$(177)	(2529%)

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.9 million in the year ended December 31, 2009 from the year ended December 31, 2008. This decrease was primarily driven by a sharp decrease in average yields earned on cash and investment balances in 2009 compared to 2008 combined with a moderate decrease in average cash and investment balance during the same periods.

Interest expense, primarily consisting of interest paid on capital leases and our note payable, increased an insignificant amount in the year ended December 31, 2009 from the year ended December 31, 2008 as a result of our increased use of capital leases in 2009 to finance asset additions.

Income Tax Expense

Due to our operating losses, the 2009 and 2008 income tax expense primarily consists of minimum state taxes. In 2008, we allocated an income tax benefit to continuing operations. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-20-45, Income Taxes (“ASC 740-20-45”), the income from discontinued operations is considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. The income from discontinued operations represents a source of income that enables us to realize a tax benefit on the loss from continuing operations. As a result, we have allocated an income tax benefit to the loss from continuing operations based on the tax rate applicable to discontinued operations.

Income (Loss) from Discontinued Operations, net of tax

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of its remaining consumer assets. The various remaining related websites and assets associated with the consumer products activities met the criteria to be classified as discontinued operations. The results of operations related to assets to be disposed of, and of previously disposed assets, including any related gains and losses are classified as discontinued operations in the accompanying Consolidated Statements of Operations.

As of December 31, 2009 and 2008, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

Income (loss) from discontinued operations, net of tax, for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change	% Change
Income (loss) from discontinued operations, net of tax	$464	1%	$(1,521)	(2%)	$1,985	(131%)

The following table reflects revenue, gross profit, operating expenses, non operating income, gain on disposal, income tax expense (benefit) and net income (loss) from discontinued operations for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Revenue	$8	$105

Gross profit	$8	$64
Product development and technical operations expense	37	918
General and administrative expenses	—	24
Impairment charges	—	1,391

Total operating expenses	37	2,333
Gain on disposal	493	726
Non-operating income, net	—	10

Gain (loss) from discontinued operations	464	(1,533)
Income tax benefit	—	(12)

Net income (loss) from discontinued operations	$464	$(1,521)

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The warrant expires in February 2010. The Company determined the warrants received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value.

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.5 million for each of the years ended December 31, 2009 and 2008. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names for $0.2 million and realized an equivalent gain. As of December 31, 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2009	2008	Change
Net cash used in operating activities	$(3,023)	$(2,343)	$(680)
Net cash provided by investing activities	4,655	10,170	(5,515)
Net cash used in financing activities	(1,092)	(21,177)	20,085

Increase (decrease) in cash and cash equivalents	$540	$(13,350)	$13,890

Cash, cash equivalent and short-term investment balances were as follows as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008	Change
Cash and cash equivalents	$22,933	$22,393	$540
Short-term investments	4,780	10,185	(5,405)

Total	$27,713	$32,578	$(4,865)

% of total assets	72%	70%

Total Assets	$38,347	$46,764

At December 31, 2009, we had $27.7 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the

Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $4.9 million to $27.7 million at December 31, 2009, from $32.6 million at December 31, 2008, primarily due to our operating loss and the use of capital to reduce accounts payable and accrued liabilities, including the payment of an indemnification settlement and its related legal costs of $1.1 million, acquisition of property and equipment, development of capitalized software and payment of capital lease obligations, which were partially offset by accounts receivable collections.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, as well as our capital lease lines and the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments, capital lease lines and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by an additional decrease in demand for our services beyond the impact of the loss of the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, and changes in customer buying behavior that may result from the continued general economic downturn. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders in cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus outstanding standby letters of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

In the third quarter of 2009, we launched post-pay whereby self service customers pay for clicks after they occur rather than the prior practice of being billed in advance. The customer’s credit card is charged based on its history of activity and creditworthiness. As of December 31, 2009, this change resulted in a decrease in deferred revenue as those customers with prepaid balances have used those funds in their account. As we expected, this decrease continued in the fourth quarter as customers continued to utilize their prepaid balances. Now that most of the prepaid funds have been used, customers will be billed after their account reaches their billing threshold or in 30 days, whichever comes first. As a result of the launch of post-pay, our cash flow was adversely affected by $0.5 million as customer deferred balances were used up and new unpaid charges accumulated. We expect that the adverse cash flow affect of launching post-pay is substantially complete as of December 31, 2009, and we do not expect this change to have a significant impact on the liquidity and capital resources of the Company.

Operating Activities

Cash used in operating activities in the year ended December 31, 2009, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, impairment charge, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2009, was $3.0 million and consisted of a net loss of $6.2 million, adjustments for non-cash items of $4.4 million and cash used by working capital and other activities of $1.2 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $1.6 million of share-based compensation expense and a $0.3 impairment charge, partially offset by a $0.4 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $3.3 million in accounts payable and accrued liabilities and a $1.6 million decrease in deferred revenue and customer deposits and other long term liabilities, partially offset by a $2.9 million decrease in accounts receivable and a $0.7 million in prepaid expenses and other current assets. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of an indemnification settlement and its related legal costs of $1.1 million that were accrued in 2008 but paid in 2009. The decrease in accounts receivable is attributed to more revenue from credit card customers as compared to the previous year and successful collection efforts.

Cash used in operating activities in the year ended December 31, 2008, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, restructuring benefit, impairment charges, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2008, was $2.3 million and consisted of net loss of $14.8 million, adjustments for non-cash items of $16.4 million and cash used by working capital and other activities of $3.9 million. Adjustments for non-cash items primarily consisted of impairment charges of $11.2 million, $3.2 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $2.8 million of share-based compensation expense, partially offset by $0.7 million net gain on sale of assets. In addition, changes in working capital activities were primarily attributed to the business volume growth and consisted of a $1.7 million net increase in accounts receivable and a $2.2 million decrease in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to an expected increase resulting from increased invoiced customer revenue. The decrease in accounts payable and accrued liabilities was primarily due to changing the payment of employee bonuses from annual to quarterly and the payment of legal fees associated with the Lane’s Gifts and Collectibles settlement.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2009, of $4.7 million is attributed to net proceeds of investments of $5.4 million and $0.5 million of proceeds related to the sale of certain consumer assets, partially offset by $1.2 million for capital expenditures. Our capital expenditures for the year ended December 31, 2009, consisted primarily of an investment of $1.1 million in internally developed software related to our core service offering. During the year ended December 31, 2009, most of our $1.4 million investment in computer equipment was, or will be, financed with capital leases.

Cash provided by investing activities during the year ended December 31, 2008, of $10.2 million was primarily provided by net proceeds from investments of $10.3 million and $1.8 million of proceeds related to the sale of certain consumer assets, partially offset by $1.9 million used for capital expenditures. Our capital expenditures during the year ended December 31, 2008, consisted of an investment of $1.2 million in internally developed software related to our core service offering, $0.3 million to acquire an intangible asset and $0.3 million for property and equipment. During the year ended December 31, 2008, an additional $1.9 million of computer equipment was acquired and financed with capital leases. During the year ended December 31, 2008, proceeds related to the sale of certain consumer assets included $1.0 million that was held in escrow at December 31, 2007.

Financing Activities

Cash used by financing activities in the year ended December 31, 2009, of $1.1 million is attributed to scheduled capital lease and note payable payments.

Cash used by financing activities in the year ended December 31, 2008, of $21.2 million was due to the repurchase of our common stock via a combination of a modified Dutch Auction tender offer and stock repurchase program in the amount of $20.8 million, and $0.6 million used to make scheduled capital lease and note payable payments, partially offset by $0.2 million of proceeds from the issuance of common stock.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.5 million at December 31, 2009, related to security of a building lease and security on an equipment lease.

On April 30, 2009, we renewed our master equipment lease agreement with CNB to extend the period of availability of the original $5.0 million through April 30, 2010. As of December 31, 2009, the Company had drawn down approximately $4.5 million of the available lease line of credit. Interest on new capital leases will be calculated using an interest rate of 5.41% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of such date.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of December 31, 2009 we are in compliance with both agreements with CNB.

On December 14, 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. The term of the Lease Agreement, and our obligations to make payments thereunder, was to commence upon installation and acceptance of the equipment and software, which was expected to occur in the second quarter of 2010, and would continue for three years thereafter, with a $1 buyout at the end of the term. Upon commencement, our annual payment would be $0.4 million. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Consolidated Financial Statements.

Effective March 18, 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$2,561	$455	$1,013	$1,093	$—
Capital lease obligations (principal and interest)	3,038	1,399	1,569	70	—
Purchase obligations	2,912	1,950	962	—	—

	$8,511	$3,804	$3,544	$1,163	$—

Note Payable

In January 2000, we entered into an unsecured promissory note with our landlord to finance tenant improvements. The note was payable in equal monthly installments over its term which matured in November 2009.

Operating Leases

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease commencing in November 2009, and expiring on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and tax expenses. These operating expenses are not included in the table above.

In 1999, we entered into a ten year, non-cancelable operating lease agreement for our headquarters facility that expired in November 2009. Between 2003 and 2006, we vacated portions of our leased headquarter facility and incurred lease restructuring costs relating to closing these facilities. In addition, we entered into various subleases for the vacated space for terms of varying length. The rents received from these subleases are not included in the table above.

Capital Leases

We have acquired various computer equipment under capital leases with rental terms from 36 to 42 months. Each lease is payable in equal monthly installments.

On December 14, 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. The term of the Lease Agreement, and our obligations to make payments thereunder, was to commence upon installation and acceptance of the equipment and software, which was expected to occur in the second quarter of 2010, and would continue for three years thereafter, with a $1 buyout at the end of the term. Upon commencement, our annual payment would be $0.4 million. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Consolidated Financial Statements.

Effective March 18, 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated.

Purchase Obligations

Purchase obligations represent open purchase orders for which we have not received the related services or goods and non-cancelable contractual obligations at December 31, 2009. Our non-cancelable contractual obligations are related to data center operations.

In October 2009, we entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term. In January 2010, we started the transition to the new facility and expect to complete the transition by the end of the second quarter of 2010. Our contractual obligations under the agreement include non-recurring charges of $0.1 million and recurring charges of $0.9 million each year.

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

On September 4, 2008, we agreed to indemnify one of our Publisher Solutions customers, IAC Search and Media (“IAC”), pursuant to an indemnification agreement contained in an AdCenter for Publishers’ contract. The obligation arose from a complaint which was filed on October 16, 2007 in the United States District Court for the Eastern Division of Texas against IAC Search & Media and others, alleging that our AdCenter for Publisher violates the plaintiff’s patent and seeking injunctive relief and unspecified damages. See Performance Pricing v. Google, Inc. et. al., Civil Action No. 2:07 cv 00432-LED, United States District Court for the Eastern District of Texas (the “Action”). On or about February 18, 2009, we entered into a Settlement Agreement with the plaintiff whereby we agreed to pay the plaintiffs $0.6 million in exchange for a dismissal of the Action against IAC, a release of IAC and the Company for any past damages for infringement and a future license for the Company and its customers. On or about February 12, 2009, we also agreed to pay IAC’s defense costs in the Action which totaled approximately $0.4 million. On or about March 4, 2009, the Court dismissed the Action against IAC.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

LOOKSMART, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Looksmart, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Looksmart, Ltd. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2009. Our audit of the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Looksmart, Ltd. as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2010

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$22,933	$22,393
Short-term investments	4,780	10,185

Total cash, cash equivalents and short-term investments	27,713	32,578
Trade accounts receivable, net	3,990	7,017
Prepaid expenses and other current assets	847	1,563

Total current assets	32,550	41,158
Property and equipment, net	3,717	3,371
Capitalized software and other assets, net	2,080	2,235

Total assets	$38,347	$46,764

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,918	$4,357
Accrued liabilities	5,477	6,690
Deferred revenue and customer deposits	1,113	1,593
Current portion of long-term obligations	1,272	2,275

Total current liabilities	10,780	14,915
Capital lease and other obligations, net of current portion	1,646	1,438

Total liabilities	12,426	16,353

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at December 31, 2009 and 2008; Issued and Outstanding: none at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; Authorized: 200,000 shares at December 31, 2009 and 2008; Issued and Outstanding: 17,145 shares and 17,075 shares at December 31, 2009 and 2008, respectively	17	17
Additional paid-in capital	260,981	259,276
Accumulated other comprehensive gain (loss)	3	(4)
Accumulated deficit	(235,080)	(228,878)

Total stockholders’ equity	25,921	30,411

Total liabilities and stockholder’' equity	$38,347	$46,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008
Revenue	$51,776	$65,003
Cost of revenue	33,351	39,236

Gross profit	18,425	25,767

Operating expenses:
Sales and marketing	5,617	8,547
Product development and technical operations	9,831	11,096
General and administrative	9,056	10,567
Restructuring charge	536	65
Impairment charge	280	9,810

Total operating expenses	25,320	40,085

Loss from operations	(6,895)	(14,318)
Non-operating income (expense)
Interest income	234	1,124
Interest expense	(158)	(117)
Other income (expense), net	(17)	5

Loss from continuing operations before income taxes	(6,836)	(13,306)
Income tax expense (benefit)	(170)	7

Loss from continuing operations	(6,666)	(13,313)
Income (loss) from discontinued operations, net of tax	464	(1,521)

Net loss	$(6,202)	$(14,834)

Net loss per share—Basic and Diluted
Loss from continuing operations	$(0.39)	$(0.74)
Income (loss) from discontinued operations, net of tax	0.03	(0.09)

Net loss per share	$(0.36)	$(0.83)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,108	17,886

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Other Equity	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2007	22,925	$23	$276,964	$12	$(214,044)	$62,955	$2,926

Common stock issued upon exercise of stock options	46	—	144	—	—	144
Common stock issued for employee stock purchase plan	28	—	56	—	—	56
Issuance of restricted stock	29	—	59	—	—	59
Shares repurchased and retired under tender offer	(5,152)	(5)	(17,935)	—	—	(17,940)
Shares repurchased and retired under stock repurchase program	(801)	(1)	(2,835)	—	—	(2,836)
Stock-based compensation	—	—	2,823	—	—	2,823
Comprehensive loss:
Unrealized loss on securities, net	—	—	—	(16)		(16)	$(16)
Net loss	—	—	—	—	(14,834)	(14,834)	(14,834)

Balance at December 31, 2008	17,075	17	259,276	(4)	(228,878)	30,411	$(14,850)

Common stock issued for employee stock purchase plan	12	—	14	—	—	14
Issuance of restricted stock	58	—	63	—	—	63
Stock-based compensation	—	—	1,628	—	—	1,628
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	7	—	7	$7
Net loss	—	—	—	—	(6,202)	(6,202)	(6,202)

Balance at December 31, 2009	17,145	$17	$260,981	$3	$(235,080)	$25,921	$(6,195)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,202)	$(14,834)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,888	3,223
Share-based compensation	1,617	2,778
Restructuring benefit	—	(135)
Impairment charge	280	11,202
Gain from sale of assets and other non-cash charges	(424)	(707)
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,935	(1,703)
Prepaid expenses and other current assets	733	61
Trade accounts payable	(1,439)	950
Accrued liabilities	(1,851)	(3,154)
Deferred revenue and customer deposits	(480)	(3)
Other long-term obligations	(1,080)	(21)

Net cash used in operating activities	(3,023)	(2,343)

Cash flows from investing activities:
Purchase of short-term investments	(15,217)	(30,157)
Proceeds from sale of short-term investments	20,577	41,426
Purchase of long-term investments	—	(1,017)
Payments for property and equipment and capitalized software development	(1,243)	(1,587)
Purchase of intangible assets	—	(280)
Proceeds from sale of certain consumer assets	—	1,245
Proceeds from contingent purchase consideration of certain consumer assets	538	540

Net cash provided by investing activities	4,655	10,170

Cash flows from financing activities:
Principal payments of notes	(63)	(63)
Principal payments of capital lease obligations	(1,043)	(538)
Proceeds from issuance of common stock	14	200
Payments for repurchase of common stock	—	(20,776)

Net cash used in financing activities	(1,092)	(21,177)

Increase (decrease) in cash and cash equivalents	540	(13,350)
Cash and cash equivalents, beginning of period	22,393	35,743

Cash and cash equivalents, end of period	$22,933	$22,393

Supplemental disclosure of cash flow information:
Interest paid	$152	$117
Income taxes paid	$6	$242
Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$1,635	$1,775
Property and equipment received and liability accrued	$806	$204

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is a search advertising network solutions company that provides relevant solutions for search advertisers and publishers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. The Company operates in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of its search advertising customers. The Company’s largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies whose objective is to obtain conversions or sales from the clicks. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

The Company offers search advertising customers targeted, pay-per-click (PPC) search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

The Company also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for 2008 have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net income, net change in cash and cash equivalents or stockholders’ equity.

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

Fair Value of Financial Instruments

The Company’s estimate of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is insignificant at December 31, 2009 and $0.3 million at December 31, 2008.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.1 million and $0.3 million at December 31, 2009 and 2008, respectively. Bad debt expense (benefit) included in sales and marketing expense is ($0.1) million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2009, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at December 31, 2009 and 2008. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	December 31,
	2009		2008
Company 1	16%		26%
Company 2	*	*	18%

** Less than 10%

Revenue Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2009	2008
United States	86%	85%
Canada	11%	11%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2009	2008
Advertising Networks	92%	91%
Publisher Solutions	8%	9%

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Year Ended December 31,
	2009		2008
Company 1	16%		15%
Company 2	*	*	10%
Company 3	*	*	10%

** Less than 10%

For the year ended December 31, 2009, IAC Search and Media (“IAC” or “Company 1”) accounted for 16% of net revenue, and 81% of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, the Company and IAC further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010 and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified the Company that, in accordance with the December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Year Ended December 31,
	2009	2008
Distribution Partner 1	11%	11%
Distribution Partner 2	11%	11%
Distribution Partner 3	10%	11%
Distribution Partner 4	* *	12%
Distribution Partner 5	* *	12%

** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

Restructuring Charges

The Company has recorded restructuring accruals related to closing of certain leased facilities, as well as severance costs related to workforce reductions. Management’s judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

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

Intangible Assets with Definite Lives

The Company amortizes acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in the Company’s Consolidated Statements of Operations.

Goodwill and Intangibles with Indefinite Lives

Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is December 31 of each year.

US GAAP require that a two-step test be performed to assess goodwill for impairment. The first step of the goodwill impairment test requires a determination of whether the fair value of each reporting unit is less than its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed only if the carrying value exceeds the fair value. The second step involves an analysis reflecting the allocation of fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. Management has determined that the Company has one reporting unit for purposes of goodwill testing.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of its single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill are based on trends of historical performance and management’s estimate of future performance.

The Company had no goodwill recorded at December 31, 2009 and 2008. In December 2008, as a result of completing the annual goodwill impairment test with the assistance of a third party valuation expert, the Company concluded that the carrying value of its single reporting unit exceeded its fair value. Due to the fact that US GAAP required the Company to allocate significant value to previously unrecognized identifiable assets, the remaining fair value that was allocated to goodwill was eliminated, resulting in an impairment of $9.8 million.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and capitalized software, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generates cash flows that is largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit is the lowest level of operation at which independent cash flows can be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

For the year ended December 31, 2008, the Company recorded an impairment charge of $1.4 million related to the discontinued operations of the Furl asset held for sale.

In 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

The Company tested its long-lived assets used in operations for impairment as of December 31, 2009, and determined they were not impaired.

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

The Company records TAC expenses as cost of revenues under two methods; agreements with fixed payments are expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2009 and 2008, were $1.7 million and $2.9 million, respectively, which was related to stock grants, options and employee stock purchases.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, includes (i) compensation expense for share-based payment awards granted prior to, but not yet fully vested as of December 31, 2005, based on the grant-date fair value estimates and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.2 million for the years ended December 31, 2009 and 2008.

Product Development Costs

Research of new product ideas and enhancements to existing products are charged to expense as incurred.

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

Comprehensive Gain (Loss)

Other comprehensive gain (loss) as of December 31, 2009 and 2008, consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) per Common Share

Basic net loss and diluted net loss per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two categories—Advertiser Networks and Publisher Solutions

As of December 31, 2009 and 2008, all of the Company’s accounts receivable, intangible assets, goodwill and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 changes the previous treatment of acquisition related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under ASC 805,

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition costs associated with business combinations will be expensed as incurred, whereas, prior to the adoption of ASC 805, similar costs associated with a successful acquisition were capitalized. ASC 805 applies to business combinations for which the acquisition date is on or after the adoption date, thus the adoption of ASC 805 will have no effect on prior acquisitions. The effect of the adoption of ASC 805 will depend upon the nature of any future business combinations.

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

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations, financial position or liquidity.

2.    Discontinued Operations and Dispositions

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued operations. During the years ended December 31, 2009 and 2008, the loss related to the liquidation of the Company’s foreign legal entities was not significant. The Company completed the dissolution of these entities in 2009. As of December 31, 2009 and 2008, there were no net assets related to the discontinued foreign legal entities.

Consumer Products

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of its remaining consumer assets. The various remaining related websites and assets associated with the consumer products activities met the criteria to be classified as discontinued operations. The results of operations related to assets to be disposed of, and of previously disposed assets, including any related gains and losses are classified as discontinued operations in the accompanying Consolidated Statements of Operations.

As of December 31, 2009, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for each of the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Revenue	$8	$105

Gross profit	$8	$64
Product development and technical operations expense	37	918
General and administrative expenses	—	24
Impairment charges	—	1,391

Total operating expenses	37	2,333
Gain on disposal	493	726
Non-operating income, net	—	10

Gain (loss) from discontinued operations	464	(1,533)
Income tax benefit	—	(12)

Net income (loss) from discontinued operations	$464	$(1,521)

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangibles, were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The warrant expired unexercised in February 2010. The Company determined the warrants received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.5 million for each of the years ended December 31, 2009 and 2008. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

3.    Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009				December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$4,460	$—	$—	$4,460	$4,614	$—	$—	$4,614

Cash equivalents
Money market mutual funds	10,074	—	—	10,074	17,279	—	—	17,279
Certificates of deposit	2,000	—	—	2,000	500	—	—	500
Commercial paper	6,399	—	—	6,399	—	—	—	—

Total cash equivalents	18,473	—	—	18,473	17,779	—	—	17,779

Total cash and cash equivalents	22,933	—	—	22,933	22,393	—	—	22,393

Short-term investments:
Corporate bonds	2,887	3	—	2,890	5,204	—	(9)	5,195
Certificates of deposit	490	—	—	490	2,000	—	—	2,000
United States government debt securities	—	—	—	—	2,004	28	—	2,032
Municipal bonds—California	—	—	—	—	981	—	(23)	958
Commercial paper	1,400	—	—	1,400	—	—	—	—

Total short-term investments	4,777	3	—	4,780	10,189	28	(32)	10,185

Total cash, cash equivalents and short-term investments	$27,710	$3	$—	$27,713	$32,582	$28	$(32)	$32,578

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and realized losses were not significant for either of the years ended December 31, 2009 or 2008. As of December 31, 2009, there we no unrealized losses on investments, and as of December 31, 2008, gross unrealized losses on investments were all in loss positions for less than 12 months. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2009 were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2009 and 2008, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Investment bank retainer fees	$—	$325
Other prepaid expenses	538	688
Income taxes receivable	172	—
Other current assets	137	550

Total	$847	$1,563

Effective upon the adoption of the revised business combination guidance on January 1, 2009, the prepaid investment bank retainer fees at December 31, 2008 relating to evaluating strategic growth alternatives were expensed and reflected in general and administrative expenses. Fees paid in the future of a similar nature will be expensed as incurred.

5.    Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$10,920	$(7,516)	$3,404	$16,362	$(13,393)	$2,969
Furniture and fixtures	74	(55)	19	1,151	(1,105)	46
Software	1,260	(1,247)	13	3,765	(3,746)	19
Leasehold improvements	288	(7)	281	2,901	(2,564)	337

Total	$12,542	$(8,825)	$3,717	$24,179	$(20,808)	$3,371

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense on property and equipment for the years ended December 31, 2009 and 2008, including property and equipment under capital lease, was approximately $1.9 million and $2.3 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $4.4 million and $3.1 million as of December 31, 2009 and 2008, respectively. Depreciation expense on equipment under capital lease was $1.1 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. Additionally, accumulated depreciation on equipment under capital lease was $1.8 million as of December 31, 2009 and $0.7 million as of December 31, 2008.

In connection with the relocation of the Company’s headquarters office in November 2009, property and equipment, consisting primary of furniture and fixtures and leasehold improvements, with an aggregate cost of $4.0 million, was retired resulting in an insignificant loss on disposal that is classified as other income (expense) in the accompanying consolidated statement of operations. In addition, in December 2009, the Company recorded the disposal of fully depreciated computer equipment and software with an aggregate cost of $9.6 million.

6.    Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2009 and 2008 (in thousands):

	December 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$5,499	$(3,449)	$2,050	$7,394	$(5,500)	$1,894
Amortizable purchased technology	78	(78)	—	358	(65)	293
Other assets	30	—	30	48	—	48

	$5,607	$(3,527)	$2,080	$7,800	$(5,565)	$2,235

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $1.0 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company reviewed its capitalized software development costs and wrote off fully amortized software with an aggregate cost of $3.0 million that it determined would provide no ongoing value to the Company.

Intangible asset consist of purchased technology that have estimated useful lives of three years. Amortization expense related to intangible assets was not significant and $0.1 million for the years ended December 31, 2009 and 2008, respectively, and has been classified as discontinued operations.

In the year ended December 31, 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Accrued distribution and partner costs	$2,957	$3,173
Accrued compensation and related expenses	839	722
Accrued equipment purchases	806	370
Accrued legal costs and other professional service fees	376	499
Accrued legal proceedings liability	339	339
Accrued indemnification liability	—	1,019
Other	160	568

Total accrued liabilities	$5,477	$6,690

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

During the third quarter of 2008, the Company recorded restructuring charges of approximately $0.2 million associated with the termination of five employees.

All restructuring charges have been classified as such on the Consolidated Statement of Operations. The restructuring liability activity was as follows for the years ended December 31, 2009 and 2008 (in thousands).

	Employee Severance Costs
	Year Ended December 31,
	2009	2008
Balance at beginning of period	$2	$—
Restructuring charge	537	195
Cash payments	(539)	(193)

Balance at end of period	$—	$2

9.    Lease Restructuring and Other Liabilities

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities that expired in November 2009, incurring lease restructuring costs related to closing these facilities and entering into various subleases. As of December 31, 2008, the lease restructuring in the amount of $1.2 million and sublease deposits in the amount of $0.2 million are classified as other current liabilities.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth lease restructuring activity during the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$1,160	$2,498
Amortization of lease restructuring costs	(1,160)	(1,203)
Lease restructuring credit	—	(135)

Balance at end of period	$—	$1,160

In the second quarter of 2008, the Company subleased approximately 6,500 square feet for which the Company previously recognized a restructuring charge. The additional sublease resulted in a reduction of $0.1 million in the lease restructuring liability with the offset being a lease restructuring credit.

10.    Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Note payable	$—	$63
Capital lease obligations	2,838	2,247
Deferred rent	80	—

Total long-term obligations	2,918	2,310
Less: current portion	(1,272)	(872)

Long-term obligations, net of current portion	$1,646	$1,438

Capital Lease Obligations

City National Bank

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of December 31, 2009, the Company had drawn down approximately $4.5 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. As of December 31, 2009, there was $0.4 million available for new capital leases. Subsequent to December 31, 2009, the Company drew down significantly all of the remaining $0.4 million lease line of credit for the purchase of computer equipment. Interest on new capital leases will be calculated using an interest rate of 5.41% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of December 31, 2009.

The agreements with CNB, consisting of the outstanding standby letters of credit (each an “SBLC”) and the master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of December 31, 2009 and 2008, the Company was not in default on either agreement with CNB (see Note 12).

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cisco Systems Capital Corporation

On December 14, 2009, the Company entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby the Company was to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. The term of the Lease Agreement, and the Company’s obligations to make payments thereunder, was to commence upon installation and acceptance of the equipment and software, which is expected to occur in the first half of 2010, and to continue for three years thereafter, with a $1 buyout at the end of the term. Upon commencement, the Company’s annual payment was to be $0.4 million. In connection with the Lease Agreement, the Company provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software has been received and is included in property and equipment with an offsetting amount in accrued liabilities.

Effective March 18, 2010, the Company decided, and Cisco agreed, to cancel the Lease Agreement, and the Company paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated.

Note Payable

In January 2000, the Company issued an unsecured promissory note in the principal amount of approximately $0.5 million to its landlord to finance tenant improvements. The note accrued interest at 9% per annum and was payable in equal monthly installments over a term of approximately 10 years. The note was paid in full in November 2009.

See Note 12, Commitments and Contingencies, for schedule of future minimum payments under all capital leases as of December 31, 2009.

11.     Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), the Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position. The adoption of ASC 740 did not impact the Company’s financial condition, results of operations, or cash flows.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2006. The tax years that remain subject to examination in state jurisdictions range from 2005 to 2008. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2009.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the year ended December 31, 2009.

The Company was in a net loss position in 2009 and 2008. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes. The federal tax benefit in 2009 is related to a net operating loss (“NOL”) carryback refund claim for alternative minimum taxes (“AMT”) paid in a prior year.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense (benefit) for the respective periods was allocated as follows for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Income from continuing operations	$(170)	$7
Income from discontinued operations	—	(12)

Total	$(170)	$(5)

The provision for (benefit from) income taxes allocated to continuing operations is composed of the following for the years ended December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
Current
Federal	$(172)	$—
State	2	7

	(170)	7

Deferred
Federal	—	—
State	—	—

Total	$(170)	$7

The primary components of the net deferred tax asset (“DTA”) are as follows at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforwards	$65,103	$60,138
Depreciation and amortization	4,101	6,708
Accruals and reserves	502	1,139
Tax credits	535	707
Share-based compensation	3,334	2,865

Total deferred tax assets	73,575	71,557
Less: valuation allowance	(73,575)	(71,557)

Total	$—	$—

The Company performed an Internal Revenue Code Section 382 analysis as of December 31, 2009 and 2008 and determined that certain net operating losses will expire unutilized. As a result, the Company reduced the related component of its deferred tax asset by $5.0 million in the table above as of December 31, 2008. Since the Company maintains a full valuation allowance against its deferred tax asset, there was no effect on the net deferred tax asset balance.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company has NOL carryforwards of approximately $174.8 million and $97.9 million for federal and state purposes, respectively. The Company also has AMT credit carryforwards of $0.1 million for both federal and state purposes. The NOL carryforwards will expire at various dates beginning in 2012 through 2029 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $46.8 million and $24.5 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2009 and 2008, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $2.0 million for the year ended December 31, 2009 and decreased $2.2 million for the year ended December 31, 2008.

The difference between the Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2009 and 2008 is reconciled below:

	December 31, 2009
	2009	2008
Federal tax rate from continuing operations	34.0%	34.0%
Impairment	0.0%	-18.9%
State taxes, including permanent differences	-0.1%	-0.1%
Change in valuation allowance	-26.1%	-14.3%
Change in state tax rate	-4.9%	—
Other	-0.2%	-0.8%

Total	2.7%	-0.1%

12.    Commitments and Contingencies

As of December 31, 2009, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Years ending December 31,
2010	$1,399	$455	$1,854
2011	1,069	496	1,565
2012	500	517	1,017
2013	70	536	606
2014	—	557	557

Total minimum payments	3,038	$2,561	$5,599

Less: amount representing interest	(200)

Present value of net minimum payments	2,838
Less: current portion	(1,272)

Long-term portion of capital lease obligations	$1,566

Operating Leases

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease commencing in November 2009, and expiring on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s previous headquarters were located in approximately 135,000 square feet of leased office space in San Francisco, California. The lease term for this office space expired on November 30, 2009. The Company also had five primary subtenants at its previous headquarters facility in San Francisco. The Company had subleased approximately 57,750 square feet of space through October 2009 and 34,595 square feet of space through November 2009.

Rent expense under all operating leases for the years ended December 31, 2009 and 2008 was $1.3 million and $1.2 million (net of sublease income of $2.5 million and $2.8 million), respectively. Rent expense is net of lease restructuring adjustments related to certain leased facilities (see Note 9).

Letters of Credit

At December 31, 2009, the Company has outstanding SBLCs related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. Each of the SBLCs contains two financial covenants, which were amended as of September 30, 2009. As of December 31, 2009 and 2008, the Company was in compliance with all required covenants. At December 31, 2008, the Company had outstanding SBLCs related to the security of a building lease and payroll processing services totaling $1.1 million.

Effective March 18, 2010, the equipment lease requiring the $0.2 million SBLC was cancelled. The SBLC will be released by the vendor and terminated.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of December 31, 2009 and 2008, the Company was not in default on either agreement with CNB (see Note 10).

Purchase Obligations

The Company had $2.1 million of other non-cancelable contractual obligations and $0.8 million of open purchase orders for which it had not received the related services or goods at December 31, 2009. The majority of the non-cancelable contractual obligations are related to data center operations.

In October 2009, the Company entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term. In January 2010, the Company started the transition to the new facility and expects to complete the transition by the end of the second quarter of 2010. The contractual obligations under the agreement include non-recurring charges of $0.1 million and recurring charges of $0.9 million each year.

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

Customer Indemnification

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Officer and Director Indemnification

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

The following table sets forth the indemnification liability activity, including the Settlement Agreement payment, IAC defense costs and the Company’s defense costs, during the years ended December 31, 2009 and 2008 (in thousands):

Indemnification Liability
Balance at December 31, 2007	$—
Indemnification costs included in general and administrative expense	1,076
Cash payments	(57)

Balance at December 31, 2008	1,019
Indemnification costs included in general and administrative expense	51
Cash payments	(1,070)

Balance at December 31, 2009	$—

The indemnification liability at December 31, 2008, is classified in accrued liabilities on the Company’s Consolidated Balance Sheet (see Note 7).

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. Upon the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2009 and 2008. As of December 31, 2009, the Company has provided approximately $0.1 million of advertising credits to Class Members.

The following table sets forth the legal proceedings liability activity during the years ended December 31, 2009 and 2008 (in thousands):

Legal Proceedings Liability
Balance at December 31, 2007	$1,000
Amounts paid to plaintiff's counsel	(602)
Advertising credits provided to Class Members	(59)

Balance at December 31, 2009 and 2008	$339

The legal proceedings liability at December 31, 2009 and 2008, is classified in accrued liabilities on the Company’s Consolidated Balance Sheet (see Note 7).

13.     Stockholders’ Equity

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 4.8 million and

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.2 million shares of common stock at December 31, 2009 and 2008, respectively. There were 1.6 million shares available to be granted under the Plans at December 31, 2009.

Share-based compensation expense recorded during the years ended December 31, 2009 and 2008 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2009	2008
Sales and marketing	$141	$382
Product development and technical operations	607	713
General and administrative	943	1,743
Loss from discontinued operations	—	44

Total share-based compensation	1,691	2,882
Less amounts capitalized as software development costs	(74)	(104)

Total share-based compensation expense	$1,617	$2,778

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2009 was $1.2 million and is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of equity awards vested during the years ended December 31, 2009 and 2008 was $1.7 million and $2.8 million, respectively.

The Company recorded share-based compensation of $1.7 million and $2.9 million for the years ended December 31, 2009 and 2008, respectively. Of these amounts, $0.1 million was capitalized related to the development of internal-use software for the both the years ended December 31, 2009 and 2008, respectively.

Option Awards

Stock option activity under the Plans during the years ended December 31, 2009 and 2008 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2007	4,341	$4.65
Granted	1,221	3.44
Exercised	(46)	3.08
Expired/forfeited	(1,698)	5.18

Options outstanding at December 31, 2008	3,818	4.05
Granted	328	1.22
Expired/forfeited	(937)	3.55

Options outstanding at December 31, 2009	3,209	$3.90	7.31	$—

Vested and expected to vest at December 31, 2009	3,038	$3.95	7.27	$—

Exercisable at December 31, 2009	2,561	$4.12	7.14	$—

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2010, 672,000 shares were returned to the 2007 Plan when vested options, with a weighted average exercise price per share of $3.65, awarded to the Company’s former Chief Executive Officer, expired unexercised.

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

The following table summarizes information about stock options outstanding at December 31, 2009:

Price Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$1.02 – $ 3.19	838	7.76	$2.31	619	$2.37
3.20 – 3.60	988	7.82	3.29	650	3.32
3.68 – 3.68	450	8.10	3.68	450	3.68
3.70 – 4.33	344	7.19	4.12	282	4.08
4.45 – 20.55	589	5.29	7.25	560	7.38

1.02 – 20.55	3,209	7.31	3.90	2,561	4.12

Stock Awards

During the years ended December 31, 2009 and 2008, the Company issued 58 thousand and 29 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.10 and $2.02 per share, respectively, under the Plans.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for each of the years ended December 31, 2009 and 2008. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the 1999 Plan.

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. As of December 31, 2009, there have been no shares issued under the 2009 Plan.

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

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Year Ended December 31,
	2009	2008
Volatility	63.2 - 77.3%	61.4 - 78.1%
Risk-free interest rate	1.53 - 2.85%	1.44 - 3.26%
Expected term (years)	3.97 - 5.96	4.59 - 5.84
Expected dividend yield	—	—
Weighted average grant date fair value	$0.69	$2.17

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the year ended December 31, 2009. The total cash received as a result of exercises under all share-based compensation arrangement was $0.2 million for the year ended December 31, 2008. The aggregate intrinsic value of options exercised for the year ended December 31, 2008 was $0.1 million. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2009 and 2008 were as follows (in thousands):

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$10,074	$10,074	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	6,399	—	6,399

	18,473	10,074	8,399

Short-term investments:
Corporate bonds	2,890	—	2,890
Certificates of deposit	490	—	490
Commercial paper	1,400	—	1,400

	4,780	—	4,780

Total financial assets measured at fair value	$23,253	$10,074	$13,179

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$17,279	$17,279	$—
Certificates of deposit	500	—	500

	17,779	17,279	500

Short-term investments:
Corporate bonds	5,195	—	5,195
Zero coupon municipal bonds—California	958	—	958
United States government debt securities	2,032	—	2,032
Certificates of deposit	2,000	—	2,000

	10,185	—	10,185

Total financial assets measured at fair value	$27,964	$17,279	$10,685

The Company had an insignificant level 3 investment at December 31, 2009 and did not hold any investments categorized as level 3 at December 31, 2008. Subsequent to December 31, 2009, the warrant expired unexercised.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2009 and 2008, the Company did not adjust prices received from the pricing service.

Trade accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade accounts payable and accrued liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Fair Value of Non-Financial Assets

The Company’s non-financial assets measured at fair value on a non-recurring basis subject to disclosure requirements at December 31, 2009, were as follows (in thousands):

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)	Non-Financial Asset Loss
Intangible Asset:
Amortizable purchased technology	$—	$—	$—	$—	$280

In the year ended December 31, 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

15.    Net Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008
Numerator—Basic and diluted
Loss from continuing operations	$(6,666)	$(13,313)
Income (loss) from discontinued operations	464	(1,521)

Net loss	$(6,202)	$(14,834)

Denominator
Weighted average common shares outstanding
Shares used to compute basic and diluted net income (loss) per share	17,108	17,886

Basic and diluted loss from continuing operations per share:	$(0.39)	$(0.74)
Basic and diluted income (loss) from discontinued operations per share:	$0.03	$(0.09)
Basic and diluted net loss per share:	$(0.36)	$(0.83)

Options to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities which include potential common stock relating to stock options for the years ended December 31, 2009 and 2008 were 4,590 shares and 18,549 shares, respectively.

For the years ended December 31, 2009 and 2008, 3.6 million shares and 3.3 million shares, respectively, of potential common stock related to outstanding stock options have been excluded from the calculation of diluted net loss per share as their respective exercise prices were more than the average market value for the respective periods.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions totaling $0.2 million and $0.1 million for 2009 and 2008, respectively.

17.    Related Party Transactions

Prior to being appointed the Company’s Chief Executive Officer, the Company paid Jean-Yves Dexmier, as one of its Board of Directors members, fees totaling $0.4 million during the year ended December 31, 2009, in connection with Dr. Dexmier’s services to the Company, including his service as Chair of the Strategic Direction committee. In addition, the Company paid Dr. Dexmier $0.2 million during the year ended December 31, 2008, in connection with additional board services under a Board Services Agreement with the Company.

18.    Quarterly Results of Operations (Unaudited and Restated)

Quarterly Results of Operations

The following tables set forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2009. This data has been derived from the unaudited interim condensed consolidated financial statements prepared on the same basis as the audited Consolidated Financial Statements contained in this Annual Report and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments that are considered necessary for a fair statement of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

The table below presents quarterly data for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2009
Revenue	$12,756	$12,543	$13,223	$13,254
Gross profit	4,151	3,889	5,233	5,152
Operating expenses	5,330	5,972	6,671	7,347
Loss from operations	(1,179)	(2,083)	(1,438)	(2,195)
Loss from continuing operations, net of tax	(1,028)	(2,073)	(1,416)	(2,149)
Income from discontinued operations, net of tax	93	132	130	109
Net loss	(935)	(1,941)	(1,286)	(2,040)
Net income (loss) per share—Basic and Diluted
Loss from continuing operations per share	(0.06)	(0.12)	(0.09)	(0.13)
Income from discontinued operations net of tax	0.01	0.01	0.01	0.01
Net loss per share	(0.05)	(0.11)	(0.08)	(0.12)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,132	17,120	17,102	17,976

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008
Revenue	$14,944	$15,423	$17,092	$17,544
Gross profit	5,423	6,184	6,774	7,386
Operating expenses	16,892	8,146	7,054	7,993
Loss from operations	(11,469)	(1,962)	(280)	(607)
Loss from continuing operations, net of tax	(11,376)	(1,716)	(40)	(181)
Loss from discontinued operations, net of tax	(1,073)	(5)	(136)	(307)
Net loss	(12,449)	(1,721)	(176)	(488)
Net loss per share—Basic and Diluted
Loss from continuing operations per share	(0.67)	(0.10)	—	(0.01)
Loss from discontinued operations net of tax	(0.06)	—	(0.01)	(0.01)
Net loss per share	(0.73)	(0.10)	(0.01)	(0.02)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,044	17,038	16,998	20,458

19.    Subsequent Events

Effective March 18, 2010, the Company decided, and Cisco agreed, to cancel the Lease Agreement, and the Company paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated (see Notes 10 and 12).

In March 2010, 672,000 shares of common stock were returned to the 2007 Plan when vested options, with a weighted average exercise price per share of $3.65, awarded to the Company’s former Chief Executive Officer, expired unexercised (see Note 13).

On March 17, 2010, IAC notified the Company that, in accordance with the December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010 (see Note 1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

During 2009, we remedied the two significant deficiencies identified during the 2008 general evaluation of internal control over financial reporting. No significant deficiencies were identified during the course of the 2009 general evaluation of internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Please see the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting as of December 31, 2008, under Item 8 of this Form 10-K, which report is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2010 annual meeting of stockholders (the “2010 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

LOOKSMART, LTD. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$277	$(61)	$89	$127
Allowance for returns	250	32	232	50
Deferred tax valuaton allowance	76,805	2,315	—	79,120

Total	$77,332	$2,286	$321	$79,297

Year ended December 31, 2008
Allowance for doubtful accounts	$429	$219	$371	$277
Allowance for returns	37	1,903	1,690	250
Deferred tax valuaton allowance	73,756	3,049	—	76,805

Total	$74,222	$5,171	$2,061	$77,332

Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 26, 2010:

LOOKSMART, LTD.

By:	/s/ STEPHEN C. MARKOWSKI
Stephen C. Markowski Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Yves Dexmier, Stephen C. Markowski and R. Brian Gibson jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-YVES DEXMIER Jean-Yves Dexmier	Executive Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/S/ STEPHEN C. MARKOWSKI Stephen C. Markowski	Chief Financial Officer (Principal Financial Officer)	March 26, 2010

/S/ R. BRIAN GIBSON R. Brian Gibson	Vice President of Finance (Principal Accounting Officer)	March 26, 2010

/S/ MARK SANDERS Mark Sanders	Director	March 26, 2010

/S/ ANTHONY CASTAGNA Anthony Castagna	Director	March 26, 2010

/S/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	March 26, 2010

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2++	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3++	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-51408) filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-86436) filed with the SEC on April 18, 2002).

10.9++	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-144384) filed with the SEC on July 6, 2007).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

Number	Description of Document

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q (File No. 000-26357) with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

Number	Description of Document

10.51+	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006 (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.52+	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008. (Filed with the Company’s Amended Quarterly Report on Form 10-Q/A on February 9, 2009).

10.53+	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q on May 5, 2009.

10.54	Letter dated May 19, 2009 from IAC Search & Media (“IAC”) to the Registrant notifying the Registrant that IAC does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (Filed with the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2009).

10.55++	July 13, 2009 Amendment to the Registrant’s Chief Financial Officer’s Offer Letter (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

10.56++	Severance Agreement and General Release between the Registrant and its former Senior Vice President, Corporate Development (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009)

10.62++	Amendment to offer letter between Registrant and its Chief Financial Officer dated March 23, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on May 5, 2009).

10.63	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.64++	Amendment to offer letter between the Registrant and its Chief Financial Officer dated July 13, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2008)

10.65*	Master Lease Agreement between the Registrant and City National Bank dated April 6, 2007.

10.66	Covenants Rider to the Master Lease Agreement between the Registrant and City National Bank dated September 30, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.67	Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Registrant and City National Bank dated August 14, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.68	First Amendment to Supplemental Terms and Conditions Letter between the Registrant and City National Bank dated October 16, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.69*(‡)	Master Services Agreement #12223.0.1 between the Registrant and RagingWire Enterprise Solutions, Inc. effective as of October 30, 2009.

10.70++	Severance Agreement and General Release dated October 15, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2009)

Number	Description of Document

10.71++	Separation Agreement between LookSmart, Ltd. and Edward F. West dated December 14, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009)

10.72*	Agreement to Lease Equipment between the Registrant and Cisco Capital Corporation dated as of December 14, 2009

10.73*‡	Sixth Addendum to the May 2005 AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media effective as of December 1, 2009

10.74*++	Employment offer letter between the Registrant and its Vice President of Advertising Network Sales dated January 30, 2009 (together with summary of amendment thereto in connection with a salary decrease in June, 2009)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Please see the signature page of this Report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.