Form 10-K/A
period 2009-12-31
LOOKSMART LTD
filed 2010-04-30
CIK 1077866

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We are amending and restating in its entirety Part III and supplementing Part IV of the Report. This Form 10-K/A does not reflect events occurring after the filing of the Report and, other than the amendment described above, does not modify or update the disclosures in the Report in any way.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Our board of directors consists of five directors, three of whom are standing for election at our 2010 annual meeting of stockholders: Anthony Castagna, Teresa Dial and Mark Sanders. In addition to the directors standing for election, we have one incumbent director with a term expiring in 2011 and another incumbent director with a term expiring in 2012. Our bylaws provide that the board of directors is divided into three classes. There is no difference in the voting rights of the members of each class of directors. Each class of directors serves a term of three years, with the term of one class expiring at the annual meeting of stockholders in each successive year. There are no family relationships among any directors, nominees for director or executive officers of the Company. The names, ages, positions with the Company and current terms of office of our directors as of April 30, 2010 are as follows:

Name	Age	Position	Expiration of Term
Anthony Castagna (1)(2)(3)	62	Director	2010
Teresa Dial (2)(3)	60	Director	2010
Mark Sanders (1)(2)(3)	66	Director	2010
Timothy J. Wright (1)(2)(3)	45	Director	2011
Jean-Yves Dexmier	58	Executive Chairman and Chief Executive Officer	2012

(1)	Member of audit committee
(2)	Member of nominating and governance committee
(3)	Member of compensation committee

Anthony Castagna has served as one of our directors since March 1999. Since 1997, Dr. Castagna has served as a non-executive director of Macquarie Technology Ventures Pty Limited, an Australian venture capital fund and wholly owned subsidiary of Macquarie Bank Limited, Australia’s largest investment bank, and as an independent advisor to the Macquarie Technology Investment Banking Division of Macquarie Bank Limited, an investment banking company. He is also a non-executive director of early-stage private technology-based companies in Australia, Asia and the United States. Dr. Castagna served as a non-executive director of BT LookSmart, the joint venture between LookSmart and British Telecommunications, until December 2002. Dr. Castagna holds a Bachelor of Commerce from the University of Newcastle, Australia, and an M.B.A. and Ph.D. in finance from the University of New South Wales, Australia. The nominating and governance committee recommended Dr. Castagna for reelection based upon his extensive experience in technology focused venture capital in Australia, the United States, China, and Europe, and his 25 years of experience negotiating, structuring and developing international arrangements in information services and data analytics, medical devices and biotechnology, education services, application software, contract manufacturing, wireless technologies, online and ecommerce services, and e-discovery. The nominating and governance committee believes that Dr. Castagna’s deep international financial background and eclectic interests and experience provide a valuable multi-disciplinary and multi-cultural perspective.

Teresa Dial has served as one of our directors since 2003 and was Chair of the board from July 2004 to June 2005. From 2008 to 2009 she was Chief Executive Officer of Consumer Banking, North America, and Global Head of Consumer Strategy for Citigroup, where she is currently serving as a special advisor. From 2005 to 2008 she was Group Executive Director of Lloyds TSB and Chief Executive of Lloyds TSB Retail Bank. Ms. Dial also served as a director for NDC Health Corporation from 2002 to 2005 and as a director for Onyx Software Corporation from 2001 to 2005. From 1973 until her retirement in 2001, Ms. Dial held various management roles at Wells Fargo & Co. including CEO of its subsidiary Wells Fargo Bank. She serves as a director of Citibank N.A., a subsidiary of Citigroup. She serves on the advisory board of the Judge School of Management at Cambridge University and the College of Arts and Sciences at Northwestern University. The nominating and governance committee recommended Ms. Dial for reelection because of her 37 years of financial experience and more than 15 years of internet marketing experience, which enable her to contribute rich financial insight with pertinent market application, to the benefit of the board of directors.

        Mark Sanders was Chair of the board from July 2008 to October 2009. He has served as one of our directors since January 2003 and served as our Lead Director from October 2007 to July 2008. Mr. Sanders served as Chairman of Pinnacle Systems, a supplier of video creation, storage, distribution and streaming solutions, from July 2002 to March 2004. Mr. Sanders also served as a Director of Pinnacle Systems from January 1990 to March 2004 and as its President and Chief Executive Officer from January 1990 to July 2002. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders also serves on the board of directors of Bell Microproducts Inc., a computer storage and semiconductor company. Mr. Sanders holds a B.S. in Electrical Engineering from California Polytechnic University, Pomona and an M.B.A. from Golden Gate University. The nominating and governance committee believes that Mr. Sanders’ extensive experience as a technology executive and demonstrated leadership skills in entrepreneurial environments position him to make effective contributions to the board of directors. Mr. Sanders has more than 30 years of successful senior management experience, most recently as CEO of Pinnacle Systems, and brings extensive boardroom experience, including chairman of several technology organizations, to the board of directors. This experience and his abilities as a consensus-builder are highly valued by the board of directors.

Incumbent Directors Whose Terms Continue After the 2010 Annual Meeting

The following person is an incumbent director whose term expires at the annual meeting of stockholders in 2011:

Timothy J. Wright has served as one of our directors since August 2005. Mr. Wright is currently a General Partner at GrandBanks Capital, an early stage venture capital company based in Newton, Massachusetts. Since November 2007, Mr. Wright has represented GrandBanks Capital on the board of directors of XKOTO, Inc., a provider of data virtualization solutions located in Waltham, Massachusetts. Mr. Wright served as Chief Executive of the EMEA and Asia-Pacific operations of Geac Computer Corporation Limited and as its Chief Technology Officer from May 2004 to March 2006. He also served as Geac’s Senior Vice President, Chief Technology Officer and Chief Information Officer from January 2003 to May 2004. Prior to joining Geac, Mr. Wright served for just over three years as Senior Vice President, Chief Technology Officer and Chief Information Officer at Terra Lycos, a provider of Internet access and content to users worldwide. Prior to working at Terra Lycos, Mr. Wright spent seven years at The Learning Company, a provider of consumer educational and home productivity software, until it was acquired by Mattel, Inc. in 1999. Mr. Wright received a B.S. in Computer Science from City University in London. Mr. Wright’s 25 years of technical experience, including building and running one of the world’s largest collections of web properties for Terra Lycos, enables him to bring deep, relevant technical experience to the board of directors.

The following person is an incumbent director whose term expires at the annual meeting of stockholders in 2012:

Jean-Yves Dexmier has served as our CEO since December 14, 2009, as Executive Chairman since October 28, 2009 and as one of our directors since April 2007. Dr. Dexmier served as Chief Financial Officer for Openwave Systems, Inc. from August 2007 through January 2008. Prior to that, Dr. Dexmier served as Chief Executive and Chair of the Board of Agentis Software from 2001 to 2005. He served as Chief Executive Officer, President and Chief Financial Officer of Informix Software from 1997 to 2000. Dr. Dexmier also served as the Chief Financial Officer of Octel Corporation from 1995 to 1997. From 1994 to 1995 he served as Chief Financial Officer of Air Liquide Americas and from 1991 to 1994 he served as Chief Financial Officer of Thomson Consumer Electronics U.S. Dr. Dexmier received a B.A. in Fundamental Mathematics from Lycee Pasteur, an M.B.A. from Ecole Polytechnique and a Ph.D. in Electronics from Ecole Nationale Superieure de l’Aeronautique et de l’Espace, all located in France. Dr. Dexmier’s prior history as chief executive officer and chief financial officer of several publicly traded technology companies positions him to contribute extensive operational and financial expertise, as well as leadership skills that are important to the board of directors. In particular, his experience guiding Thomson Consumer Electronics, Octel Communications and Informix Software through a successful turn-around is especially valuable in view of the Company’s needs to restore profitability and growth.

Executive Officers

Our executive officers, and their respective ages as of April 30, 2010, are as follows. Each executive officer is appointed by the board of directors until his or her successor is duly appointed or until his or her resignation or removal.

Name	Age	Position
Jean-Yves Dexmier	58	Executive Chairman & CEO
Stephen Markowski	50	Chief Financial Officer
Bert Knorr	61	Vice President, Technology
Eltinge G. Brown	43	Vice President, Advertiser Networks Sales
Scott Hauswirth	40	Vice President, Distribution Network

Jean-Yves Dexmier Biographical information with regard to Dr. Dexmier is provided in this Item 9 above.

Stephen Markowski has served as our Chief Financial Officer since August of 2008 and is responsible for leading the company’s finance, accounting and administrative activities. Prior to joining LookSmart, he spent seventeen years with Symantec Corporation, a global security and availability software and services provider, most recently as Vice President of Finance and Chief Accounting Officer. Prior to that, he served in a variety of positions with Symantec, including Vice President of

Accounting, Tax & Treasury from October 2001 to July 2005 and as Tax Director from August 1990 to June 1998. Prior to joining Symantec, Mr. Markowski spent nine years with KPMG LLP, a public accounting firm, as a senior manager. He holds a Bachelor of Science degree in Commerce, Accounting from Santa Clara University.

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

Scott Hauswirth has served as Vice President, Distribution Network since March 2010. He oversees traffic acquisition, traffic quality, and partner management. Mr. Hauswirth brings over ten years of online business development experience to LookSmart, most recently serving as Vice President, Business Development for travel start-up Zonder. Previously, he was Senior Director, Business Development at Yahoo!. Prior to Yahoo!, Mr. Hauswirth worked for the Australian company SEEK, where he initially ran the New Zealand operations, and then headed their online distribution and marketing for the New Zealand and Australian markets. He earned his J.D. from University of California, Hastings College of the Law, and his B.A. in Political Economy from University of California, Berkeley.

Board Committees and Meetings

In 2009, the board of directors held ten meetings. Each of the directors attended 80% or more of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served). The Company has a policy of encouraging board members’ attendance at annual stockholder meetings. In 2009, five of the board of directors attended the annual stockholder meeting.

In March 1999, the board of directors established two standing committees: the audit committee and the compensation committee. Prior to that time, the functions of these two standing committees were performed by the board of directors. In June 2002, the board of directors established an additional standing committee: the nominating and governance committee. In October 2007, the board of directors established an additional standing committee: the strategic development committee, which was disbanded in October 2009.

Audit Committee. The audit committee functions in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), by overseeing the accounting and financial reporting processes of the Company, as well as audits of the Company’s financial statements. The audit committee operates under a written charter adopted by the board of directors and has the authority to select, and is directly responsible for the selection of, the Company’s independent registered public accounting firm. The audit committee approves the nature and scope of services to be performed by the independent registered public accounting firm, reviews the range of fees for such services, confers with the independent registered public accounting firm, reviews the results of the annual audit and the Company’s annual and quarterly financial statements, reviews with management and the independent registered public accounting firm the Company’s accounting and financial controls, and reviews policies and practices regarding compliance with laws and the avoidance of conflicts of interest. Currently the audit committee consists of directors Castagna, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Castagna was appointed as Chair of the audit committee in October 2009. Mr. Castagna is an “audit committee financial expert” within the meaning of applicable SEC rules. In 2009, the audit committee held seven meetings. The charter of the audit committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Compensation Committee. The compensation committee has the authority to review and approve compensation for the Chief Executive Officer and other key employees, including cash, bonus incentives, executive perquisites, employment contracts, retention bonuses, and all other forms of compensation. The compensation committee is also responsible for administering the Company’s equity incentive plans and has the authority to delegate this responsibility to the Chief Executive Officer. Currently, the compensation committee consists of directors Castagna, Dial, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Wright was appointed as Chair of the compensation committee in March 2010. In 2009, the compensation committee held nine meetings. The charter of the compensation committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Nominating and Governance Committee. The nominating and governance committee develops and implements policies and processes regarding corporate governance matters, assesses board membership needs and makes recommendations regarding potential director candidates to the board of directors. Currently, the nominating and governance committee is composed of directors Castagna, Dial, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Mr. Sanders was appointed Chair of the nominating and governance committee in March 2010. In 2009, the nominating and governance committee held one meeting. The nominating and governance committee will consider nominees recommended by stockholders as described further below in “Nomination of Directors.” The charter of the nominating and governance committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Strategic Direction Committee. The strategic direction committee reviews and advises the Board of Directors regarding the Company’s overall strategy. The strategic direction committee was composed of directors Dexmier and Sanders, both of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. Dr. Dexmier was appointed Chair of the strategic development committee in October 2007. In 2009, the strategic development committee met thirteen times and was disbanded on October 28, 2009.

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

LookSmart stockholders may recommend individuals to the nominating and governance committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to: LookSmart Nominating and Governance Committee, c/o Chief Financial Officer, 55 Second Street, San Francisco, CA 94105. The recommendation must include any relevant information, including the candidate’s name, home and business contact information, detailed biographical data and qualifications, and information regarding any relationships between the candidate and the Company within the last three years. LookSmart stockholders also have the right to nominate director candidates without any action on the part of the nominating and governance committee or the board, by following the advance notice provisions of LookSmart’s bylaws as described below under “Advance Notice Procedures for Stockholder Proposals”. The Nominating & Governance Committee did not receive any director nominations from any stockholders.

Communications to the Board

The board of directors provides a process for LookSmart stockholders to send communications to the board of directors. Any stockholder who desires to contact the board of directors may do so by writing to: LookSmart Board of Directors, 55 Second Street, San Francisco, CA 94105. Communications received by mail will be forwarded to the chair of the board who will, in his discretion, forward such communications to other directors, members of LookSmart management or such other persons as he deems appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act and the rules thereunder of the Securities and Exchange Commission require the Company’s directors, officers and beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the Commission. Securities and Exchange Commission regulations require that the Company be furnished with copies of these reports. Personnel of the Company generally prepare these reports on behalf of the directors and officers on the basis of information obtained from each director and officer. Based solely on a review of these reports and on such information from the directors and officers, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act to be filed during the year ended December 31, 2009 were filed on time.

Item 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for all services rendered in all capacities to the Company and its subsidiaries for the 2009 fiscal year, by the Company’s Chief Executive Officer, former Chief Executive Officer and two other most highly compensated executive officers of the Company in fiscal year 2009 whose salary and bonus for the 2009 fiscal year exceeded $100,000. In addition, Mr. Ewert and Ms. Giamalis were included in the table because they would have been among the two most highly compensated executive officers of the Company, but for the fact that they were not serving as executive officers on the last day of the 2009 fiscal year. The persons listed in the table below are referred to throughout this proxy statement as the “named executive officers.”

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Jean-Yves Dexmier(7)	2009	—	—	—	17,501	—	445,662	463,163
Executive Chairman & CEO
Edward F. West(8)	2009	271,266	—	—	34,365	—	232,123	537,754
Chief Executive Officer and President	2008	302,308	—	22,481	1,404,045	48,360	487	1,777,681
Stephen Markowski(9)	2009	258,958	—	—	20,619	—	33,439	313,016
Chief Financial Officer	2008	101,538	—	1,149	270,030	8,435	10,144	391,296
Stacey Giamalis(10)	2009	152,568	—	—	—	—	256,803	409,371
SVP, General Counsel & Secretary	2008	225,271	—	1,563		46,809	3,374	277,017
Jonathan Ewert(11)	2009	93,250	—	—	—	16,008	171,638	280,896
SVP, Corporate Development	2008	202,265	—	454		109,616	3,337	315,672
Eltinge Brown(12)	2009	126,250	—	16,934	—	85,039	197	228,420
VP, Advertiser Network Sales

(1)	Includes amounts earned but deferred at the election of the executive officer under the Company’s 401(k) Plan established under Section 401(k) of the Internal Revenue Code.
(2)	Includes non-equity guaranteed or discretionary bonuses, hiring bonuses and relocation bonuses. Annual cash incentive payments are reported under “Non-Equity Incentive Plan Compensation.”
(3)	Executive officers could elect to receive part of their non-equity incentive payments in the form of fully vested restricted stock. The Plan provides that if an executive elects to take part of their incentive payment in stock, they will receive additional restricted stock valued at 15% of the election amount. The dollar value of the restricted stock recognized for financial statement reporting purposes under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC 718”) is reflected in the “Stock Awards” column.
(4)	Reference is made to Note 13 “Stockholders Equity” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, which identifies assumptions made in the valuation of option awards in accordance with ASC 718.
(5)	Consists of bonuses or commissions earned in 2008 and 2009.

(6)	Amounts include employer contributions credited under the Company’s 401(k) Plan which is open to all Company employees. Under the 401(k) Plan, the Company makes matching contributions based on each participant’s voluntary salary deferrals, subject to plan and Internal Revenue Code limits. The maximum employer matching contribution in any given year is $3,000. Under the 401(k) Plan, matching contributions are 50% vested after the first year of employment and 100% vested after the second year of employment. Amounts also include the value of life insurance premiums paid by the Company on behalf of the employee, the value of any tax reimbursement, and any post termination payments such as severance payments.
(7)	In January 2009, the compensation committee of our board of directors determined, in light of Dr. Dexmier’s role in developing strategic growth initiatives, to compensate the Chair of the board’s strategic direction committee at the rate of $45,000 per quarter. In May 2009, our compensation committee determined to increase such compensation to $135,000 per quarter. This cash compensation, along with the regular board and committee fees, was reduced by 20% effective June 1, 2009. Dr. Dexmier was named Executive Chairman on October 28, 2009 at the same time the strategic direction committee was disbanded, and was named CEO on December 14, 2009. The compensation committee determined that the quarterly compensation of $135,000 (less the 20% reduction) would remain unchanged as a result of these last two role changes. Dr. Dexmier was entitled to receive $445,663 in fees for his membership on and service as Chair of the board, his membership on and service as Chair of the audit committee, and his membership on and service as Chair of the strategic committee and other services as outlined above. Dr. Dexmier elected to receive all of his compensation in cash. Dr. Dexmier did not receive any stock options in 2008. In 2009 he received 18,000 options representing the annual grants for both 2008 and 2009 as well as 4,500 options for his role as Chair of the strategic committee. The aggregate grant date fair value of the 2009 options computed in accordance with ASC 718 was $17,501.
(8)	$225,000 of severance was accrued in conjunction with Mr. West’s departure on December 14, 2009 and is reflected in “All Other Compensation”. Mr. West was entitled to a cash incentive payment of $81,600 pursuant to the Company’s 2008 Executive Team Incentive Plan (ETIP). Mr. West elected to receive $48,360 of his incentive payment in cash and $33,240 in 11,159 shares of fully vested restricted stock valued at $22,481. Mr. West was entitled to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. The options were granted on February 4, 2008. He was also granted 150,000 options on March 7, 2008 and 50,000 options on May 22, 2009. The aggregate grant date fair value of the 2008 and 2009 options computed in accordance with ASC 718 was $1,404,045 and $34,365, respectively. All of Mr. West’s options expired unexercised in March 2010.
(9)	Mr. Markowski was entitled to receive a cash incentive payment of $9,435 pursuant to the Company’s 2008 ETIP. He elected to receive $1,000 of his incentive payment in 1,138 shares of restricted stock valued at $1,149. He also received 150,000 options upon becoming CFO which were granted on September 4, 2008. He was also granted 30,000 options on May 22, 2009. The aggregate grant date fair value of the 2008 and 2009 options computed in accordance with ASC 718 was $270,030 and $20,619, respectively. Upon joining the Company Mr. Markowski received a $2,500 per month housing allowance for six months which is reflected in the column entitled “All Other Compensation.” The housing allowance was extended through January 31, 2010.
(10)	Ms. Giamalis was paid $235,872 of severance in conjunction with her departure from the company on September 15, 2009 and is reflected in “All Other Compensation”. Ms. Giamalis was entitled to receive a cash incentive payment in the amount of $48,509 pursuant to the 2008 ETIP. She elected to receive $1,700 of her incentive in 1,231 shares of fully vested restricted stock valued at $1,563.
(11)	Mr. Ewert was paid $163,350 of severance in conjunction with his departure from the company on June 3, 2009 and is reflected in “All Other Compensation”. Mr. Ewert was entitled to receive a cash incentive payment of $110,341 pursuant to the 2008 ETIP. Mr. Ewert elected to receive $725 of his incentive payment in 102 shares of fully vested restricted stock valued at $454.
(12)	Mr. Brown received 32,000 options upon joining the Company which were granted on March 4, 2009. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $16,934.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name		Exercisable	Unexercisable
Dr. Dexmier(1)		—	—	—
Edward F. West(2)	2/4/2008	450,000	—	3.68	3/13/2010
	3/7/2008	150,000	—	3.57	3/13/2010
	5/22/2009	7,291	—	1.28	5/22/2019
Stephen Markowski(3)	9/4/2008	50,000	100,000	2.96	9/4/2018
	5/22/2009	4,375	25,625	1.28	5/22/2019
Stacey Giamalis		—	—	—
Jonathan Ewert		—	—	—
Eltinge Brown(4)	3/4/2009	—	32,000	1.02	3/4/2016

(1)	Dr. Dexmier received no option grants upon being named Chief Executive Officer on December 14, 2009 or subsequent to that date.
(2)	The above table reflects only those options granted to Mr. West while he was the Company’s Chief Executive Officer. Mr. West was entitled to receive 450,000 options upon becoming interim Chief Executive Officer and President in August 2007. Due to an administrative error, no such grant was submitted to the Compensation Committee for approval in 2007. The options were eventually granted in February 2008. The options vest monthly in equal installments during the first twenty-four months from the grant date, assuming no change in employment with the Company. Because of this error, which resulted in Mr. West’s February 2008 option grant having a higher exercise price than if it had been granted in 2007, in March 2008 the Compensation Committee approved an additional nonqualified stock option grant of 150,000 shares to Mr. West. The options vest over two years, with the first 29.1 percent vesting on the grant date, and the remainder vesting on a monthly basis in equal increments for twenty-four months, assuming no change in employment with the Company. Mr. West also received a nonqualified stock option grant of 50,000 shares on May 22, 2009 that vest monthly over a 48-month period. Mr. West’s options expired unexercised on March 14, 2010, 90 days after his separation from the company.
(3)	Mr. Markowski received an option to purchase 150,000 shares upon becoming the Company’s Chief Financial Officer. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company. Mr. Markowski also received a nonqualified stock option grant of 30,000 shares on May 22, 2009 that vest monthly over a 48-month period.
(4)	Mr. Brown received an option to purchase 32,000 shares upon joining the Company. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company.

Post-Termination Compensation and Benefits. Other than as set forth below, the Company has no written employment agreements governing the length of service of its executive officers, or any severance or change of control agreements with its executive officers and each of its executive officers serves on an “at-will” basis.

The Company has severance agreements with each of its named executive officers providing that, in the event the Company experiences a “Change of Control” and within 12 months thereafter the executive officer’s employment is terminated without “Cause” or he or she resigns for “Good Reason,” or if the executive officer’s employment by the Company is terminated without “Cause” or he or she resigns for “Good Reason,” then the executive officer would receive a cash payment representing 6, 9 or 12 months’ worth of his or her target cash compensation, depending upon his or her position with the Company, and the Company would pay on his or her behalf, health insurance premiums under COBRA for the same number of months after such a termination or resignation. These agreements are provided by the Company in order to attract and retain such named executive officers.

The following benefits would be received in the event of such a termination or resignation of any of the Company’s named executive officers: (i) Mr. Markowski would receive a cash payment equal to 9 months’ worth of his then-current base salary and three-quarters of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of 9 months after such a termination or resignation; and (ii) Mr. Brown would receive a cash payment equal to 6 months’ worth of his then-current base salary and one-half of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of 6 months after such a termination or resignation. If an executive officer, including a named executive officer, is terminated for “Cause” at any time, or resigns without “Good Reason” at any time, that executive officer will not be entitled to any benefits under the change of control/severance policy.

Accordingly, had the following named executive officers in service at the end of 2009 been terminated without “Cause” or resigned for “Good Reason” as of December 31, 2009, the following payments would have been received by such named executive officer according to the payment schedule set forth in his or her severance agreement:

Name	Salary Continuation ($)	Bonus ($)	COBRA Payments (# of months)
Eltinge Brown	$75,000	$62,500	6
Stephen Markowski	$206,250	$103,125	9

In addition, pursuant to these severance agreements, the stock options held by such named executive officers are subject to accelerated vesting in the event of termination without “Cause” or resignation for “Good Reason” within twelve months following a Change in Control of the Company. In such event, all remaining unvested stock options will vest and become immediately exercisable.

Accordingly, had the following named executive officers in service at the end of 2009 been terminated without “Cause” or resigned for “Good Reason” as of December 31, 2009 and such termination or resignation had been within twelve months after a “Change of Control”, in addition to the amounts above such executive officer would have received the following:

Name	Accelerated Option Vesting (shs)
Eltinge Brown Stephen Markowski	32,000 125,625

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

Mr. Ewert separated from the Company in June 2009. Pursuant to his severance arrangement, Mr. Ewert received 6 months’ worth of his salary, half of his annual bonus at target, and 6 months of COBRA payments. Ms. Giamalis separated from the Company in September 2009. Pursuant to her severance arrangement, Ms. Giamalis received 9 months’ worth of her salary, three-quarters of her annual bonus at target, and 9 months of COBRA payments. Mr. West separated from the Company in December 2009. Pursuant to his separation agreement, Mr. West received a lump sum payment of $225,000.

Compensation of Directors

Members of the board of directors receive the following compensation: (i) new non-employee directors are granted an option to purchase 17,000 shares of common stock upon joining the board of directors, which option vests monthly over 36 months, (ii) each year, non-employee directors are granted an option to purchase 9,000 shares of common stock, based upon the continued service of the director during the prior year, which vests immediately, (iii) $2,500 per quarter for members of the audit committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (iv) $1,500 per quarter for members of the compensation committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (v) $500 per quarter for members of the nominating and governance committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (vi) $4,000 per quarter for members of the strategic development committee if the member attends at least 80% of the meetings held by the committee during the quarter, (vii) $7,500 per quarter for members of the board of directors if the member attends at least 80% of the regularly scheduled meetings held by the board of directors during the quarter, (viii) $3,750 per quarter for the Chair of the audit committee, (ix) $2,250 per quarter for the Chair of the compensation committee, (x) $1,250 per quarter for the Chair of the nominating and governance committee, (xi) $7,500 per quarter for the Chair of the board and (xii) $3,750 per quarter for the Lead Independent Director. For the first two quarters of 2008, Directors had the option to elect to take part or all of their cash compensation in the form of fully vested non-qualified stock options. If a director makes such an election, the number of stock options granted will be three times the amount of cash compensation divided by the closing price of LookSmart stock on the date of grant. The options have an exercise price equal to the closing price of LookSmart stock on the date of grant. For all unvested options held by directors, vesting accelerates 100% in the event of involuntary termination of the director’s membership on the board of directors within 12 months after a change of control of the Company. Beginning in the fourth quarter of 2008, Directors were also given the option elect to convert any or all of their cash fees into fully vested stock, with the conversion methodology being based on the fair market value of company stock on the date of grant, plus an additional 15% of that amount as “uplift”. The 15% uplift is provided in consideration of each director’s commitment to hold the stock for at least one year. For any quarter or year in which a director has not served as a board or committee member for the entire period, the compensation described above (except for the initial grant) is prorated for the period of time served. One director, Dr. Dexmier, received additional compensation for additional services as discussed in Note 7 of the Summary Compensation Table. Directors received no other compensation for their service as directors in 2009, other than reimbursement of reasonable out-of-pocket expenses for attendance at board meetings. Also, in May 2009, each of our outside board members who receive their board fees in cash determined to accept a 20% reduction in such fees effective June 1, 2009. During 2009, Edward F. West served as Chief Executive Officer and as a Board member and was not paid as a director. His compensation is disclosed above in the Summary Compensation Table. Dr. Jean-Yves Dexmier is a named executive officer and his compensation for service as a director is fully reflected above in the Summary Compensation Table.

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other Compensation ($)	Total ($)
Anthony Castagna(4)	31,886	—	26,087	—	57,973
Teresa A. Dial(5)	—	—	53,184	—	53,184
Mark Sanders(6)	75,296	—	14,417	—	89,713
Timothy Wright(7)	—	52,897	14,417	—	67,314

(1)	In 2009, directors could elect to receive all or part of their cash fees in either fully vested stock options or fully vested stock. Directors who elected to take fully vested stock in lieu of cash were entitled to a 15% increase in the value of the stock received provided that the director agreed to hold the stock for a one year period. This column reflects only the amount a director received in cash. The value of stock or stock options received in lieu of cash are reflected in the Stock Award and Option Award columns, respectively.
(2)	These amounts reflect the dollar value of the fully vested stock recognized for financial statement reporting purposes in accordance with ASC 718.
(3)	These amounts reflect expense recognized by the Company in 2009 for a portion of the current and prior year option awards to each director, which include annual grants of 9,000 options for each director that must be taken as options. Reference is made to Note 13 “Stockholders’ Equity” to the financial statements in our Form 10-K for the year ended December 31, 2009 which identifies assumptions made in the valuation of option awards in accordance with ASC 718. All options granted to directors vest immediately and expire after ten years. No estimated forfeiture rate has been applied in valuing the option grants.

(4)	Mr. Castagna was entitled to receive $43,636 in fees for his membership on the board, his membership on the audit committee, and membership on and service as chair of the nominating & governance committee. Mr. Castagna elected to receive $31,886 in cash and the remainder in the form of fully-vested non-qualified stock options as follows: On March 31, 2009, Mr. Castagna received 17,029 options, and all such options were outstanding as of December 31, 2009. Mr. Castagna also received 18,000 options during 2009 representing the annual grants for both 2008 and 2009. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $26,087.
(5)	Ms. Dial was entitled to receive $38,000 in fees for her membership on the board and her memberships on the compensation committee and nominating and governance committee. Ms. Dial elected to receive all of her director compensation in the form of fully-vested non-qualified stock options as follows: On March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, Ms. Dial received 13,768, 11,446, 15,323 and 17,925 options, respectively, and all such options were outstanding as of December 31, 2009. Ms. Dial also received 18,000 options during 2009 representing the annual grants for both 2008 and 2009.The aggregate grant date fair value of these options computed in accordance with ASC 718 was $53,184.
(6)	Mr. Sanders was entitled to receive $75,296 in fees for his membership on and service as Chair of the board, his membership on and service as Chair of the compensation committee, and his membership on the strategic direction committee. Mr. Sanders elected to receive all of his director compensation in cash. Mr. Sanders also received 18,000 options during 2009 representing the annual grants for both 2008 and 2009.The aggregate grant date fair value of these options computed in accordance with ASC 718 was $14,417.
(7)	Mr. Wright was entitled to receive $46,000 in fees for his membership on the board, his membership on the compensation committee, and his membership on the audit committee. Mr. Wright elected to receive all of his director compensation in the form of fully-vested stock as follows: On March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, Mr. Wright received 12,965, 9,943, 11,400 and 12,965 shares, respectively. Mr. Wright also received 18,000 options during 2009 representing the annual grants for both 2008 and 2009. The aggregate grant date fair value of these options and stock computed in accordance with ASC 718 was $67,314.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the Company’s knowledge, the following table sets forth the number of shares of LookSmart common stock beneficially owned as of April 15, 2010, by

•	each beneficial owner of 5% or more of the Company’s outstanding common stock,

•	each of LookSmart’s directors and nominees for director,

•	each of the named executive officers, and

•	all of LookSmart’s directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock issued. Shares beneficially owned include securities issuable upon exercise of warrants or stock options exercisable within 60 days of April 15, 2010. Percentage ownership is based on 17,157,442 shares of common stock outstanding as of April 15, 2010 and is computed in accordance with SEC requirements. Unless otherwise indicated below, the address of the persons listed is c/o LookSmart, Ltd., 55 Second Street, San Francisco, CA 94105.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent Beneficially Owned
Five Percent Shareholders
Mercury Fund VII, Ltd., Mercury Fund VIII, Ltd., Mercury Ventures II, Ltd., Mercury Management, L.L.C., and Kevin C. Howe(2) 501 Park Lake Drive McKinney, TX 75070	1,693,119	9.87%
Kennedy Capital Management, Inc.(3) 10829 Olive Blvd. St. Louis. MO 63141	1,302,569	7.59%
Dimensional Fund Advisors LP(4) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,088,444	6.34%
Renaissance Technologies LLC and James H. Simons(5) 800 Third Avenue New York, NY 10022	1,065,800	6.21%
S Squared Technology, LLC, S Squared Technology Partners, L.P., Seymour L. Goldblatt and Kenneth A. Goldblatt(6) 515 Madison Avenue New York, NY 10022	872,240	5.08%
Named Executive Officers and Directors
Eltinge Brown	10,000	*
Anthony Castagna	252,785	1.45%
Jean-Yves Dexmier	41,750	*
Teresa Dial	358,560	2.06%
Stephen Markowski	74,888	*
Mark Sanders	150,013	*
Timothy J. Wright(7)	213,478	1.23%
All directors and executive officers as a group (8 persons)(8)	1,277,876	7.36%

(1)	Includes shares that may be acquired by the exercise of stock options granted under the Company’s stock option plans within 60 days after April 15, 2010. The number of shares subject to stock options exercisable within 60 days after April 15, 2010, for each of the named executive officers and directors is shown below:

Eltinge Brown	10,000
Anthony Castagna	252,785
Jean-Yves Dexmier	41,750
Teresa Dial	289,560
Stephen Markowski	73,750
Mark Sanders	133,863
Timothy J. Wright	140,202

(2)	This information is based solely on information as of December 31, 2009, as set forth in Schedule 13G/A, filed on February 9, 2010 by the following related parties. Mercury Fund VII, Ltd. has sole voting and dispositive power with respect to 395,119 shares, Mercury Fund VIII, Ltd. has sole voting and dispositive power with respect to 1,298,000 shares, Mercury Ventures II, Ltd. has sole voting and dispositive power with respect to 1,693,119 shares, Mercury Management, L.L.C. has sole voting and dispositive power with respect to 1,693,119 shares and Kevin C. Howe has sole voting and dispositive power with respect to 1,693,119 shares. Mr. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, the General Partner of Mercury Ventures II. Mercury Ventures II is the General Partner of Mercury VII and Mercury VIII.
(3)	This information is based solely on information as of December 31, 2009, as set forth in Schedule 13G/A, filed on February 12, 2010 by Kennedy Capital Management, Inc. The reporting person has sole voting power with respect to 1,137,583 shares and sole dispositive power with respect to all the shares.
(4)	This information is based solely on information as of December 31, 2009, as set forth in Schedule 13G, filed on February 8, 2010 by Dimensional Fund Advisors LP. The reporting person has sole voting power with respect to 1,066,234 shares and sole dispositive power with respect to all the shares.
(5)	This information is based solely on information as of December 31, 2009, as set forth in Schedule 13G/A, filed on February 12, 2010 by Renaissance Technologies LLC and James H. Simons with the Securities and Exchange Commission. Each reporting person has sole voting power and sole dispositive power with respect to all the shares.
(6)	This information is based solely on information as of December 31, 2009, as set forth in a Schedule 13G/A dated February 10, 2010, filed with the Securities and Exchange Commission. S Squared Technology, LLC has sole voting and dispositive power with respect to 713,140 shares and S Squared Technology Partners, L.P. has sole voting and dispositive power with respect to 159,100 shares. Each of Seymour L. Goldblatt and Kenneth A. Goldblatt has sole voting and dispositive power with respect to 872,240 shares and disclaim any beneficial ownership interest of any of these shares held by any funds for which S Squared Technology, LLC or S Squared Technology Partners, L.P. acts as an investment adviser, except for that portion of such shares that relates to his economic interest in such shares, if any.
(7)	Of the total shares beneficially owned by Mr. Wright, 4,000 shares are held indirectly by his trust.
(8)	Please see footnote (1). Also includes a total of 175,291 shares issuable upon the exercise of options exercisable within 60 days of April 15, 2010 for Bert Knorr. Also includes 1,111 shares owned by Mr. Knorr.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of December 31, 2009 under which common stock of the Company is authorized for issuance.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under our equity compensation plans (excluding shares reflected in column 1) (1)
Equity Plans Approved by Stockholders	3,207,802	$3.90	2,050,155
Equity Plans not Approved by Stockholders(2)	1,586	$3.01	—

Total	3,209,388	$3.90	2,050,155

(1)	This number includes shares available for future issuance under the Company’s Amended and Restated 1998 Stock Plan, under which the Company does not intend to make further grants.
(2)	This number reflects shares reserved for issuance upon exercise of stock options assumed in connection with our acquisition of Zeal Media, Inc., for which the weighted average exercise price is $3.01 per share. There are no outstanding options under the WiseNut, Inc. 1999 Stock Incentive Plan. The Company does not intend to grant any further options under these plans.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

Four of the five members of LookSmart’s board of directors are “independent” (Anthony Castagna, Teresa Dial, Mark Sanders and Timothy J. Wright), as defined in applicable listing standards of the National Association of Securities Dealers.

Item 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Moss Adams LLP (“Moss Adams”) for fiscal 2008 and 2009.

Category	2009	2008
Audit Fees	$487,179	$552,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	14,750	—

Total	$501,929	$552,000

Audit Fees represent fees for professional services provided in connection with the audit of our financial statements and the review of our quarterly financial statements. All Other Fees consist of fees for consents related to registration statements on Form S-8 and financial due diligence services related to potential strategic transactions. Our audit committee considered whether the provision of non-audit services was compatible with maintaining the independence of external public accounting firm and has concluded that it was.

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

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on April 30, 2010:

LOOKSMART, LTD.

By:	/s/ Stephen C. Markowski
Stephen C. Markowski,
Chief Financial Officer

Signature	Title	Date

/s/ Jean-Yves Dexmier Jean-Yves Dexmier	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/s/ Stephen C. Markowski Stephen C. Markowski	Chief Financial Officer (Principal Financial Officer)	April 30, 2010

/s/ R. Brian Gibson R. Brian Gibson	Vice President of Finance (Principal Accounting Officer)	April 30, 2010

* Mark Sanders	Director	April 30, 2010

Teresa Dial	Director

* Anthony Castagna	Director	April 30, 2010

* Timothy J. Wright	Director	April 30, 2010

*By:	/s/ Stephen C. Markowski
Stephen C. Markowski, Attorney-in-fact

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002