Form 10-Q
period 2010-03-31
LOOKSMART LTD
filed 2010-05-07
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number: 000-26357

LOOKSMART, LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Second Street

San Francisco, California 94105

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

As of April 30, 2010, there were 17,157,442 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,192	$22,933
Short-term investments	4,473	4,780

Total cash, cash equivalents and short-term investments	24,665	27,713
Trade accounts receivable, net	5,111	3,990
Prepaid expenses and other current assets	980	847

Total current assets	30,756	32,550
Property and equipment, net	4,286	3,717
Capitalized software and other assets, net	2,112	2,080

Total assets	$37,154	$38,347

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,345	$2,918
Accrued liabilities	4,130	5,477
Deferred revenue and customer deposits	1,062	1,113
Current portion of long-term obligations	1,343	1,272

Total current liabilities	9,880	10,780
Capital lease and other obligations, net of current portion	1,689	1,646

Total liabilities	11,569	12,426

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at March 31, 2010 and December 31, 2009; Issued and Outstanding: none at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; Authorized: 200,000 shares at March 31, 2010 and December 31, 2009; Issued and Outstanding: 17,157 shares and 17,145 shares at March 31, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	261,164	260,981
Accumulated other comprehensive gain	1	3
Accumulated deficit	(235,597)	(235,080)

Total stockholders’ equity	25,585	25,921

Total liabilities and stockholders’ equity	$37,154	$38,347

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months ended March 31,
	2010	2009
Revenue	$13,286	$13,254
Cost of revenue	9,036	8,102

Gross profit	4,250	5,152

Operating expenses:
Sales and marketing	1,154	1,365
Product development and technical operations	2,444	2,613
General and administrative	1,239	3,369

Total operating expenses	4,837	7,347

Loss from operations	(587)	(2,195)
Non-operating income (expense), net	(17)	54

Loss from continuing operations before income taxes	(604)	(2,141)
Income tax expense	6	8

Loss from continuing operations	(610)	(2,149)
Income from discontinued operations, net of tax	93	109

Net loss	$(517)	$(2,040)

Net loss per share - Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.13)
Income from discontinued operations, net of tax	0.01	0.01

Net loss per share	$(0.03)	$(0.12)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,145	17,076

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(517)	$(2,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	716
Share-based compensation	169	517
Gain from sale of assets and other non-cash charges	(97)	(146)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,114)	1,801
Prepaid expenses and other current assets	(259)	304
Trade accounts payable	427	(1,014)
Accrued liabilities	(561)	(1,558)
Deferred revenue and customer deposits	(51)	106
Other long-term obligations	83	(297)

Net cash used in operating activities	(1,262)	(1,611)

Cash flows from investing activities:
Purchase of short-term investments	(3,498)	(1,019)
Proceeds from sale of short-term investments	3,794	6,200
Proceeds from sale of equipment	17	—
Payments for property and equipment and capitalized software development	(1,546)	(359)
Proceeds from contingent purchase consideration of certain consumer assets	86	131

Net cash provided by (used in) investing activities	(1,147)	4,953

Cash flows from financing activities:
Principal payments of notes	—	(17)
Principal payments of capital lease obligations	(332)	(221)

Net cash used in financing activities	(332)	(238)

Increase (decrease) in cash and cash equivalents	(2,741)	3,104
Cash and cash equivalents, beginning of period	22,933	22,393

Cash and cash equivalents, end of period	$20,192	$25,497

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$363	$716
Property and equipment received and liability accrued	$74	$145

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

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. The Company operates in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of its search advertising customers. The Company’s largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies, some of whom want conversions or sales from the clicks, while others want unique page views. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At March 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2010 and the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended March 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is insignificant at March 31, 2010 and December 31, 2009.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.1 million at March 31, 2010 and December 31, 2009. Bad debt expense (benefit) included in sales and marketing expense is insignificant and ($0.1) million for the three months ended March 31, 2010 and 2009, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2010 and December 31, 2009, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at March 31, 2010 and December 31, 2009. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	March 31, 2010	December 31, 2009
Company 1	12%	16%
Company 2	15%	*	*
**Less than 10%

Revenue Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2010	2009
United States	64%	86%
Canada	14%	10%
United Kingdom	10%	* *
**Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2010	2009
Advertising Networks	94%	91%
Publisher Solutions	6%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended March 31,
	2010		2009
Company 1	*	*	20%
Company 2	13%		*	*
Company 3	*	*	10%
Company 4	11%		*	*
**Less than 10%

For the three months ended March 31, 2010, IAC Search and Media (“IAC” or “Company 1”) accounted for 9% of net revenue, and 74% of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, the Company and IAC further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010 and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified the Company that, in accordance with the December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for 10% or more of the total traffic acquisition costs (“TAC”):

	Three Months Ended March 31,
	2010		2009
Distribution Partner 1	*	*	13%
Distribution Partner 2	11%		13%
Distribution Partner 3	*	*	12%
Distribution Partner 4	11%		* *
Distribution Partner 5	*	*	10%
**Less than 10%

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and capitalized software, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generate cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit is the lowest level of operation at which independent cash flows can be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

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

The Company records TAC expenses as cost of revenue under two methods; agreements with fixed payments are expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three months ended March 31, 2010 and 2009, were $0.2 million and $0.5 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Comprehensive Gain

Other comprehensive gain as of March 31, 2010 and December 31, 2009, consists of unrealized gains on marketable securities categorized as available-for-sale.

Net Income (Loss) per Common Share

Basic net income (loss) and diluted net loss per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions

As of March 31, 2010 and December 31, 2009, all of the Company’s accounts receivable, intangible assets and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report that are of material significance, or have potential material significance, to the Company.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. However, in February 2010, the FASB amended the guidance to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of the updated guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance (see Note 12), however, adoption of the updated guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

2. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued operations. The Company completed the dissolution of these entities in 2009. During the three months ended March 31, 2009, the loss related to the liquidation of the Company’s foreign legal entities was not significant. As of March 31, 2010 and December 31, 2009, there were no net assets related to the discontinued foreign legal entities.

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

As of March 31, 2010 and December 31, 2009, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$—	$8

Gross profit	$—	$8
Product development and technical operations expense	—	36

Total operating expenses	—	36
Gain on disposal	93	137

Net income from discontinued operations	$93	$109

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles, were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The Company determined the warrant received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value. The warrant expired unexercised in February 2010.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million for both the three months ended March 31, 2010 and 2009. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

3. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010				December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,375	$—	$—	$6,375	$4,460	$—	$—	$4,460

Cash equivalents
Money market mutual funds	73	—	—	73	10,074	—	—	10,074
Certificates of deposit	1,245	—	—	1,245	2,000	—	—	2,000
Commercial paper	12,499	—	—	12,499	6,399	—	—	6,399

Total cash equivalents	13,817	—	—	13,817	18,473	—	—	18,473

Total cash and cash equivalents	20,192	—	—	20,192	22,933	—	—	22,933

Short-term investments:
Corporate bonds	728	1	—	729	2,887	3	—	2,890
Certificates of deposit	1,745	—	—	1,745	490	—	—	490
Commercial paper	1,999	—	—	1,999	1,400	—	—	1,400

Total short-term investments	4,472	1	—	4,473	4,777	3	—	4,780

Total cash, cash equivalents and short-term investments	$24,664	$1	$—	$24,665	$27,710	$3	$—	$27,713

Realized gains and realized losses were not significant for either of the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, there were no unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at March 31, 2010 and December 31, 2009 were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2010 and 2009, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Other prepaid expenses	$678	$538
Income taxes receivable	172	172
Other current assets	130	137

Total	$980	$847

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$11,769	$(7,797)	$3,972	$10,920	$(7,516)	$3,404
Furniture and fixtures	74	(56)	18	74	(55)	19
Software	1,260	(1,249)	11	1,260	(1,247)	13
Leasehold improvements	308	(23)	285	288	(7)	281

Total	$13,411	$(9,125)	$4,286	$12,542	$(8,825)	$3,717

Depreciation expense on property and equipment for the three months ended March 31, 2010 and 2009, including property and equipment under capital lease, was approximately $0.4 million and $0.5 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $4.8 million and $4.4 million as of March 31, 2010 and December 31, 2009, respectively. Depreciation expense on equipment under capital lease was $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.1 million and $1.8 million as of March 31, 2010 and December 31, 2009, respectively.

6. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$5,688	$(3,733)	$1,955	$5,499	$(3,449)	$2,050
Amortizable purchased technology	78	(78)	—	78	(78)	—
Other assets	157	—	157	30	—	30

	$5,923	$(3,811)	$2,112	$5,607	$(3,527)	$2,080

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $0.3 million for both the three months ended March 31, 2010 and 2009.

Amortizable purchased technology had an estimated useful life of three years. Amortization expense related to purchased technology was not significant for the three months ended March 31, 2009 and has been classified as discontinued operations.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Accrued distribution and partner costs	$2,499	$2,957
Accrued compensation and related expenses	757	839
Accrued legal costs and other professional service fees	393	376
Accrued legal proceedings liability	339	339
Accrued equipment purchases	74	806
Other	68	160

Total accrued liabilities	$4,130	$5,477

See Note 10, Commitments and Contingencies, for complete discussion of the accrued legal proceedings liability.

8. Lease Restructuring

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities that expired in November 2009, incurring lease restructuring costs related to closing these facilities and entering into various subleases. During the three months ended March 31, 2009, the Company amortized $0.3 million of accrued lease restructuring costs to operating expenses. The Company had no lease restructuring costs accrued at March 31, 2010 and December 31, 2009.

9. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Capital lease obligations	2,869	2,838
Deferred rent	163	80

Total long-term obligations	3,032	2,918
Less: current portion	(1,343)	(1,272)

Long-term obligations, net of current portion	$1,689	$1,646

Capital Lease Obligations

City National Bank

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. On April 30, 2009, the lease line was extended through April 30, 2010. As of March 31, 2010, the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. As of March 31, 2010, there remained $0.1 million under the master lease agreement which was not utilized before it expired on April 30, 2010. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of March 31, 2010.

The agreements with CNB, consisting of the outstanding standby letters of credit (each an “SBLC”) and the master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of March 31, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 10).

Cisco Systems Capital Corporation

In December 2009, the Company entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby the Company was to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, the Company provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Condensed Consolidated Financial Statements. In March 2010, prior to the commencement of the lease, the Company and Cisco agreed to cancel the Lease Agreement, and the Company paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated.

10. Commitments and Contingencies

As of March 31, 2010, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Nine months ending December 31, 2010	$1,126	$405	$1,531
Years ending December 31,
2011	1,186	496	1,682
2012	617	517	1,134
2013	145	536	681
2014	—	557	557

Total minimum payments	3,074	$2,511	$5,585

Less: amount representing interest	(205)

Present value of net minimum payments	2,869
Less: current portion	(1,343)

Long-term portion of capital lease obligations	$1,526

Operating Lease

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

Letters of Credit

At March 31, 2010 and December 31, 2010, the Company has outstanding SBLCs related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. Each of the SBLCs contains two financial covenants, which were amended as of September 30, 2009. In March 2010, the equipment lease requiring the $0.2 million SBLC was cancelled. The SBLC will be released by the vendor and terminated.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of March 31, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 9).

Purchase Obligations

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21,

2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds remain as an accrued liability at March 31, 2010 and December 31, 2009. As of March 31, 2010, the Company has provided approximately $0.1 million of advertising credits to Class Members.

As of March 31, 2010 and December 31, 2009, the legal proceedings liability of $0.4 million is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of seven or ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 4.7 million and 4.8 million shares of common stock at March 31, 2010 and December 31, 2009, respectively. There were 2.2 million shares available to be granted under the Plans at March 31, 2010.

Share-based compensation expense recorded during the three months ended March 31, 2010 and 2009 was included in the Company’s Unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Sales and marketing	$20	$57
Product development and technical operations	106	134
General and administrative	43	326

Total share-based compensation expense	169	517
Amounts capitalized as software development costs	14	24

Total share-based compensation	$183	$541

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31, 2010 was $0.9 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during the three months ended March 31, 2010 and 2009 was $0.2 million and $0.5 million, respectively.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	4.05
Granted	328	1.22
Expired/forfeited	(937)	3.55

Options outstanding at December 31, 2009	3,209	4.05
Granted	7	0.96
Expired/forfeited	(756)	3.88

Options outstanding at March 31, 2010	2,460	$3.90	6.91	$—

Vested and expected to vest at March 31, 2010	2,309	$3.97	6.85	$—

Exercisable at March 31, 2010	1,977	$4.14	6.69	$—

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

The following table summarizes information about stock options outstanding at March 31, 2010:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.91	–	$3.19	801	7.53	$2.30	610	$2.36
3.20	–	3.60	776	7.50	3.24	536	3.24
3.70	–	4.33	334	6.93	4.11	294	4.09
4.45	–	20.55	549	5.17	7.05	537	5.14

0.91	–	20.55	2,460	6.91	3.90	1,977	4.14

Stock Awards

During the three months ended March 31, 2010 and 2009, the Company issued 13 thousand and 23 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.03 and $1.02 per share, respectively, under the Plans.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for three months ended March 31, 2009. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the 1999 Plan.

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was not significant for three months ended March 31, 2010. As of March 31, 2010, no shares have been issued under the 2009 Plan.

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

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Three Months Ended March 31,
	2010	2009
Volatility	61.9 – 62.1%	63.6 – 77.3%
Risk-free interest rate	1.86 – 2.02%	1.53 – 1.95%
Expected term (years)	4.18	4.53 – 5.91
Expected dividend yield	—	—
Weighted average grant date fair value	$0.47	$0.63

As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three months ended March 31, 2010 and 2009. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

12. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$73	$73	$—
Certificates of deposit	1,245	—	1,245
Commercial paper	12,499	—	12,499

	13,817	73	13,744

Short-term investments:
Corporate bonds	729	—	729
Certificates of deposit	1,745	—	1,745
Commercial paper	1,999		1,999

	4,473	—	4,473

Total financial assets measured at fair value	$18,290	$73	$18,217

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$10,074	$10,074	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	6,399	—	6,399

	18,473	10,074	8,399

Short-term investments:
Corporate bonds	2,890	—	2,890
Certificates of deposit	490	—	490
Commercial paper	1,400		1,400

	4,780	—	4,780

Total financial assets measured at fair value	$23,253	$10,074	$13,179

The Company had an insignificant level 3 investment at December 31, 2009. In February 2010, the level 3 investment, a warrant, expired unexercised.

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publically available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31, 2010 and December 31, 2009, the Company did not adjust prices received from the pricing service.

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

Fair Value of Non-Financial Assets

At March 31, 2010 and December 31, 2009, the Company had no non-financial assets to be measured at fair value on a non-recurring basis and subject to disclosure requirements.

13. Related Party Transactions

Jean-Yves Dexmier, as one of the Company’s Board of Directors members, was paid fees totaling $0.1 million during each of the three month periods ended March 31, 2010 and 2009, in connection with Dr. Dexmier’s services to the Company.

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

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At March 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2010 and December 31, 2009, we placed our cash equivalents and investments primarily through one financial institution, City National Bank, and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

We derive our revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. For the three months ended March 31, 2010, IAC Search and Media (“IAC”) accounted for 9% of net revenue, and 74% of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (“the Agreement”), which provides for certain Publisher Solutions services, upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, we further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified us that, in accordance with December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter. These license arrangements include multiple elements: revenue-sharing based on the publisher’s customers monthly revenue generated through the AdCenter application; upfront fees; and other license fees. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Intangible Assets with Definite Lives

We amortize acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenues in our Unaudited Condensed Consolidated Statements of Operations.

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

Share-Based Compensation

We recognize share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Unaudited Condensed Consolidated Statement of Operations over the requisite service periods.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates.

We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and the Unaudited Condensed Consolidated Statement of Cash Flows of the tax effects of employee share-based compensation awards.

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

Results of Operations

Overview of the Three Months Ended March 31, 2010

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	$13,286	100.0%	$13,254	100.0%	$32	0%
Cost of revenue	9,036	68.0%	8,102	61.1%	934	12%

Gross profit	4,250	32.0%	5,152	38.9%	(902)	(18)%

Operating expenses:
Sales and marketing	1,154	8.7%	1,365	10.3%	(165)	(12)%
Product development and technical operations	2,444	18.4%	2,613	19.7%	(169)	(6)%
General and administrative	1,239	9.3%	3,369	25.4%	(2,147)	(64)%

Total operating expenses	4,837	36.4%	7,347	55.4%	(2,481)	(34)%

Loss from operations	(587)	(4.4)%	(2,195)	(16.5)%	1,579	(72)%
Non-operating income (expense), net	(17)	(0.2)%	54	0.4%	(71)	(131)%

Loss from continuing operations before income taxes	(604)	(4.6)%	(2,141)	(16.1)%	1,508	(70)%
Income tax expense	6	0.0%	8	0.1%	(2)	(25)%

Loss from continuing operations	(610)	(4.6)%	(2,149)	(16.2)%	1,510	(70)%
Income from discontinued operations	93	0.7%	109	0.8%	(16)	(15)%

Net loss	$(517)	(3.9)%	$(2,040)	(15.4)%	$1,494	(73)%

Revenues

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2010 and 2009, were as follows (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$12,432	94%	$12,015	91%	$417	3%
Publisher Solutions	854	6%	1,239	9%	(385)	(31)%

Total revenue	$13,286	100%	$13,254	100%	$32	0%

We recognized $13.3 million of total revenue during the three months ended March 31, 2010, unchanged from the $13.3 million recognized during the three months ended March 31, 2009. Advertising Network revenue increased 3%, to $12.4 million, during the three months March 31, 2010, from the $12.0 million recognized during the three months ended March 31, 2009. Revenue from Advertiser Networks decreased by $0.4 million in the first quarter of 2010 compared to the same period in 2009.

The Advertising Network growth in paid clicks for the three months ended March 31, 2010 was partially offset by a decrease in the average revenue-per-click (“RPC”). Total paid clicks increased 33% to 244 million, compared to 184 million for the three months ended March 31, 2009. During the same period, average RPC decreased 22% from $0.065 to $0.051 compared to the previous year, while RPC increased 3% in the first quarter of 2010 compared to the fourth quarter of 2009.

We recognized Publisher Solutions revenue of $0.9 million during quarter ended March 31, 2010, a 31% decline from the $1.2 million recognized during the three months ended March 31, 2009. The decrease in Publisher Solutions revenue for the first quarter of 2010 as compared to the same period in 2009 is attributed to reduced revenue from IAC Search and Media, Inc. (“IAC”). IAC represented $0.6 million, or 74%, of Publisher Solutions revenue during the first quarter of 2010 compared to $1.1 million, or 89%, during the first quarter of 2009.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the three months ended March 31, 2010, three customers combined to account for 31% of revenue. One of these three customers, IAC, notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, prior to the expiration date, IAC and the Company signed a Sixth Addendum (“Addendum”) to the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”). The Addendum became effective December 1, 2009 and, among other things, extended the term of the Agreement through March 31, 2010. In addition, the Addendum allows IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified the Company that, in accordance with the Addendum, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010.

Advertising Network revenue derived from IAC, which is covered under separate distribution agreements, was $0.5 million during the three months ended March 31, 2010, down 64% from the $1.4 million recognized during the same period in 2009. IAC has not indicated to us intent to terminate these separate distribution agreements.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$8,390	63%	$7,587	57%	$803	11%
Other costs	646	5%	515	4%	131	25%

Total cost of revenue	$9,036	68%	$8,102	61%	$934	12%

Traffic acquisition costs as percentage of Advertiser Network revenue		67.5%		63.1%

Our total cost of revenue during the three months ended March 31, 2010 was $9.0 million, up $0.9 million, or 12% from the $8.1 million in the three months ended March 31, 2009.

Our TAC during the three months ended March 31, 2010 was $8.4 million, up $0.8 million, or 11% from the $7.6 million in the three months ended March 31, 2009. As a percentage of Advertising Network revenue, TAC for the three months ended March 31, 2010, was 67.5% compared to TAC of 63.1% during the same period in 2009. The increased TAC percentage during first quarter of 2010 was related to our continued focus on improving the quality of our traffic to better serve certain advertising customers on our Advertising Network.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is greater than that of Advertiser Network.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, increased 25% or $0.1 million in the first quarter of 2010 in comparison to the same period of 2009, primarily due to duplicate costs incurred during our move of co-location facilities. We anticipate additional duplicate co-location costs to be incurred in the second quarter of 2010 while we complete the move.

Gross profit for the three months ended March 31, 2010 declined seven percentage points to 32% from the 39% for the same period in 2009. The unfavorable gross profit trends are primarily the result of increasing TAC and decreasing Publisher Solutions revenue.

Operating Expenses

Operating expenses consist of sales and marketing, product development and technical operations and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,154	9%	$1,365	10%	$(211)	(15)%
Product development and technical operations	2,444	18%	2,613	20%	(169)	(6)%
General and administrative	1,239	9%	3,369	25%	(2,130)	(63)%

Total operating expenses	$4,837	36%	$7,347	55%	$(2,510)	(34)%

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Sales and marketing	$20	$57
Product development and technical operations	106	134
General and administrative	43	326

Total share-based compensation expense	169	517
Amounts capitalized as software development costs	14	24

Total share-based compensation	$183	$541

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

Our sales and marketing expenses during the three months ended March 31, 2010, were $1.2 million, down 15% from $1.4 million in the same period of 2009. Sales and marketing expenses in the first quarter of 2010 decreased $0.2 million compared to the first quarter of 2009 primarily due to lower facilities costs attributed to our new headquarters and lower headcount, partially offset by higher commissions paid to a third party related to our increased revenue in the United Kingdom.

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

Product development and technical operations and capitalized software development costs were as follows:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$2,633	19%	$2,987	23%	$(354)	(12)%
Capitalized software development costs	(189)	(1)%	(374)	(3)%	185	(49)%

Total product development and technical operations expense	$2,444	18%	$2,613	20%	$(169)	(6)%

Our product development and technical operations expense, net of capitalized software development costs, during the three months ended March 31, 2010, was $2.4 million, down 6% from $2.6 million for the three months ended March 31, 2009. Product development and technical operations expense, net of capitalized software development costs, for the first quarter of 2010 decreased $0.2 million compared to the comparable 2009 quarter primarily due to lower facilities costs attributed to our new headquarters and lower headcount, partially offset by reduced capitalized software development and increased severance costs.

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

Our general and administrative expenses during the three months ended March 31, 2010, were $1.2 million, down 63% from $3.4 million for the three months ended March 31, 2009. General and administrative expenses in first quarter of 2010 decreased $2.1 million compared to the first quarter of 2009 primarily due to lower staffing and temporary help costs of $1.0 million and $0.8 million of expenses in the first quarter of 2009 related to the evaluation of strategic growth alternatives that did not recur in the first quarter of 2010, combined with lower facilities costs attributed to our new headquarters and reduced legal and audit expenses. The lower staffing and temporary help costs are the result of reduced staff and decreased share-based compensation.

Loss from Operations

The table below sets forth loss from operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Loss from operations	$(587)	(4)%	$(2,195)	(17)%	$1,608	(73)%

Our loss from operations for the three months ended March 31, 2010, was $0.6 million, a decrease from a loss of $2.2 million for the three months ended March 31, 2009. Loss from operations decreased $1.6 million due to the factors discussed above, including but not limited to, lower operating expenses, which were partially offset by decreased gross profit in the first quarter of 2010 as compared to the first quarter of 2009.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$17	0%	$92	1%	$(75)	(82)%
Interest expense	(42)	0%	(38)	0%	(4)	11%
Other income, net	8	0%	—	0%	8

Total non-operating income (expense), net	$(17)	0%	$54	1%	$(71)	(131)%

Income tax expense	$6	0%	$8	0%	$(2)	(25)%

Interest Income and Expense

Interest income includes income from our cash, cash equivalents and investments, and decreased $0.1 million in the three months ended March 31, 2010 from the three months ended March 31, 2009. This decrease was primarily driven by a decrease in average yields earned on cash and investment balances in 2010 compared to 2009 combined with a moderate decrease in average cash and investment balance during the same periods.

Interest expense, primarily consisting of interest paid on capital leases and our note payable, increased an insignificant amount in the three months ended March 31, 2010 from the three months ended March 31, 2009 as a result of our increased use of capital leases in 2009 to finance asset additions.

Income Tax Expense

Due to our continued operating losses, our income tax expense primarily consists of minimum state taxes.

Income from Discontinued Operations, Net of Tax

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

Income from discontinued operations, net of tax, for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$93	1%	$109	1%	$(16)	(15)%

The following table reflects revenue, gross profit, operating expenses, gain on disposal, and net income from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$—	$8

Gross profit	$—	$8
Product development and technical operations expense	—	36

Total operating expenses	—	36
Gain on disposal	93	137

Net income from discontinued operations	$93	$109

As a result of the Company’s decision in early 2008 to dispose of its consumer assets, the Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles were accounted for as “assets held for sale.” Later in 2008, the Company determined that the Furl assets were impaired and recognized an impairment charge of $1.4 million. In February 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The Company determined the warrants received had no significant value and did not record a gain on the disposal. The warrant expired unexercised in February 2010.

In January 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million for each of the three month periods ended March 31, 2010 and 2009. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of March 31, 2010 and December 31, 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Net cash used in operating activities	$(1,262)	$(1,611)	$349
Net cash provided by (used in) investing activities	(1,147)	4,953	(6,100)
Net cash used in financing activities	(332)	(238)	(94)

Increase (decrease) in cash and cash equivalents	$(2,741)	$3,104	$(5,845)

Cash, cash equivalent and short-term investment balances were as follows as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009	Change
Cash and cash equivalents	$20,192	$22,933	$(2,741)
Short-term investments	4,473	4,780	(307)

Total	$24,665	$27,713	$(3,048)

% of total assets	66%	72%

Total Assets	$37,154	$38,347

At March 31, 2010, we had $24.7 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $3.0 million to $24.7 million at March 31, 2010, from $27.7 million at December 31, 2009, primarily due to the use of capital to acquire equipment, increased accounts receivable and payment of capital lease obligations.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, the cash flow that we generate from our operations, and to a limited extent capital lease lines. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by an additional decrease in demand for our services beyond the impact of the loss of the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus outstanding standby letters of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

In the third quarter of 2009, we launched post-pay whereby self service customers pay for clicks after they occur rather than the prior practice of being billed in advance. The customer’s credit card is charged based on its history of activity and creditworthiness. Through December 31, 2009, this change resulted in a decrease in deferred revenue as those customers with prepaid balances used those funds in their account, and adversely affected our cash flow by $0.5 million as customer deferred balances were used up and new unpaid charges accumulated. The adverse cash flow affect of launching post-pay was substantially complete as of December 31, 2009, and had an insignificant impact on the liquidity and capital resources of the Company in the three months ended March 31, 2010.

Operating Activities

Cash used in operating activities in the three months ended March 31, 2010 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the first quarter of 2010 was $1.3 million and consisted of a net loss of $0.5 million, adjustments for non-cash items of $0.7 million and cash used by working capital and other activities of $1.5 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment and internally developed software and $0.2 million of share-based compensation expense, partially offset by a $0.1 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net increase of $1.1 million in accounts receivable and a $0.3 million increase in prepaid expenses and other current assets. The increase in account receivable is primarily attributed to an increase in revenue from invoiced customers and one customer paying just before the end of the fourth quarter of 2009, whereas this same customer paid shortly after the end of the first quarter of 2010.

Cash used in operating activities in the three months ended March 31, 2009 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on asset sales, as well as the effect of changes in working capital and other activities. Cash used in operations in the first quarter of 2009 was $1.6 million and consisted of a net loss of $2.0 million, adjustments for non-cash items of $1.1 million and cash used by working capital and other activities of $0.7 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software and $0.5 million of share-based compensation expense, partially offset by a $0.1 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $2.6 million in accounts payable and accrued liabilities partially offset by a $1.8 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of legal fees and settlement expenses accrued in 2008 and paid in the first quarter of 2009 related to an indemnification claim. The decrease in accounts receivable is attributed to less revenue from invoiced customers as compared to the previous quarter, combined with successful collection efforts.

Investing Activities

Cash used in investing activities in the first quarter of 2010 of $1.1 million was primarily attributed to $1.5 million for capital expenditures, partially offset by net proceeds from investments of $0.3 million. Our first quarter of 2010 capital expenditures consisted of $0.7 million for equipment received in 2009, for which a liability was accrued in 2009, $0.6 million for equipment acquired during the quarter, and an investment of $0.2 million in internally developed software related to our core service offering. In addition, during the three months ended March 31, 2010, $0.2 million of computer equipment was acquired and financed with capital leases.

Cash provided by investing activities in the first quarter of 2009 of $5.0 million was primarily attributed to net proceeds of investments of $5.2 million, partially offset by $0.4 million for capital expenditures. Our first quarter of 2009 capital expenditures consisted of an investment of $0.4 million in internally developed software related to our core service offering. During the three months ended March 31, 2009, $0.4 million of computer equipment was financed with capital leases.

Financing Activities

Cash used by financing activities of $0.3 million and $0.2 million in the three months ended March 31, 2010 and 2009, respectively, is attributed to scheduled capital lease and note payable payments.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.5 million at March 31, 2010, related to security of a building lease and security on an equipment lease.

On April 30, 2009, we renewed our master equipment lease agreement with CNB to extend the period of availability of the original $5.0 million through April 30, 2010. As of March 31, 2010, we had drawn down approximately $4.9 million of the available lease line of credit. As of March 31, 2010, there remained $0.1 million under the master lease agreement which was not utilized before it expired on April 30, 2010. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which we were in compliance as of March 31, 2010.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of March 31, 2010 we are in compliance with both agreements with CNB.

In December 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Condensed Consolidated Financial Statements. In March 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million will be released by Cisco and terminated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2009, we believe that there have been no significant changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2010.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities that is not significant at March 31, 2010.

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

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended March 31, 2010, there were no significant deficiencies identified in the design and operation of our internal controls.

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

We have updated our risk factors regarding our revenue concentration, net losses, concentrations of search advertisers and distribution network partners, credit facilities, compliance with Nasdaq listing requirements, any failure in the performance of our key production systems, and current economic conditions set forth below, and included a risk factor regarding international sales. Other than the aforementioned changes, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the year ended December 31, 2009 and three months ended March 31, 2010. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue has been concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009, and 9% of net revenue and 74% of Publisher Solutions revenue for the three months ended March 31, 2010. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, we amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On March 17, 2010, IAC notified us that, in accordance with December 2009 amendment to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to June 30, 2010. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $4.9 million, or 10%, for the year ended December 31, 2009, and $0.5 million, or 4%, for the three months ended March 31, 2010. IAC has not indicated to us intent to terminate these separate distribution agreements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers are intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers; changes in the purchasing patterns of these search engine providers could adversely affect our business and results of operations

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers are intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. If these large search engine providers cease purchasing clicks from these intermediary customers, the intermediary customers could reduce the amount of clicks they purchase from us, or cease altogether purchasing clicks from us, and that could have a material adverse effect on our business and results of operations.

Our Future Success Depends on International Sales and the Management of International Customers

A growing portion of our revenue is derived from international sales. Non-U.S. sales accounted for approximately 36% of our revenue for the three month ended March 31, 2010, as compared to 14% in the three months ended March 31, 2009. Non-U.S. sales for the years ended December 31, 2009 and 2008 were 14% and 15%, respectively.

Managing our growing group of customers outside the U.S., directly and through a relationship with a third party, presents various challenges, including, but not limited to:

•	economic and political conditions;

•	longer payment cycles;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local accounts;

•	compliance with U.S. and international laws and regulations;

•	fluctuations in foreign currency exchange rates; and

•	our ability to secure and retain qualified people for the operation of our business.

To date, foreign exchange exposure from sales has not been material to our operations. Our activities with customers outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies. Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not maintain the relationship with our third party representatives, if we do not receive additional traffic suitable for our foreign accounts or if regulations governing our international businesses change.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network has been concentrated, with the five largest distribution network partners accounting for approximately 43% and 48% of our Advertiser Networks revenue for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated significant losses in the past and we may be unable to achieve operating profitability in the foreseeable future, and if we achieve profitability, we may be unable to maintain it, which could result in a decline in our stock price

We had net losses of approximately $0.5 million for the three months ended March 31, 2010, and as of March 31, 2010, our accumulated deficit was approximately $235.6 million. We may be unable to achieve and maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

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

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities and when appropriate, may make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities expand our service offerings, or extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of LookSmart. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities and may increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into LookSmart is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

Our ability to retain existing credit facilities or obtain new credit facilities may adversely affect the way we conduct our business

On April 30, 2009, we extended our bank lease line through April 30, 2010. As of March 31, 2010 there remained $0.1 million under the $5.0 million credit facility which was not utilized before it expired on April 30, 2010.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up sites for our main customer operations center, which is located at our San Francisco, California office. Additionally, we are in the process of moving our data center to Sacramento, California which will be completed in the second quarter of 2010. This move could disrupt our operations. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

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

Risks Related to the Capital Market

Our securities may be delisted

The NASDAQ Stock Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On March 9, 2010, Nasdaq sent us a letter stating that we were out of compliance with that requirement and that we had until September 7, 2010 to regain compliance by having our common stock close at or above the $1.00 per share minimum closing bid price for 10 consecutive trading days. On April 26, 2010 we received a letter from Nasdaq stating that we had regained compliance with the minimum closing bid price requirement and that the matter was closed. However, should our stock price again close under the $1.00 per share minimum closing bid price for 30 consecutive days, we could again be deemed out of compliance with the minimum closing bid price requirement and be forced to consider various actions to regain compliance, including a reverse stock split of our common stock. No assurance can be given that we will remain in compliance with all of the NASDAQ Stock Market’s continued listing requirements. If delisting were to occur, our securities will not enjoy the same liquidity as shares that are traded on the NASDAQ Stock Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: May 7, 2010

By:	/s/ Stephen C. Markowski
Stephen C. Markowski Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2++	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3++	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-51408) filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-86436) filed with the SEC on April 18, 2002).

10.9++	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-144384) filed with the SEC on July 6, 2007).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 16, 2009).

10.31	Fourth Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated September 14, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 9, 2007).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 9, 2007).

10.33+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2007).

10.34	Co-Location Services Agreement between the Registrant and Savvis Communications Corporation dated March 29, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) with the SEC on May 12, 2008).

10.35+	Second Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated May 16, 2006 (Filed with the Company’s Form 10-Q (File No. 000-26357) with the SEC on August 8, 2006).

10.36+	Third Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media dated January 1, 2007. (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) on March 16, 2007).

10.37+	AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated May 16, 2005 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.38+	Addendum to AdCenter License, Hosting and Support Agreement between the Registrant and Ask Jeeves, Inc. dated January 20, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.39+	Paid Listings License Agreement between the Registrant and SearchFeed.com dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.40+	License Agreement between the Registrant and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 15, 2006).

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) with the SEC on September 12, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on July 16, 2007).

10.47+	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) with the SEC on November 9, 2007).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on May 12, 2008).

10.51*	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006.

10.52*	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008.

10.53*	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006.

10.54	Letter dated May 19, 2009 from IAC Search & Media (“IAC”) to the Registrant notifying the Registrant that IAC does not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on May 21, 2009).

10.55++	July 13, 2009 Amendment to the Registrant’s Chief Financial Officer’s Offer Letter (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on July 13, 2009).

10.56++	Severance Agreement and General Release between the Registrant and its former Senior Vice President, Corporate Development (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on June 10, 2009).

10.60++	Employment offer letter between the Registrant and its Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A (File No. 000-26357) on April 30, 2009)

10.62++	Amendment to offer letter between Registrant and its Chief Financial Officer dated March 23, 2009 (filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on May 5, 2009).

10.63	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California (filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on November 4, 2009).

10.64++	Amendment to offer letter between the Registrant and its Chief Financial Officer dated July 13, 2009 (filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on July 13, 2008)

10.65	Master Lease Agreement between the Registrant and City National Bank dated April 6, 2007 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.66	Covenants Rider to the Master Lease Agreement between the Registrant and City National Bank dated September 30, 2009 (filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on November 4, 2009).

10.67	Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Registrant and City National Bank dated August 14, 2009 (filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on November 4, 2009).

10.68	First Amendment to Supplemental Terms and Conditions Letter between the Registrant and City National Bank dated October 16, 2009 (filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) on November 4, 2009).

10.69‡	Master Services Agreement #12223.0.1 between the Registrant and RagingWire Enterprise Solutions, Inc. effective as of October 30, 2009 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 26, 2010).

10.70++	Severance Agreement and General Release dated October 15, 2009 (filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 19, 2009)

10.71++	Separation Agreement between LookSmart, Ltd. and Edward F. West dated December 14, 2009 (filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on December 14, 2009)

10.72	Agreement to Lease Equipment between the Registrant and Cisco Capital Corporation dated as of December 14, 2009 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 26, 2010)

10.73‡	Sixth Addendum to the May 2005 AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media effective as of December 1, 2009 (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 26, 2010).

10.74++	Employment offer letter between the Registrant and its Vice President of Advertising Network Sales dated January 30, 2009 (together with summary of amendment thereto in connection with a salary decrease in June, 2009) (Filed with the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 26, 2010).

10.75++	2009 Employee Stock Purchase Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-165791) filed with the SEC on March 30, 2010).

10.76	Separation Agreement between the Registrant and Michael Schoen dated February 17, 2010 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on February 19, 2010)

10.77*(‡)	Sales Representation Agreement between Registrant and JW Digital, dated October 18, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.