Form 10-Q
period 2010-06-30
LOOKSMART LTD
filed 2010-08-06
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 31, 2010, there were 17,171,448 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,457	$22,933
Short-term investments	1,000	4,780

Total cash, cash equivalents and short-term investments	25,457	27,713
Trade accounts receivable, net	4,929	3,990
Prepaid expenses and other current assets	756	847

Total current assets	31,142	32,550
Property and equipment, net	3,873	3,717
Capitalized software and other assets, net	1,990	2,080

Total assets	$37,005	$38,347

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,821	$2,918
Accrued liabilities	4,088	5,477
Deferred revenue and customer deposits	1,022	1,113
Current portion of capital lease obligations	1,267	1,272

Total current liabilities	9,198	10,780
Capital lease and other obligations, net of current portion	1,398	1,646

Total liabilities	10,596	12,426

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at June 30, 2010 and December 31, 2009; Issued and Outstanding: none at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; Authorized: 200,000 shares at June 30, 2010 and December 31, 2009; Issued and Outstanding: 17,157 shares and 17,145 shares at June 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	261,337	260,981
Accumulated other comprehensive gain	—	3
Accumulated deficit	(234,945)	(235,080)

Total stockholders’ equity	26,409	25,921

Total liabilities and stockholders’ equity	$37,005	$38,347

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenue	$13,017	$13,223	$26,303	$26,477
Cost of revenue	7,525	7,990	16,561	16,092

Gross profit	5,492	5,233	9,742	10,385

Operating expenses:
Sales and marketing	1,275	1,474	2,429	2,839
Product development and technical operations	2,473	2,485	4,917	5,098
General and administrative	1,197	2,303	2,436	5,672
Restructuring charge	—	229	—	229
Impairment charge	—	180	—	180

Total operating expenses	4,945	6,671	9,782	14,018

Income (loss) from operations	547	(1,438)	(40)	(3,633)
Non-operating income, net	19	22	2	76

Income (loss) from continuing operations before income taxes	566	(1,416)	(38)	(3,557)
Income tax (benefit) expense	(1)	—	5	8

Income (loss) from continuing operations	567	(1,416)	(43)	(3,565)
Income from discontinued operations, net of tax	85	130	178	239

Net income (loss)	$652	$(1,286)	$135	$(3,326)

Net income (loss) per share - Basic
Income (loss) from continuing operations	$0.04	$(0.09)	$—	$(0.20)
Income from discontinued operations, net of tax	—	0.01	0.01	0.01

Net income (loss) per share	$0.04	$(0.08)	$0.01	$(0.19)

Net income (loss) per share - Diluted
Income (loss) from continuing operations	$0.04	$(0.09)	$—	$(0.20)
Income from discontinued operations, net of tax	—	0.01	0.01	0.01

Net income (loss) per share	$0.04	$(0.08)	$0.01	$(0.19)

Weighted average shares outstanding used in computing basic net loss per share	17,157	17,102	17,151	17,089

Weighted average shares outstanding used in computing diluted net loss per share	17,192	17,102	17,168	17,089

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$135	$(3,326)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,433	1,470
Share-based compensation	332	1,032
Restructuring charge	—	18
Impairment charge	—	180
Gain from sale of assets and other non-cash charges	(228)	(254)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(939)	2,115
Prepaid expenses and other current assets	(20)	477
Trade accounts payable	(97)	(1,197)
Accrued liabilities	(531)	(2,038)
Deferred revenue and customer deposits	(91)	128
Other long-term obligations	84	(588)

Net cash provided by (used in) operating activities	78	(1,983)

Cash flows from investing activities:
Purchase of short-term investments	(4,498)	(5,334)
Proceeds from sale of short-term investments	8,262	9,404
Proceeds from sale of equipment	67	—
Payments for property and equipment and capitalized software development	(1,863)	(653)
Proceeds from contingent purchase consideration of certain consumer assets	178	268

Net cash provided by investing activities	2,146	3,685

Cash flows from financing activities:
Principal payments of notes	—	(34)
Principal payments of capital lease obligations	(700)	(476)
Proceeds from issuance of common stock	—	14

Net cash used in financing activities	(700)	(496)

Increase in cash and cash equivalents	1,524	1,206
Cash and cash equivalents, beginning of period	22,933	22,393

Cash and cash equivalents, end of period	$24,457	$23,599

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$363	$870
Property and equipment received and liability accrued	$38	$113

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At June 30, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of June 30, 2010 and the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended June 30, 2010, are not necessarily indicative of results to be expected for the full year.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Online search advertising revenue is primarily composed of per-click fees that the Company charges customers. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes revenue share from licensing of private-labeled versions of the Company’s AdCenter Platform.

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

The Company also enters into agreements to provide private-labeled versions of its AdCenter platform technology. These license arrangements may include some or all of the following elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; monthly minimum fees; and other license fees. The Company recognizes upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for returns included in trade receivables, net is insignificant at June 30, 2010 and December 31, 2009.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million and $0.1 million at June 30, 2010 and December 31, 2009, respectively. Bad debt expense (benefit) included in sales and marketing expense is insignificant for the three and six months ended June 30, 2010, and insignificant and ($0.1) million for the three and six months ended June 30, 2009, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2010 and December 31, 2009, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at June 30, 2010 and December 31, 2009. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	June 30, 2010		December 31, 2009
Company 1	*	*	16%
Company 2	17%		*	*

**	Less than 10%

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Concentrations

The following table reflects revenue from customers in countries that accounted for more than 10% of net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
United States	59%	89%		62%	87%
Canada	12%	*	*	13%	*	*
United Kingdom	11%	*	*	11%	*	*

**	Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Advertiser Networks	93%	91%	93%	91%
Publisher Solutions	7%	9%	7%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010	2009
Company 1	*	*	17%		* *	19%
Company 2	*	*	11%		* *	10%
Company 3	*	*	*	*	11%	*	*
Company 4	11%		*	*	11%	*	*
Company 5	11%		*	*	11%	*	*

**	Less than 10%

For the three and six months ended June 30, 2010, IAC Search and Media (“IAC” or “Company 1”) accounted for 7% and 8%, respectively, of net revenue, and 69% and 71%, respectively, of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, the Company and IAC further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010, IAC notified the Company that, in accordance with the Sixth Addendum to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to August 31, 2010.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for 10% or more of the total traffic acquisition costs (“TAC”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Distribution Partner 1	*	*	*	*	*	*	15%
Distribution Partner 2	*	*	10%		*	*	12%
Distribution Partner 3	*	*	*	*	*	*	11%
Distribution Partner 4	*	*	11%		*	*	10%
Distribution Partner 5	26%		*	*	17%		* *

**	Less than 10%

Internal Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally 3 years. The Company expects to continue to invest in internally developed software and to capitalize such costs.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Share-based compensation recognized for the three and six months ended June 30, 2010 were $0.2 million and $0.4 million, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively, which was related to stock grants, options and employee stock purchases.

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

Comprehensive Gain

Other comprehensive gain as of December 31, 2009, consists of unrealized gains on marketable securities categorized as available-for-sale.

Net Income (Loss) per Common Share

Basic net income (loss) and diluted net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of June 30, 2010 and December 31, 2009, all of the Company’s accounts receivable, intangible assets and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report that are of material significance, or have potential material significance, to the Company.

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

2. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued operations. The Company completed the dissolution of these entities in 2009. During the three and six months ended June 30, 2009, the loss related to the liquidation of the Company’s foreign legal entities was not significant. As of June 30, 2010 and December 31, 2009, there were no net assets related to the discontinued foreign legal entities.

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

As of June 30, 2010 and December 31, 2009, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$8

Gross profit	$—	$—	$—	$8
Total operating expenses	—	(3)	—	(39)
Gain on disposal	85	133	178	270

Net income from discontinued operations	$85	$130	$178	$239

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles, were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were fully impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The Company determined the warrant received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value. The warrant expired unexercised in February 2010.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010				December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,946	$—	$—	$9,946	$4,460	$—	$—	$4,460

Cash equivalents
Money market mutual funds	14	—	—	14	10,074	—	—	10,074
Certificates of deposit	1,000	—	—	1,000	2,000	—	—	2,000
Commercial paper	13,497	—	—	13,497	6,399	—	—	6,399

Total cash equivalents	14,511	—	—	14,511	18,473	—	—	18,473

Total cash and cash equivalents	24,457	—	—	24,457	22,933	—	—	22,933

Short-term investments:
Corporate bonds	—	—	—	—	2,887	3	—	2,890
Certificates of deposit	1,000	—	—	1,000	490	—	—	490
Commercial paper	—	—	—	—	1,400	—	—	1,400

Total short-term investments	1,000	—	—	1,000	4,777	3	—	4,780

Total cash, cash equivalents and short-term investments	$25,457	$—	$—	$25,457	$27,710	$3	$—	$27,713

Realized gains and realized losses were not significant for either of the three and six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, there were no unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at June 30, 2010 and December 31, 2009 were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months and six months ended June 30, 2010 and 2009, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Other prepaid expenses	$498	$538
Income taxes receivable	172	172
Other current assets	86	137

Total	$756	$847

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$11,530	$(7,952)	$3,578	$10,920	$(7,516)	$3,404
Furniture and fixtures	74	(57)	17	74	(55)	19
Software	1,260	(1,250)	10	1,260	(1,247)	13
Leasehold improvements	308	(40)	268	288	(7)	281

Total	$13,172	$(9,299)	$3,873	$12,542	$(8,825)	$3,717

Depreciation expense on property and equipment for the three and six months ended June 30, 2010, including property and equipment under capital lease, was approximately $0.5 million and $0.9 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and six months ended June 30, 2009, including property and equipment under capital lease, was approximately $0.5 million and $1.0 million, respectively. Equipment under capital lease totaled $4.5 million and $4.4 million as of June 30, 2010 and December 31, 2009, respectively. Depreciation expense on equipment under capital lease was $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively, and was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.1 million and $1.8 million as of June 30, 2010 and December 31, 2009, respectively.

6. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$5,875	$(4,026)	$1,848	$5,499	$(3,449)	$2,050
Amortizable purchased technology	78	(78)	—	78	(78)	—
Other assets	142	—	142	30	—	30

	$6,095	$(4,104)	$1,990	$5,607	$(3,527)	$2,080

Capitalized Software

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2009.

Purchased Technology

Amortizable purchased technology had an estimated useful life of three years. Amortization expense related to purchased technology was not significant for the three and six months ended June 30, 2009, and has been classified as discontinued operations.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Accrued distribution and partner costs	$2,102	$2,957
Accrued compensation and related expenses	1,241	839
Accrued legal costs and other professional service fees	324	376
Accrued legal proceedings liability	339	339
Accrued equipment purchases	38	806
Other	44	160

Total accrued liabilities	$4,088	$5,477

See Note 10, Commitments and Contingencies, for complete discussion of the accrued legal proceedings liability.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Lease Restructuring

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities that expired in November 2009, incurring lease restructuring costs related to closing these facilities and entering into various subleases. During the three and six months ended June 30, 2009, the Company amortized $0.3 million and $0.6 million, respectively of accrued lease restructuring costs to operating expenses. The Company had no lease restructuring costs accrued at June 30, 2010 and December 31, 2009.

9. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Capital lease obligations	$2,502	$2,838
Deferred rent	163	80

Total capital lease and other obligations	2,665	2,918
Less: current portion of capital lease obligations	(1,267)	(1,272)

Capital lease and other obligations, net of current portion	$1,398	$1,646

Capital Lease Obligations

City National Bank (CNB)

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of June 30, 2010.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of June 30, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 10).

Cisco Systems Capital Corporation

In December 2009, the Company entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby the Company was to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, the Company provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Condensed Consolidated Financial Statements. In March 2010, prior to the commencement of the lease, the Company and Cisco agreed to cancel the Lease Agreement, and the Company paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million was released by Cisco and terminated in May 2010.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

As of June 30, 2010, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Six months ending December 31, 2010	$719	$288	$1,007
Years ending December 31,
2011	1,186	496	1,682
2012	617	517	1,134
2013	145	536	681
2014	—	557	557

Total minimum payments	2,667	$2,394	$5,061

Less: amount representing interest	(165)

Present value of net minimum payments	2,502
Less: current portion	(1,267)

Long-term portion of capital lease obligations	$1,235

Operating Lease

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

Letters of Credit

At June 30, 2010, the Company has an outstanding SBLC related to the security of a building lease for $0.3 million. At December 31, 2009, the Company had outstanding SBLCs related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. In March 2010, the equipment lease requiring the $0.2 million SBLC was cancelled and the SBLC was released by the vendor and terminated in May 2010. The remaining SBLC contains two financial covenants, with which the Company was in compliance as of June 30, 2010.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of June 30, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 9).

Purchase Obligations

In October 2009, the Company entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term. The Company completed the transition to the new facility in May 2010. The contractual obligations under the agreement include non-recurring charges of $0.1 million and recurring charges of $0.9 million each year.

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

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds remain as an accrued liability at June 30, 2010 and December 31, 2009. As of June 30, 2010, the Company has provided approximately $0.1 million of advertising credits to Class Members.

As of June 30, 2010 and December 31, 2009, the legal proceedings liability of $0.3 million is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet (see Note 7).

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of seven or ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 4.6 million and 4.8 million shares of common stock at June 30, 2010 and December 31, 2009, respectively. There were 1.8 million shares available to be granted under the Plans at June 30, 2010.

Share-based compensation expense recorded during the three months ended June 30, 2010 and 2009 was included in the Company’s Unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales and marketing	$18	$46	$38	$103
Product development and technical operations	77	137	183	271
General and administrative	68	332	111	658

Total share-based compensation expense	163	515	332	1,032
Amounts capitalized as software development costs	10	20	24	44

Total share-based compensation	$173	$535	$356	$1,076

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2010 was $1.0 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of equity awards vested during the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2009, respectively.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Awards

Stock option activity under the Plans during the periods indicated is as follows for the six months ended June 30, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	$4.05
Granted	328	1.22
Expired/forfeited	(937)	3.55

Options outstanding at December 31, 2009	3,209	4.05
Granted	7	0.96
Expired/forfeited	(756)	3.88

Options outstanding at March 31, 2010	2,460	3.90
Granted	512	0.96
Expired/forfeited	(176)	4.58

Options outstanding at June 30, 2010	2,796	$3.41	6.72	$26

Vested and expected to vest at June 30, 2010	2,546	$3.54	6.67	$16

Exercisable at June 30, 2010	1,888	$4.06	6.50	$10

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

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$ 0.91 - $ 1.83	807	7.21	$1.67	213	$1.25
3.20 - 3.60	1,181	7.50	3.11	902	3.10
3.70 - 4.33	310	6.67	4.10	282	4.08
4.45 - 20.55	498	4.94	6.99	491	7.03

0.91 - 20.55	2,796	6.72	3.41	1,888	4.06

Stock Awards

No restricted stock was issued during the three months ended June 30, 2010. During the six months ended June 30, 2010, the Company issued 13 thousand shares of fully vested restricted stock, with a weighted average grant date fair value of $1.03 per share, under the Plan. During the three and six months ended June 30, 2009, the Company issued 10 thousand and 33 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.33 and $1.11 per share, respectively, under the Plan.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for each of the three and six months ended June 30, 2009. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the 1999 Plan.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was not significant for the three and six months ended June 30, 2010. As of June 30, 2010, no shares have been issued under the 2009 Plan.

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

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility	63.8 - 66.0%	63.55%	61.9 - 66.0%	63.55% -65.03%
Risk-free interest rate	1.31 - 2.02%	2.31%	1.31 - 2.02%	1.55 - 2.31%
Expected term (years)	3.81 - 4.00	4.49	3.81 - 4.18	4.49 - 4.54
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$0.71	$0.78	$0.71	$0.73

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

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three and six months ended June 30, 2010 and 2009. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$14	$14	$—
Certificates of deposit	1,000	$1,000
Commercial paper	13,497	—	13,497

	14,511	1,014	13,497

Short-term investments:
Certificates of deposit	1,000	—	1,000

Total financial assets measured at fair value	$15,511	$1,014	$14,497

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$10,074	$10,074	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	6,399	—	6,399

	18,473	10,074	8,399

Short-term investments:
Corporate bonds	2,890	—	2,890
Certificates of deposit	490	—	490
Commercial paper	1,400		1,400

	4,780	—	4,780

Total financial assets measured at fair value	$23,253	$10,074	$13,179

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At June 30, 2010 and December 31, 2009, the Company did not adjust prices received from the pricing service.

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

Fair Value of Non-Financial Assets

At June 30, 2010 and December 31, 2009, the Company had no non-financial assets to be measured at fair value on a non-recurring basis and subject to disclosure requirements.

13. Related Party Transactions

Jean-Yves Dexmier, as one of the Company’s Board of Directors members, was paid fees totaling $0.1 million and $0.2 million during the three and six month periods ended June 30, 2010, respectively, in connection with Dr. Dexmier’s services to the Company. In addition, the Company paid Dr. Dexmier $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively, in connection with Dr. Dexmier’s services to the Company.

14. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Income (loss) from continuing operations	$567	$(1,416)	$(43)	$(3,565)
Income from discontinued operations	85	130	178	239

Net income (loss)	$652	$(1,286)	$135	$(3,326)

Denominator
Weighted average shares used to compute basic EPS	17,157	17,102	17,151	17,089
Effect of dilutive securities:
Dilutive common stock equivalents	35	—	17	—

Weighted average shares used to compute diluted EPS	17,192	17,102	17,168	17,089

Net income per share - Basic
Income (loss) from continuing operations	$0.04	$(0.09)	$—	$(0.20)
Income from discontinued operations, net of tax	$—	$0.01	$0.01	$0.01

Net income (loss) per share	$0.04	$(0.08)	$0.01	$(0.19)

Net income per share - Diluted
Income (loss) from continuing operations	$0.04	$(0.09)	$—	$(0.20)
Income from discontinued operations, net of tax	$—	$0.01	$0.01	$0.01

Net income (loss) per share	$0.04	$(0.08)	$0.01	$(0.19)

For the three and six months ended June 30, 2010, potentially dilutive securities of approximately 2.5 million shares and 2.8 million shares, respectively, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

15. Subsequent Events

On July 28, 2010, at the Annual Meeting of the Company, the shareholders approved a Board of Directors recommendation to amend the Company’s Certificate of Incorporation to reduce the authorized shares of common stock from 200,000,000 shares to 80,000,000 shares. The Company’s issued and outstanding shares will not be affected as a result of the decrease in authorized shares of Common Stock. The Certificate of Incorporation was amended on August 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, continued ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to maintain profitability, that we may be unable to obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At June 30, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Revenue Recognition

Our online search advertising revenue is primarily composed of per-click fees that we charge customers. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Revenue also includes revenue share from licensing of private-labeled versions of our AdCenter Platform.

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

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter platform technology. These license arrangements may include some or all of the following elements: revenue-sharing based on the publisher’s customers monthly revenue generated through the AdCenter application; upfront fees; minimum monthly fees; and other license fees. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2010 and December 31, 2009, we placed our cash equivalents and investments primarily through one financial institution, City National Bank, and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

We derive our revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. For the three and six months ended June 30, 2010, IAC Search and Media (“IAC”) accounted for 7% and 8%, respectively of net revenue, and 69% and 71%, respectively, of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (“the Agreement”), which provides for certain Publisher Solutions services, upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, we further amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010, IAC notified us that, in accordance with the Sixth Addendum to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to August 31, 2010.

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

We exercise judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally 3 years. We expect to continue to invest in internally developed software and to capitalize such costs.

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

TAC expense is recorded in cost of revenue, and is based on a percentage of revenue.

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

Results of Operations

Overview of the Three and Six Months Ended June 30, 2010

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	13,017	100.0%	13,223	100.0%	(206)	(2%)
Cost of revenue	7,525	57.8%	7,990	60.4%	(465)	(6%)

Gross profit	5,492	42.2%	5,233	39.6%	259	5%

Operating expenses:
Sales and marketing	1,275	9.8%	1,474	11.1%	(199)	(14%)
Product development and technical operations	2,473	19.0%	2,485	18.9%	(12)	(0%)
General and administrative	1,197	9.2%	2,303	17.4%	(1,106)	(48%)
Restructuring charge	—	0.0%	229	1.7%	(229)	(100%)
Impairment charge	—	0.0%	180	1.4%	(180)	(100%)

Total operating expenses	4,945	38.0%	6,671	50.5%	(1,726)	(26%)

Income (loss) from operations	547	4.2%	(1,438)	(10.9%)	1,985	(138%)
Non-operating income, net	19	0.1%	22	0.2%	(3)	(14%)

Income (loss) from continuing operations before income taxes	566	4.3%	(1,416)	(10.7%)	1,982	(140%)
Income tax benefit	(1)	0.0%	—	0.0%	(1)	0%

Income (loss) from continuing operations	567	4.3%	(1,416)	(10.7%)	1,983	(140%)
Income from discontinued operations, net of tax	85	0.7%	130	1.0%	(45)	(35%)

Net income (loss)	652	5.0%	(1,286)	(9.7%)	1,938	(151%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	26,303	100.0%	26,477	100.0%	(174)	(1%)
Cost of revenue	16,561	63.0%	16,092	60.8%	469	3%

Gross profit	9,742	37.0%	10,385	39.2%	(643)	(6%)

Operating expenses:
Sales and marketing	2,429	9.2%	2,839	10.7%	(410)	(14%)
Product development and technical operations	4,917	18.7%	5,098	19.3%	(181)	(4%)
General and administrative	2,436	9.3%	5,672	21.4%	(3,236)	(57%)
Restructuring charge	—	0.0%	229	0.9%	(229)	(100%)
Impairment charge	—	0.0%	180	0.7%	(180)	(100%)

Total operating expenses	9,782	37.2%	14,018	53.0%	(4,236)	(30%)

Loss from operations	(40)	(0.2%)	(3,633)	(13.8%)	3,593	(99%)
Non-operating income, net	2	0.0%	76	0.3%	(74)	(97%)

Loss from continuing operations before income taxes	(38)	(0.2%)	(3,557)	(13.5%)	3,519	(99%)
Income tax expense	5	0.0%	8	0.0%	(3)	(38%)

Loss from continuing operations	(43)	(0.2%)	(3,565)	(13.5%)	3,522	(99%)
Income from discontinued operations, net of tax	178	0.7%	239	0.9%	(61)	(26%)

Net income (loss)	135	0.5%	(3,326)	(12.6%)	3,461	(104%)

Revenues

Revenue is derived from our two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$12,100	93%	$12,011	91%	$89	1%
Publisher Solutions	917	7%	1,212	9%	(295)	(24%)

Total revenue	$13,017	100%	$13,223	100%	$(206)	(2%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$24,533	93%	$24,026	91%	$507	2%
Publisher Solutions	1,770	7%	2,451	9%	(681)	(28%)

Total revenue	$26,303	100%	$26,477	100%	$(174)	(1%)

We recognized $13.0 million and $26.3 million of total revenue during the three and six months ended June 30, 2010, respectively. Total revenue for the three and six months ended June 30, 2010 was down 2% and 1%, respectively from the $13.2 million and $26.5 million recognized during the comparable three and six months ended June 30, 2009. Advertiser Network revenue increased 1% and 2%, to $12.1 million and $24.5 million, during the three and six months ended June 30, 2010, respectively, from the $12.0 million and $24.0 million recognized during the three and six months ended June 30, 2009, respectively. Revenue from Advertiser Networks increased by $0.1 million in the second quarter of 2010 and $0.5 million in the first half of 2010 compared to the same periods in 2009.

The Advertiser Networks saw a reduction in paid clicks for the three months and a growth for the six months ended June 30, 2010. Total paid clicks for the three months ended June 30, 2010 decreased 8% to 190 million compared to 207 million for the second quarter of 2009. During the same three month period, average RPC increased 10%, from $0.058 to $0.064. Total paid clicks increased 11% to 434 million, compared to 391 million for the six months ended June 30, 2009. The growth in the first half of 2010 was partially offset by a decrease in the average revenue-per-click (“RPC”) to $0.056 from $0.061 in the first half of 2009, an overall decrease of 9%.

We recognized Publisher Solutions revenue of $0.9 million during the three months ended June 30, 2010, a 24% decrease from the $1.2 million recognized during the three months ended June 30, 2009. For the six months ended June 30, 2010, we recognized $1.8 million of Publisher Solutions revenue, a decrease of 28%, or approximately $0.7 million, from the $2.5 million recognized during the six months ended June 30, 2009. The decrease in Publisher Solutions revenue for the second quarter and first half of 2010 as compared to the same periods in 2009 is attributed to reduced revenue from IAC Search and Media, Inc. (“IAC”). IAC represented $0.6 million, or 69% of Publisher Solutions revenue during the three months ended June 30, 2010, compared to the $1.0 million, or 79%, during the three months ended June 30, 2009. IAC represented $1.3 million, or 71%, of Publisher Solutions revenue during the first half of 2010 compared to $2.1 million, or 84%, during the first half of 2009.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the three months ended June 30, 2010 and 2009, two customers combined to account for 22% and 28% of revenue, respectively. For the six months ended June 30, 2010 and 2009, three and two customers accounted for a combined 33% and 29% of revenue, respectively. One of the two customers, IAC, notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, prior to the expiration date, IAC and the Company signed a Sixth Addendum (“Addendum”) to the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”). The Addendum became effective December 1, 2009 and, among other things, extended the term of the Agreement through August 31, 2010. In addition, the Addendum allows IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010, IAC notified the Company that, in accordance with the Addendum, it intends to extend the term of the Agreement on a monthly basis up to August 31, 2010.

Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, was $0.3 million and $0.8 million during the three and six months ended June 30, 2010, respectively, down 78% and 72% from the $1.3 million and $2.9 million recognized during the same period in 2009. IAC has not indicated to us intent to terminate these separate distribution agreements.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for each of the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$7,034	54%	$7,458	56%	$(424)	(6%)
Other costs	491	4%	532	4%	(41)	(8%)

Total cost of revenue	$7,525	58%	$7,990	60%	$(465)	(6%)

Traffic acquisition costs as percentage of Advertiser Network revenue		58.1%		62.1%

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$15,424	59%	$15,045	57%	$379	3%
Other costs	1,137	4%	1,047	4%	90	9%

Total cost of revenue	$16,561	63%	$16,092	61%	$469	3%

Traffic acquisition costs as percentage of Advertiser Network revenue		62.9%		62.6%

Our total cost of revenue during the three months ended June 30, 2010 was $7.5 million, lower by $0.5 million, or 6% from the $8.0 million in the three months ended June 30, 2009. Total cost of revenue during the six months ended June 30, 2010 was $16.6 million, up $0.5 million, or 3% from the $16.1 million in the six months ended June 30, 2009.

Our TAC during the three months ended June 30, 2010 was $7.0 million, lower by $0.4 million, or 6% from the $7.5 million in the three months ended June 30, 2009. TAC for the first six months of 2010 was $15.4 million, up 3%, or $0.4 million, from the $15.0 million in the first six months of 2009. As a percentage of Advertising Network revenue, TAC for the three months ended June 30, 2010, was 58% compared to TAC of 62% during the same period in 2009. For the six months ended June 30, 2010 and 2009, TAC was at 63%. The increased TAC percentage during first half of 2010 was related to our continued focus on improving the quality of our traffic to better serve certain advertising customers on our Advertiser Network through optimizing bids/prices paid for different sources of traffic and keywords.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is greater than that of Advertiser Network.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, increased 9% or $0.1 million in the six months ended June 30, 2010 in comparison to the same period of 2009, primarily due to duplicate costs incurred during our move of co-location facilities. The relocation to the new co-location facility was successfully completed in May 2010.

Gross profit for the three months ended June 30, 2010, increased 2 percentage points to 42% from the 40% achieved in the three months ended June 30, 2009. The gross profit of 37% for the six months ended June 30, 2010 declined 2 percentage points from the 39% achieved in the six months June 30, 2009. The increase in gross profit for the three months ended June 30, 2010 is primarily the result of decreasing TAC.

Operating Expenses

Operating expenses consist of the following (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,275	10%	$1,474	11%	$(199)	(14%)
Product development and technical operations	2,473	19%	2,485	19%	(12)	(0%)
General and administrative	1,197	9%	2,303	17%	(1,106)	(48%)
Restructuring charge	—	0%	229	2%	(229)	(100%)
Impairment charge	—	0%	180	1%	(180)	(100%)

Total operating expenses	$4,945	38%	$6,671	50%	$(1,726)	(26%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$2,429	9%	$2,839	11%	$(410)	(14%)
Product development and technical operations	4,917	19%	5,098	19%	(181)	(4%)
General and administrative	2,436	9%	5,672	21%	(3,236)	(57%)
Restructuring charge	—	0%	229	1%	(229)	(100%)
Impairment charge	—	0%	180	1%	(180)	(100%)

Total operating expenses	$9,782	37%	$14,018	53%	$(3,827)	(27%)

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales and marketing	$18	$46	$38	$103
Product development and technical operations	77	137	183	271
General and administrative	68	332	111	658

Total share-based compensation expense	163	515	332	1,032
Amounts capitalized as software development costs	10	20	24	44

Total share-based compensation	$173	$535	$356	$1,076

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

Our sales and marketing expenses during the three months ended June 30, 2010, were $1.3 million, down 14% from $1.5 million in the same period of 2009. Sales and marketing expenses in the first half of 2010 decreased $0.4 million compared to the first half of 2009. The reduction in sales and marketing expenses for both the three and six month period ended June 30, 2010 is primarily due to lower compensation related expense associated with lower headcount and lower severance costs, together with lower facilities costs attributed to our new headquarters, which was partially offset by higher commissions paid to a third party sales representative in the United Kingdom. The agreement with the third party was terminated in May 2010.

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

Product development and technical operations and capitalized software development costs were as follows for each of the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$2,660	20%	$2,794	21%	$(134)	(5%)
Capitalized software development costs	(187)	(1%)	(309)	(2%)	122	(39%)

Total product development and technical operations expense	$2,473	19%	$2,485	19%	$(12)	(0%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$5,293	20%	$5,781	22%	$(488)	(8%)
Capitalized software development costs	(376)	(1%)	(683)	(3%)	307	(45%)

Total product development and technical operations expense	$4,917	19%	$5,098	19%	$(181)	(4%)

Our product development and technical operations expense, net of capitalized software development costs, during the three months ended June 30, 2010, was $2.5 million, consistent with the $2.5 million for the three months ended June 30, 2009. Product development and technical operations expense, net of capitalized software development costs, for the first half of 2010 decreased $0.2 million compared to the comparable period in 2009 primarily due to lower facilities costs attributed to our new headquarters and lower compensation related expenses associated with lower headcount, which was primarily offset by lower capitalized software development and increased severance costs.

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

Our general and administrative expenses during the three months ended June 30, 2010, were $1.2 million, down 48% from $2.3 million for the three months ended June 30, 2009. General and administrative expenses in first half of 2010 decreased $3.2 million to $2.4 million compared to $5.7 million in the first half of 2009. The reduction is due to lower staffing related and temporary help costs, including share-based compensation, of $1.6 million and $1.0 million of expenses in the first half of 2009 related to the evaluation of strategic growth alternatives that did not recur in the first half of 2010, combined with lower facilities costs attributed to our new headquarters and reduced legal and audit expenses.

Income (Loss) from Operations

The table below sets forth income (loss) from operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income (loss) from operations	$547	4%	$(1,438)	(11%)	$1,985	(138%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income (loss) from operations	$(40)	0%	$(3,633)	(14%)	$3,593	(99%)

Our income from operations for the three months ended June 30, 2010, was $0.5 million and our loss for the six months ended June 30, 2010 was $40 thousand, which represented an improvement of $2 million and $3.6 million from the respective losses of $1.4 million and $3.6 million for the three and six months ended June 30, 2009. Results of operations for the three and six months ended June 30, 2010, were due to the factors discussed above, including but not limited to, lower TAC and operating expenses in the first half of 2010, as compared to the first half of 2009.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$16	0%	$63	0%	$(47)	(75%)
Interest expense	(41)	0%	(41)	0%	—	0%
Other income, net	44	0%	—	0%	44	0%

Total non-operating income, net	$19	0%	$22	0%	$(3)	(14%)

Income tax expense	$(1)	0%	$—	0%	$(1)	0%

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income, net
Interest income	$33	0%	$155	1%	$(122)	(79%)
Interest expense	(83)	0%	(79)	0%	(4)	5%
Other income, net	52	0%	—	0%	52

Total non-operating income, net	$2	0%	$76	1%	$(74)	(97%)

Income tax expense	$5	0%	$8	0%	$(3)	(38%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, decreased an insignificant amount and $0.1 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009. This decrease was primarily driven by a decrease in average cash and investment balance during the same periods, combined with an insignificant increase in average yields earned on cash and investment balances for the three months ended June 30, 2010 and a decrease in average yields earned on cash and investment balances for the six months ended June 30, 2010.

Interest expense, primarily consisting of interest paid on capital leases, remained consistent during the second quarter of 2010, compared to the same period in 2009. Interest expense increased an insignificant amount in the six months ended June 30, 2010 from the six months ended June 30, 2009.

Income Tax Expense

Due to our utilizable net operating losses and other tax attributes, our income tax expense primarily consists of minimum state taxes.

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

Income from discontinued operations, net of tax, for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$85	1%	$130	1%	$(45)	(35%)

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$178	1%	$239	1%	$(61)	(26%)

The following table reflects revenue, gross profit, operating expenses, gain on disposal, and net income from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$8

Gross profit	$—	$—	$—	$8
Total operating expenses:
Product development and technical operations expense	—	3	—	39

Gain on disposal	85	133	178	270

Net income from discontinued operations	$85	$130	$178	$239

As a result of our decision in early 2008 to dispose of its consumer assets, the Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles were accounted for as “assets held for sale.” Later in 2008, we determined that the Furl assets were impaired and recognized an impairment charge of $1.4 million. In February 2009, we sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). We determined the warrants received had no significant value and did not record a gain on the disposal. The warrant expired unexercised in February 2010.

In January 2007, we completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. We recorded contingent purchase consideration of $0.1 million for each of the three month periods ended June 30, 2010 and 2009 and $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in the fourth quarter of 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of June 30, 2010 and December 31, 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009	Change
Net cash provided by (used) in operating activities	$78	$(1,983)	$2,061
Net cash provided by investing activities	2,146	3,685	(1,539)
Net cash used in financing activities	(700)	(496)	(204)

Increase in cash and cash equivalents	$1,524	$1,206	$318

Cash, cash equivalents and short-term investment balances were as follows as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$24,457	$22,933	$1,524
Short-term investments	1,000	4,780	(3,780)

Total	$25,457	$27,713	$(2,256)

% of total assets	69%	72%

Total assets	$37,005	$38,347

At June 30, 2010, we had $25.4 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $2.3 million to $25.4 million at June 30, 2010, from $27.7 million at December 31, 2009, primarily due to the increased accounts receivable and payment of capital lease obligations.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, the cash flow that we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter if the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, and changes in customer buying behavior is not renewed beyond August 2010. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

In the third quarter of 2009, we launched “post-pay” whereby self service customers pay for clicks after they occur rather than the prior practice of being billed in advance. The customer’s credit card is charged based on its history of activity and creditworthiness. Through December 31, 2009, this change resulted in a decrease in deferred revenue as those customers with prepaid balances used those funds in their account, and adversely affected our cash flow by $0.5 million as customer deferred balances were used up and new unpaid charges accumulated. The adverse cash flow affect of launching post-pay was substantially complete as of December 31, 2009.

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2010, consisted of our net income adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash provided by operations in the first half of 2010 was $0.1 million and consisted of a net income of $0.1 million, adjustments for non-cash items of $1.5 million and cash used by working capital and other activities of $1.6 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization expense on property and equipment and internally developed software and $0.3 million of share-based compensation expense, partially offset by a $0.2 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net increase of $0.9 million in accounts receivable and a $0.6 million decrease in accounts payable and accrued liabilities. The increase in account receivable is primarily attributed to an increase in invoiced customer revenue. The decrease in accounts payable and accrued liabilities was primarily due to the timing of vendor payments.

Cash used by operating activities in the six months ended June 30, 2009, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, impairment charge, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2009 was $2.0 million and consisted of a net loss of $3.3 million, adjustments for non-cash items of $2.4 million and cash used by working capital and other activities of $1.1 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $1.0 million of share-based compensation expense, and a $0.2 impairment charge. In addition, changes in working capital activities primarily consisted of a net decrease of $3.2 million in accounts payable and accrued and other current liabilities partially offset by a $2.1 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of an indemnification settlement and its related legal costs of $1.1 million that were accrued in 2008 but paid in 2009. The decrease in accounts receivable is attributed to less revenue from invoiced customers as compared to the previous quarter and successful collection efforts.

Investing Activities

Cash provided by investing activities in the first half of 2010 of $2.1 million was primarily attributed to $3.8 million of net proceeds from investments, partially offset by $1.9 of capital expenditures. Capital expenditures for the first half of 2010 consisted of $0.8 million for equipment received in 2009, for which a liability was accrued in 2009, $0.7 million for equipment acquired during the first half of 2010, and an investment of $0.4 million in internally developed software related to our AdCenter platform technology.

Cash provided by investing activities in the first half of 2009 of $3.7 million was attributed to net proceeds from investments of $4.1 million and $0.3 million of proceeds related to the sale of certain consumer assets, partially offset by $0.7 million for capital expenditures. Our first half of 2009 capital expenditures consisted of an investment of $0.6 million in internally developed software related to our AdCenter platform technology. During the six months ended June 30, 2009, most of our $0.6 million investment in computer equipment was financed with capital leases.

Financing Activities

Cash used by financing activities of $0.7 million and $0.5 million in the first half of 2010 and 2009, respectively, is attributed to scheduled capital lease and note payable payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.3 million at June 30, 2010, related to security of a building lease.

On April 30, 2010, our master equipment lease agreement with CNB of $5.0 million expired. As of June 30, 2010, we had drawn down approximately $4.9 million of the available lease line of credit. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which we were in compliance as of June 30, 2010.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of June 30, 2010, we are in compliance with both agreements with CNB.

In December 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Condensed Consolidated Financial Statements. In March 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million was released by Cisco and terminated in May 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for our Company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and Form 10-Q, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended June 30, 2010, there were no material weaknesses identified in the design and operation of our internal controls.

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

We have updated our risk factors regarding our revenue concentration, operating profitability/losses, concentrations of search advertisers and distribution network partners, downward pressure on our match rate and/or revenue-per-click, upgrading products and services and adapting to our rapidly changing environment, credit facilities, compliance with NASDAQ listing requirements, any failure in the performance of our key production systems, dependence on internet service providers and third party technology providers, and current economic conditions set forth below, and included a risk factor regarding international sales. Other than the aforementioned changes, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the year ended December 31, 2009 and six months ended June 30, 2010. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, such as the current financial crisis, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue has been concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009, and 8% of net revenue and 71% of Publisher Solutions revenue for the six months ended June 30, 2010. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, we amended the Agreement, effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010, IAC notified the Company that, in accordance with the Sixth Addendum to the Agreement, it intends to extend the term of the Agreement on a monthly basis up to August 31, 2010. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $4.9 million, or 10%, for the year ended December 31, 2009, and $0.8 million, or 3%, for the six months ended June 30, 2010. IAC has not indicated to us intent to terminate these separate distribution agreements. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

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

Our Future Success Depends on Sales to, and the Management of International Customers

A growing portion of our revenue is derived from sales to international customers. Sales to non-U.S. customers accounted for approximately 38% of our revenue for the six months ended June 30, 2010, as compared to 13% in the six months ended June 30, 2009.

Managing our growing group of customers outside the U.S. presents various challenges, including, but not limited to:

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

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network has been concentrated, with the one and four largest distribution network partners accounting for approximately 26% and 48% of our Advertiser Networks revenue for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated an operating profit in the second quarter of 2010, but have generated significant losses in the past and may be unable to maintain operating profitability in the future. Failure to maintain operating profitability could result in a decline in our stock price

We had net income of approximately $0.7 million and $0.1 million for the three and six months ended June 30, 2010, respectively, and as of June 30, 2010, our accumulated deficit was approximately $234.9 million. We may be unable to maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience downward pressure on our match rate and/or revenue-per-click, or we are unable to rebuild our match rate, and/or revenue-per-click, our financial results may suffer

We have experienced, and may in the future experience, downward pressure on our average revenue-per-click (“RPC”) and average match rate, which is the rate at which our paid listings are matched against search queries from distribution network partners, due to various market segment, customer, and channel factors. We may experience decreases in RPC or average match rate in the future for many reasons, including a change in customer mix, the erosion of our advertiser base, the reduction in average advertiser spend, the reduction in the number of listings purchased by search advertising customers, the reduction of bids on keywords, changes in the composition of our distribution network or other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

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

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer

The online search advertising industry continues to evolve and we will need to continue developing new and upgraded products and services, and adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New search advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our Advertising Network. For example, certain performance measurement tools for referring websites have recently been employed by a small group of our customers. These tools only count clicks from certain recognized referring sites and do not count clicks from some of our distribution partners, resulting in lower paid clicks. In addition, competition from other web businesses may prevent us from attracting substantial traffic to our services. Also, we may inaccurately predict the direction of the online search advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. In recent years, we have experienced significant restructurings and turnover in our management team that has placed additional burdens on our remaining personnel. Over the past ten months, our General Counsel, Chief Executive Officer and Vice President and General Manager, Advertising Platforms have all left the Company. We cannot insure that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our ability to obtain new credit facilities may adversely affect the way we conduct our business

On April 30, 2010, our bank lease line expired. We may need to enter into additional credit facilities in the future to operate the business. The recent global financial crisis, further financial institution failures, as well as our history of operating losses, may make it more difficult for us to obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

If we do not comply with the financial covenants in our credit agreements, our financial condition could be adversely affected.

Our credit facilities contain provisions that could limit our ability to, among other things, incur, create or assume additional debt, sell or otherwise dispose of our or any of our subsidiary’s assets, or consolidate or merge with or into, or acquire the obligations or stock of, or any other interest in, another person. In addition, our credit facilities contain financial covenants that require us to maintain specified levels of tangible net worth and liquid assets. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to satisfy these covenants. If we fail to comply with these covenants, we may be required to identify restricted cash equal to our outstanding capital lease balance plus our outstanding standby letter of credit (“SBLC”) or, in the event of default, we may be required to pay the lenders cash in an amount equal to the capital lease balance. Paying such cash balances could have a material adverse effect on the Company’s financial condition.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party data center could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. We do not have back-up facilities for our San Francisco, California headquarters, where the majority of our employees reside. We completed the transition of our data center to a new location in Sacramento, California in May 2010. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

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

We currently have an agreement with Raging Wire Enterprise Solutions, Inc. (“Raging Wire”) to house equipment for web serving and networking and to provide network connectivity services. We terminated our relationship with Savvis and completed our relocation of equipment in May 2010. We also have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account and web serving systems at separate locations. Accordingly, our operations depend on Raging Wire to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism and similar events. Raging Wire does not guarantee that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize and record revenue would suffer.

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

Risks Related to the Capital Market

Our securities may be delisted

The NASDAQ Stock Market requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On March 9, 2010, NASDAQ sent us a letter stating that we were out of compliance with that requirement and that we had until September 7, 2010, to regain compliance by having our common stock close at or above the $1.00 per share minimum closing bid price for 10 consecutive trading days. On April 26, 2010, we received a letter from NASDAQ stating that we had regained compliance with the minimum closing bid price requirement and that the matter was closed. However, should our stock price again close under the $1.00 per share minimum closing bid price for 30 consecutive days, we could again be deemed out of compliance with the minimum closing bid price requirement and be forced to consider various actions to regain compliance, including a reverse stock split of our common stock. No assurance can be given that we will remain in compliance with all of the NASDAQ Stock Market’s continued listing requirements. If delisting were to occur, our securities will not enjoy the same liquidity as shares that are traded on the NASDAQ Stock Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline.

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

Dated: August 5, 2010

By:	/S/ STEPHEN C. MARKOWSKI
Stephen C. Markowski
Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on March 2, 2007).

10.47*	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006.

10.78*	Paid Listings Agreement between the Registrant and Parked.com dated March 13, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith
(++)	Management contract or compensatory plan or arrangement.