Form 10-Q
period 2010-09-30
LOOKSMART LTD
filed 2010-11-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 29, 2010, there were 17,220,543 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,297	$22,933
Short-term investments	4,497	4,780

Total cash, cash equivalents and short-term investments	26,794	27,713
Trade accounts receivable, net	3,316	3,990
Prepaid expenses and other current assets	896	847

Total current assets	31,006	32,550
Property and equipment, net	3,411	3,717
Capitalized software and other assets, net	1,871	2,080

Total assets	$36,288	$38,347

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,331	$2,918
Accrued liabilities	3,247	5,477
Deferred revenue and customer deposits	987	1,113
Current portion of capital lease obligations	1,180	1,272

Total current liabilities	7,745	10,780
Capital lease and other obligations, net of current portion	1,146	1,646

Total liabilities	8,891	12,426

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at September 30, 2010 and December 31, 2009; Issued and Outstanding: none at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; Authorized: 80,000 shares and 200,000 shares at September 30, 2010 and December 31, 2009, respectively; Issued and Outstanding: 17,221 shares and 17,145 shares at September 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	261,607	260,981
Accumulated other comprehensive gain	—	3
Accumulated deficit	(234,227)	(235,080)

Total stockholders’ equity	27,397	25,921

Total liabilities and stockholders’ equity	$36,288	$38,347

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$11,275	$12,543	$37,578	$39,020
Cost of revenue	6,324	8,654	22,885	24,746

Gross profit	4,951	3,889	14,693	14,274

Operating expenses:
Sales and marketing	954	1,474	3,383	4,313
Product development and technical operations	2,181	2,419	7,098	7,517
General and administrative	1,177	1,772	3,613	7,444
Restructuring charge	—	307	—	536
Impairment charge	—	—	—	180

Total operating expenses	4,312	5,972	14,094	19,990

Income (loss) from operations	639	(2,083)	599	(5,716)
Non-operating income (loss), net	(10)	10	(8)	86

Income (loss) from continuing operations before income taxes	629	(2,073)	591	(5,630)
Income tax expense	—	—	5	8

Income (loss) from continuing operations	629	(2,073)	586	(5,638)
Income from discontinued operations, net of tax	89	132	267	371

Net income (loss)	$718	$(1,941)	$853	$(5,267)

Net income (loss) per share - Basic
Income (loss) from continuing operations	$0.04	$(0.12)	$0.03	$(0.33)
Income from discontinued operations, net of tax	—	0.01	0.02	0.02

Net income (loss) per share - Basic	$0.04	$(0.11)	$0.05	$(0.31)

Net income (loss) per share - Diluted
Income (loss) from continuing operations	$0.04	$(0.12)	$0.03	$(0.33)
Income from discontinued operations, net of tax	—	0.01	0.02	0.02

Net income (loss) per share - Diluted	$0.04	$(0.11)	$0.05	$(0.31)

Weighted average shares outstanding used in computing basic net income (loss) per share	17,192	17,120	17,165	17,100

Weighted average shares outstanding used in computing diluted net income (loss) per share	17,261	17,120	17,195	17,100

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$853	$(5,267)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,180	2,191
Share-based compensation	554	1,391
Impairment charge	—	180
Gain from sale of assets and other non-cash charges	(318)	(375)
Changes in operating assets and liabilities:
Trade accounts receivable, net	675	1,106
Prepaid expenses and other current assets	(129)	506
Trade accounts payable	(587)	(808)
Accrued liabilities	(1,296)	(2,047)
Deferred revenue and customer deposits	(126)	(188)
Other long-term obligations	84	(882)

Net cash provided by (used in) operating activities	1,890	(4,193)

Cash flows from investing activities:
Purchase of short-term investments	(8,994)	(12,628)
Proceeds from sale of short-term investments	9,262	10,944
Proceeds from sale of equipment	67	—
Payments for property and equipment and capitalized software development	(2,126)	(915)
Proceeds from contingent purchase consideration of certain consumer assets	266	399

Net cash used in investing activities	(1,525)	(2,200)

Cash flows from financing activities:
Principal payments of notes	—	(51)
Principal payments of capital lease obligations	(1,039)	(746)
Proceeds from issuance of common stock	38	14

Net cash used in financing activities	(1,001)	(783)

Decrease in cash and cash equivalents	(636)	(7,176)
Cash and cash equivalents, beginning of period	22,933	22,393

Cash and cash equivalents, end of period	$22,297	$15,217

Supplemental disclosure of noncash activities
Assets acquired through capital lease obligations	$363	$1,351
Property and equipment received and liability accrued	$—	$5
Increase in other assets associated with the contingent purchase consideration of certain consumer assets	$—	$5

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, the Company sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At September 30, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2010 and the results of operations for the periods shown. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended September 30, 2010, are not necessarily indicative of results to be expected for the full year.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist that we are aware of. The Company pays distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance for adjustments and refunds included in trade receivables, net is $0.1 million and insignificant at September 30, 2010 and December 31, 2009, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million and $0.1 million at September 30, 2010 and December 31, 2009, respectively. Bad debt expense (benefit) included in sales and marketing expense is insignificant for the three and nine months ended September 30, 2010, and ($0.1) million and $0.1 million for the three and nine months ended September 30, 2009, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2010 and December 31, 2009, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at September 30, 2010 and December 31, 2009. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	September 30, 2010	December 31, 2009
Company 1	13%	16%
Company 2	12%	*	*

**	Less than 10%

Revenue Concentrations

The following table reflects revenue from customers in countries or regions that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	57%	86%	60%	87%
Europe, Middle East and Africa	33%	* *	25%	* *
Canada	* *	11%	11%	10%

**	Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Advertiser Networks	92%	94%	93%	92%
Publisher Solutions	8%	6%	7%	8%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Company 1	*	*	15%		*	*	17%
Company 2	21%		*	*	14%		*	*
Company 3	*	*	*	*	10%		*	*
Company 4	11%		*	*	*	*	*	*
Company 5	*	*	10%		*	*	10%

**	Less than 10%

For the three and nine months ended September 30, 2010, IAC Search and Media (“IAC” or “Company 1”) accounted for 8% of net revenue, and 74% and 72%, respectively, of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, the Company and IAC further amended the Agreement (“Sixth Addendum”), effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010 and August 12, 2010, IAC notified the Company that, in accordance with the Sixth Addendum to the Agreement, it intended to extend the term of the Agreement on a monthly basis up to August 31, 2010 and September 30, 2010, respectively. On September 30, 2010, IAC and the Company signed a Seventh Addendum (“Seventh Addendum”) to the Agreement. The Seventh Addendum became effective October 1, 2010 and, among other things, extends the term of the Agreement through October 31, 2010. In addition, the Seventh Addendum allows IAC to extend in one-month intervals up to a maximum six months.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for 10% or more of the total traffic acquisition costs (“TAC”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Distribution Partner 1	15%		*	*	16%		*	*
Distribution Partner 2	*	*	*	*	*	*	13%
Distribution Partner 3	14%		*	*	11%		11%
Distribution Partner 4	*	*	11%		*	*	10%
Distribution Partner 5	13%		*	*	*	*	*	*
Distribution Partner 6	*	*	11%		*	*	*	*

**	Less than 10%

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

Intangible Assets with Definite Lives

The Company amortizes acquired intangible assets with definite lives over periods from two to seven years and the amortization expense is primarily classified as cost of revenue in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

The Company also enters into agreements of varying durations with third party affiliates. These affiliate agreements provide for variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks.

The Company records TAC expenses as cost of revenue and are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Condensed Consolidated Statements of Operations over the requisite service periods. Share-based compensation recognized for the three and nine months ended September 30, 2010 were $0.2 million and $0.6 million, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, which was related to stock grants, options and employee stock purchases.

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

As of September 30, 2010 and December 31, 2009, all of the Company’s accounts receivable, intangible assets and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report that are of material significance, or have potential material significance, to the Company.

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

2. Discontinued Operations

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued operations. The Company completed the dissolution of these entities in 2009. During the three and nine months ended September 30, 2009, the loss related to the liquidation of the Company’s foreign legal entities was not significant. As of September 30, 2010 and December 31, 2009, there were no net assets related to the discontinued foreign legal entities.

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

As of September 30, 2010 and December 31, 2009, the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$8

Gross profit	$—	$—	$—	$8
Total operating expenses:
Product development and technical operations expense	—	2	—	41

Gain on disposal	89	134	267	404

Net income from discontinued operations	$89	$132	$267	$371

Furl

In the first quarter of 2008, the Company’s management made the decision to exit the remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. As a result, beginning in the first quarter of 2008, Furl assets, consisting of property and equipment, capitalized software, goodwill and intangible assets, were accounted for as “assets held for sale.” In the fourth quarter of 2008, the Company determined that the Furl assets were fully impaired due to the lack of marketability and the decision to wind down the Furl operations. As a result, the Company recognized an impairment charge of $1.4 million during 2008. On February 26, 2009, the Company sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). The Company determined the warrant received had no significant value and did not record a gain on the disposal. The Furl assets had no net book value. The warrant expired unexercised in February 2010.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in 2010. Contingent purchase consideration has been classified as gain on disposal.

3. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value by significant investment category as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010				December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$11,274	$—	$—	$11,274	$4,460	$—	$—	$4,460

Cash equivalents
Money market mutual funds	24	—	—	24	10,074	—	—	10,074
Certificates of deposit	1,500	—	—	1,500	2,000	—	—	2,000
Commercial paper	9,499	—	—	9,499	6,399	—	—	6,399

Total cash equivalents	11,023	—	—	11,023	18,473	—	—	18,473

Total cash and cash equivalents	22,297	—	—	22,297	22,933	—	—	22,933

Short-term investments:
Corporate bonds	—	—	—	—	2,887	3	—	2,890
Certificates of deposit	1,000	—	—	1,000	490	—	—	490
Commercial paper	3,497	—	—	3,497	1,400	—	—	1,400

Total short-term investments	4,497	—	—	4,497	4,777	3	—	4,780

Total cash, cash equivalents and short-term investments	$26,794	$—	$—	$26,794	$27,710	$3	$—	$27,713

Realized gains and realized losses were not significant for the three and nine months ended September 30, 2010 and there were no realized gains or realized losses for the three and nine months ended September 30, 2009. As of September 30, 2010 and December 31, 2009, there were no unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2010 and December 31, 2009 were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2010 and 2009, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Other prepaid expenses	$635	$538
Income taxes receivable	172	172
Other current assets	89	137

Total	$896	$847

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,096	$(5,974)	$3,122	$10,920	$(7,516)	$3,404
Furniture and fixtures	75	(58)	17	74	(55)	19
Software	1,239	(1,218)	21	1,260	(1,247)	13
Leasehold improvements	308	(57)	251	288	(7)	281

Total	$10,718	$(7,307)	$3,411	$12,542	$(8,825)	$3,717

Depreciation expense on property and equipment for the three and nine months ended September 30, 2010, including property and equipment under capital lease, was approximately $0.5 million and $1.3 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September 30, 2009, including property and equipment under capital lease, was approximately $0.5 million and $1.5 million, respectively. Equipment under capital lease totaled $4.3 million and $4.4 million as of September 30, 2010 and December 31, 2009, respectively. Depreciation expense on equipment under capital lease was $0.3 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, and was $0.3 million and $0.8 million for the three and nine months ended September 30, 2009, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.5 million and $1.8 million as of September 30, 2010 and December 31, 2009, respectively.

6. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,051	$(4,291)	$1,760	$5,499	$(3,449)	$2,050
Amortizable purchased technology	78	(78)	—	78	(78)	—
Other assets	111	—	111	30	—	30

	$6,240	$(4,369)	$1,871	$5,607	$(3,527)	$2,080

Capitalized Software

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively.

Purchased Technology

Amortizable purchased technology had an estimated useful life of three years. Amortization expense related to purchased technology was not significant for the three and nine months ended September 30, 2009, and has been classified as discontinued operations.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Accrued distribution and partner costs	$1,845	$2,957
Accrued compensation and related expenses	693	839
Accrued legal costs and other professional service fees	281	376
Accrued legal proceedings liability	339	339
Accrued equipment purchases	—	806
Other	89	160

Total accrued liabilities	$3,247	$5,477

See Note 10, Commitments and Contingencies, for complete discussion of the accrued legal proceedings liability.

8. Lease Restructuring

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities that expired in November 2009, incurring lease restructuring costs related to closing these facilities and entering into various subleases. During the three and nine months ended September 30, 2009, the Company amortized $0.3 million and $0.9 million, respectively, of accrued lease restructuring costs to operating expenses. The Company had no lease restructuring costs accrued at September 30, 2010 and December 31, 2009.

9. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Capital lease obligations	$2,161	$2,838
Deferred rent	165	80

Total capital lease and other obligations	2,326	2,918
Less: current portion of capital lease obligations	(1,180)	(1,272)

Capital lease and other obligations, net of current portion	$1,146	$1,646

Capital Lease Obligations

City National Bank (CNB)

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of September 30, 2010.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of September 30, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 10).

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

10. Commitments and Contingencies

As of September 30, 2010, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Three months ending December 31, 2010	$344	$144	$488
Years ending December 31,
2011	1,185	496	1,681
2012	617	517	1,134
2013	145	536	681
2014	—	557	557

Total minimum payments	2,291	$2,250	$4,541

Less: amount representing interest	(129)

Present value of net minimum payments	2,162
Less: current portion	(1,180)

Long-term portion of capital lease obligations	$982

Operating Lease

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

Letters of Credit

At September 30, 2010, the Company has an outstanding SBLC related to the security of a building lease for $0.3 million. At December 31, 2009, the Company had outstanding SBLCs related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. In March 2010, the equipment lease requiring the $0.2 million SBLC was cancelled and the SBLC was released by the vendor and terminated in May 2010. The remaining SBLC contains two financial covenants, with which the Company was in compliance as of September 30, 2010.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other. As of September 30, 2010 and December 31, 2009, the Company was not in default on either agreement with CNB (see Note 9).

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006 the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting redemption credits expired on April 29, 2009. No charitable organization has submitted a claim for advertising credits to date. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007 the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds remain as an accrued liability at September 30, 2010 and December 31, 2009. As of September 30, 2010, the Company has provided approximately $0.1 million of advertising credits to Class Members.

As of September 30, 2010 and December 31, 2009, the legal proceedings liability of $0.3 million is classified in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets (see Note 7).

11. Stockholders’ Equity

On August 2, 2010, in accordance with a shareholder approval at the Annual Meeting on July 28, 2010, the Company amended its Certificate of Incorporation to reduce the authorized shares of common stock from 200 million shares to 80 million shares.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to an executive officer that became exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of seven or ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 4.5 million and 4.8 million shares of common stock at September 30, 2010 and December 31, 2009, respectively. There were 1.4 million shares available to be granted under the Plans at September 30, 2010.

Share-based compensation expense recorded during the three and nine months ended September 30, 2010 and 2009 was included in the Company’s Unaudited Condensed Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales and marketing	$20	$16	$58	$119
Product development and technical operations	88	127	271	398
General and administrative	114	216	225	874

Total share-based compensation expense	222	359	554	1,391
Amounts capitalized as software development costs	10	16	34	60

Total share-based compensation	$232	$375	$588	$1,451

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2010 was $1.1 million and is expected to be recognized over a weighted-average period of approximately 2.6 years. The total fair value of equity awards vested during the three and nine months ended September 30, 2010 was $0.2 million and $0.6 million, respectively, and $0.4 million and $1.4 million during the three and nine months ended September 30, 2009, respectively.

Option Awards

Stock option activity under the Plans during the periods indicated is as follows for the nine months ended September 30, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	$4.05
Granted	328	1.22
Expired/forfeited	(937)	3.55

Options outstanding at December 31, 2009	3,209	4.05
Granted	7	0.96
Expired/forfeited	(756)	3.88

Options outstanding at March 31, 2010	2,460	3.90
Granted	512	0.96
Expired/forfeited	(176)	4.58

Options outstanding at June 30, 2010	2,796	3.41
Granted	450	1.50
Expired/forfeited	(102)	4.03

Options outstanding at September 30, 2010	3,144	$3.12	6.53	$749

Vested and expected to vest at September 30, 2010	3,118	$3.14	6.53	$538

Exercisable at September 30, 2010	1,955	$3.91	6.31	$211

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

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$0.91 - $ 2.03	1,236	6.93	$1.41	294	$1.30
2.57 - 3.60	1,142	6.39	3.11	915	3.10
3.70 - 4.33	296	6.41	4.09	279	4.08
4.45 - 20.55	470	4.66	7.04	467	7.05

0.91 - 20.55	3,144	6.53	3.12	1,955	3.91

Stock Awards

During the three and nine months ended September 30, 2010, the Company issued 22 thousand and 35 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.49 and $1.32 per share, respectively, under the Plan. During the three and nine months ended September 30, 2009, the Company issued 11 thousand and 45 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.16 and $1.12 per share, respectively, under the Plan.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for each of the three and nine months ended September 30, 2009. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the 1999 Plan.

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was not significant for the three and nine months ended September 30, 2010. As of September 30, 2010, 41 thousand shares have been issued under the 2009 Plan.

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

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility	63.20 - 68.30%	63.55 - 77.25%	61.90 - 68.30%	63.55% - 77.25%
Risk-free interest rate	0.80 -1.70%	1.53 - 1.95%	0.80 - 1.70%	1.53 - 2.85%
Expected term (years)	3.90 - 4.90	4.53 - 5.91	3.81 - 4.90	3.97 -5.96
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$0.77	$0.64	$0.74	$0.70

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

Exercise of Employee Stock Options and Purchase Plans

There were no options exercised in the three and nine months ended September 30, 2010 and 2009. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

12. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value subject to disclosure requirements at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$24	$24	$—
Certificates of deposit	1,500	—	$1,500
Commercial paper	9,499	—	9,499

	11,023	24	10,999

Short-term investments:
Certificates of deposit	1,000	—	1,000
Commercial paper	3,497	—	3,497

	4,497	—	4,497

Total financial assets measured at fair value	$15,520	$24	$15,496

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$10,074	$10,074	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	6,399	—	6,399

	18,473	10,074	8,399

Short-term investments:
Corporate bonds	2,890	—	2,890
Certificates of deposit	490	—	490
Commercial paper	1,400		1,400

	4,780	—	4,780

Total financial assets measured at fair value	$23,253	$10,074	$13,179

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

The Company validates the prices received from the pricing service using various methods including, applicability of FDIC or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2010 and December 31, 2009, the Company did not adjust prices received from the pricing service.

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

Fair Value of Non-Financial Assets

At September 30, 2010 and December 31, 2009, the Company had no non-financial assets to be measured at fair value on a non-recurring basis and subject to disclosure requirements.

13. Related Party Transactions

Dr. Jean-Yves Dexmier, as one of the Company’s Board of Directors members, was paid fees totaling $0.1 million and $0.4 million during the three and nine month periods ended September 30, 2010, respectively, in connection with Dr. Dexmier’s services to the Company. In addition, the Company paid Dr. Dexmier $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively, in connection with Dr. Dexmier’s services to the Company.

14. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Income (loss) from continuing operations	$629	$(2,073)	$586	$(5,638)
Income from discontinued operations	89	132	267	371

Net income (loss)	$718	$(1,941)	$853	$(5,267)

Denominator
Weighted average shares used compute basic EPS	17,192	17,120	17,165	17,100
Effect of dilutive securities:
Dilutive common stock equivalents	69	—	30	—

Weighted average shares used compute diluted EPS	17,261	17,120	17,195	17,100

Net income per share - Basic
Income (loss) from continuing operations	$0.04	$(0.12)	$0.03	$(0.33)
Income from discontinued operations, net of tax	0.00	0.01	0.02	0.02

Net income (loss) per share - Basic	$0.04	$(0.11)	$0.05	$(0.31)

Net income per share - Diluted
Income (loss) from continuing operations	$0.04	$(0.12)	$0.03	$(0.33)
Income from discontinued operations, net of tax	0.00	0.01	0.02	0.02

Net income (loss) per share - Diluted	$0.04	$(0.11)	$0.05	$(0.31)

For the three and nine months ended September 30, 2010, potentially dilutive securities of approximately 2.7 million shares and 2.8 million shares, respectively, have not been considered in the computation of net income per share as the exercise prices of these options were greater than the average market price of common shares for the period.

15. Subsequent Events

IAC migrated its accounts off of our platform at the end of October 2010, and we do not expect to generate additional Publisher Services revenue from this relationship. Similarly, the Company expects its separate Advertiser Network distribution agreements with IAC to be effectively terminated at the same time.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Unaudited Condensed Consolidated Statements of Operations (see Note 2). At September 30, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2010 and December 31, 2009, we placed our cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

We derive our revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. For the three and nine months ended September 30, 2010, IAC Search and Media (“IAC”) accounted for 8% of net revenue, and 74% and 72%, respectively, of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (“the Agreement”), which provides for certain Publisher Solutions services, upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009. On December 22, 2009, we further amended the Agreement (“Sixth Addendum”), effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010 and August 12, 2010, IAC notified us that, in accordance with the Sixth Addendum to the Agreement, it intended to extend the term of the Agreement on a monthly basis up to August 31, 2010 and September 30, 2010, respectively. On September 30, 2010, we further amended the Agreement (“Seventh Addendum”), effective October 1, 2010 to extend the term through October 31, 2010 and to allow IAC to extend the term in one-month intervals up to a maximum six months.

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

We also enter into agreements of varying durations with third party affiliates. These affiliate agreements provide for variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks.

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

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2010

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	$11,275	100.0%	$12,543	100.0%	$(1,268)	(10%)
Cost of revenue	6,324	56.1%	8,654	69.0%	(2,330)	(27%)

Gross profit	4,951	43.9%	3,889	31.0%	1,062	27%

Operating expenses:
Sales and marketing	954	8.5%	1,474	11.8%	(520)	(35%)
Product development and technical operations	2,181	19.3%	2,419	19.3%	(238)	(10%)
General and administrative	1,177	10.4%	1,772	14.1%	(595)	(34%)
Restructuring charge	—	0.0%	307	2.4%	(307)	(100%)

Total operating expenses	4,312	38.2%	5,972	47.6%	(1,660)	(28%)

Income (loss) from operations	639	5.7%	(2,083)	(16.6%)	2,722	(131%)
Non-operating income (expense), net	(10)	(0.1%)	10	0.1%	(20)	(200%)

Income (loss) from continuing operations before income taxes	629	5.6%	(2,073)	(16.5%)	2,702	(130%)
Income tax expense	—	0.0%	—	0.0%	—	0%

Income (loss) from continuing operations	629	5.6%	(2,073)	(16.5%)	2,702	(130%)
Income from discontinued operations	89	0.8%	132	1.1%	(43)	(33%)

Net income (loss)	$718	6.4%	$(1,941)	(15.4%)	$2,659	(137%)

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	$37,578	100.0%	$39,020	100.0%	$(1,442)	(4%)
Cost of revenue	22,885	60.9%	24,746	63.4%	(1,861)	(8%)

Gross profit	14,693	39.1%	14,274	36.6%	419	3%

Operating expenses:
Sales and marketing	3,383	9.0%	4,313	11.1%	(930)	(22%)
Product development and technical operations	7,098	18.9%	7,517	19.3%	(419)	(6%)
General and administrative	3,613	9.6%	7,444	19.1%	(3,831)	(51%)
Restructuring charge	—	0.0%	536	1.3%	(536)	(100%)
Impairment charge	—	0.0%	180	0.5%	(180)	(100%)

Total operating expenses	14,094	37.5%	19,990	51.3%	(5,896)	(29%)

Income (loss) from operations	599	1.6%	(5,716)	(14.7%)	6,315	(110%)
Non-operating income (expense), net	(8)	0.0%	86	0.2%	(94)	(109%)

Income (loss) from continuing operations before income taxes	591	1.6%	(5,630)	(14.5%)	6,221	(110%)
Income tax expense	5	0.0%	8	0.0%	(3)	(38%)

Income (loss) from continuing operations	586	1.6%	(5,638)	(14.5%)	6,224	(110%)
Income from discontinued operations	267	0.7%	371	1.0%	(104)	(28%)

Net income (loss)	$853	2.3%	$(5,267)	(13.5%)	$6,120	(116%)

Revenues

Revenue is derived from our two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$10,397	92%	$11,799	94%	$(1,402)	(12%)
Publisher Solutions	878	8%	744	6%	134	18%

Total revenue	$11,275	100%	$12,543	100%	$(1,268)	(10%)

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$34,930	93%	$35,825	92%	$(895)	(2%)
Publisher Solutions	2,648	7%	3,195	8%	(547)	(17%)

Total revenue	$37,578	100%	$39,020	100%	$(1,442)	(4%)

We recognized $11.3 million and $37.6 million of total revenue during the three and nine months ended September 30, 2010, respectively. Total revenue for the three and nine months ended September 30, 2010 was down 10% and 4%, respectively, from the $12.5 million and $39.0 million recognized during the comparable three and nine months ended September 30, 2009, respectively. Advertiser Network revenue decreased 12% and 2%, to $10.4 million and $34.9 million, during the three and nine months ended September 30, 2010, respectively, from the $11.8 million and $35.8 million recognized during the three and nine months ended September 30, 2009, respectively. Revenue from Publisher Solutions increased by $0.1 million in the third quarter of 2010 and decreased by $0.5 million in the first nine months of 2010 compared to the same periods in 2009.

The Advertiser Networks saw a reduction in paid clicks for the three and nine months ended September 30, 2010. Total paid clicks for the three months ended September 30, 2010 decreased 20% to 175 million compared to 219 million for the third quarter of 2009. During the same three month period, average revenue-per-click (“RPC”) increased 9%, from $0.054 to $0.059. Total paid clicks decreased to 609 million for the nine months ended September 30, 2010, compared to 610 million for the nine months ended September 30, 2009. The average RPC decreased to $0.057 from $0.059 over the same time period, an overall decrease of 3%.

We recognized Publisher Solutions revenue of $0.9 million during the three months ended September 30, 2010, an 18% increase from the $0.7 million recognized during the three months ended September 30, 2009. For the nine months ended September 30, 2010, we recognized $2.6 million of Publisher Solutions revenue, a decrease of 17%, or approximately $0.5 million, from the $3.2 million recognized during the nine months ended September 30, 2009. The increase in Publisher Solutions revenue for the third quarter as compared to the same period in 2009 is attributed to increased revenue from IAC Search and Media, Inc. (“IAC”). Similarly, the decrease in Publisher Solutions revenue for the nine months ended September 30, 2010 period in 2009 is attributed to decreased revenue from IAC partially offset by increased revenue from other customers. IAC represented $0.6 million, or 74% of Publisher Solutions revenue during the three months ended September 30, 2010, compared to the $0.6 million, or 74%, during the three months ended September 30, 2009. IAC represented $1.9 million, or 72%, of Publisher Solutions revenue during the nine months ended September 30, 2010 compared to $2.6 million, or 82%, during the nine months ended September 30, 2009.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For each of the three months ended September 30, 2010 and 2009, two customers combined to account for 32% and 25% of revenue, respectively. For each of the nine months ended September 30, 2010 and 2009, two customers accounted for a combined 25% and 27% of revenue, respectively. One of the two customers for the three and nine months ended September 30, 2009, IAC, notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, prior to the expiration date, IAC and the Company signed a Sixth Addendum (“Sixth Addendum”) to the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”). The Sixth Addendum became effective December 1, 2009 and, among other things, extended the term of the Agreement through August 31, 2010. In addition, the Sixth Addendum allows IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010 and August 12, 2010, IAC notified the Company that, in accordance with the Sixth Addendum, it intended to extend the term of the Agreement on a monthly basis up to August 31, 2010 and September 30, 2010, respectively. On September 30, 2010, IAC and the Company signed a Seventh Addendum (“Seventh Addendum”) to the Agreement. The Seventh Addendum became effective October 1, 2010 and, among other things, extends the term of the Agreement through October 31, 2010. In addition, the Seventh Addendum allows IAC to extend in one-month intervals up to a maximum six months.

Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, was $0.3 million and $1.1 million during the three and nine months ended September 30, 2010, respectively, down 77% and 73% from the $1.3 million and $4.1 million recognized during the same period in 2009. IAC migrated its accounts off of our platform at the end of October 2010, and we do not expect to generate additional Publisher Services revenue from this relationship. Similarly, the Company expects its separate Advertiser Network distribution agreements with IAC to be effectively terminated at the same time.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for each of the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$5,912	52%	$8,117	65%	$(2,205)	(27%)
Other costs	412	4%	537	4%	(125)	(23%)

Total cost of revenue	$6,324	56%	$8,654	69%	$(2,330)	(27%)

Traffic acquisition costs as percentage of Advertiser Network revenue		57%		69%

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$21,336	57%	$23,162	59%	$(1,826)	(8%)
Other costs	1,549	4%	1,584	4%	(35)	(2%)

Total cost of revenue	$22,885	61%	$24,746	63%	$(1,861)	(8%)

Traffic acquisition costs as percentage of Advertiser Network revenue		61%		65%

Our total cost of revenue during the three months ended September 30, 2010 was $6.3 million, lower by $2.3 million, or 27%, from the $8.7 million in the three months ended September 30, 2009. Total cost of revenue during the nine months ended September 30, 2010 was $22.9 million down $1.9 million, or 8%, from the $24.7 million in the nine months ended September 30, 2009.

Our TAC during the three months ended September 30, 2010 was $5.9 million, lower by $2.2 million, or 27% from the $8.1 million in the three months ended September 30, 2009. TAC for the first nine months of 2010 was $21.3 million, down 8%, or $1.8 million, from the $23.2 million in the first nine months of 2009. As a percentage of Advertising Network revenue, TAC for the three months ended September 30, 2010 was 57% compared to TAC of 69% during the same period in 2009. For the nine months ended September 30,

2010, TAC was at 61% of Advertising Network revenue, compared to TAC of 65% during the same period in 2009. The decreased TAC percentages in 2010 is attributable to our continued focus on improving the quality of our traffic to better serve certain advertising customers on our Advertiser Network through optimizing bids/prices paid for different sources of traffic and keywords.

There is no TAC associated with Publisher Solutions revenue and, therefore, Publisher Solutions gross margin percentage is greater than that of Advertiser Network.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, decreased 23%, or $0.1 million, in the three months ended September 30, 2010 in comparison to the same period of 2009, primarily due to the expected cost savings resulting from our move of co-location facilities. Our other costs of revenue decreased an insignificant amount in the nine months ended September 30, 2010 in comparison to the same period of 2009, primarily due to significant duplicate costs incurred during the first half of the year associated with our move of co-location facilities that were partially offset by expected cost savings after the move was successfully completed in May 2010.

Gross profit for the three months ended September 30, 2010, increased 13 percentage points to 44% from the 31% achieved in the three months ended September 30, 2009. The gross profit of 39% for the nine months ended September 30, 2010 increased 2 percentage points from the 37% achieved in the nine months ended September 30, 2009. The increase in gross profit for the three and nine months ended September 30, 2010 is primarily the result of decreasing TAC.

Operating Expenses

Operating expenses consist of the following (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$954	9%	$1,474	12%	$(520)	(35%)
Product development and technical operations	2,181	19%	2,419	19%	(238)	(10%)
General and administrative	1,177	10%	1,772	14%	(595)	(34%)
Restructuring charge	—	0%	307	3%	(307)	(100%)

Total operating expenses	$4,312	38%	$5,972	48%	$(1,660)	(28%)

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$3,383	9%	$4,313	11%	$(930)	(22%)
Product development and technical operations	7,098	19%	7,517	19%	(419)	(6%)
General and administrative	3,613	10%	7,444	19%	(3,831)	(51%)
Restructuring charge	—	0%	536	1%	(536)	(100%)
Impairment charge	—	0%	180	1%	(180)	(100%)

Total operating expenses	$14,094	38%	$19,990	51%	$(5,896)	(29%)

Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales and marketing	$20	$16	$58	$119
Product development and technical operations	88	127	271	398
General and administrative	114	216	225	874

Total share-based compensation expense	222	359	554	1,391
Amounts capitalized as software development costs	10	16	34	60

Total share-based compensation	$232	$375	$588	$1,451

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

Our sales and marketing expenses during the three months ended September 30, 2010, were $1.0 million, down $0.5 million or 35%, from $1.5 million in the same period of 2009. Sales and marketing expenses during the nine months ended September 30, 2010, were $3.4 million, down $0.9 million or 22%, from $4.3 million in the same period of 2009. The reduction in sales and marketing expenses for both the three and nine month periods ended September 30, 2010 is primarily due to lower compensation related expense associated with lower headcount, a decrease in facilities costs attributed to our new headquarters, and a reduction in consulting and professional services.

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

Product development and technical operations and capitalized software development costs were as follows for each of the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$2,357	21%	$2,689	21%	$(332)	(12%)
Capitalized software development costs	(176)	(2%)	(270)	(2%)	94	(35%)

Total product development and technical operations expense	$2,181	19%	$2,419	19%	$(238)	(10%)

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$7,650	20%	$8,470	22%	$(820)	(10%)
Capitalized software development costs	(552)	(1%)	(953)	(3%)	401	(42%)

Total product development and technical operations expense	$7,098	19%	$7,517	19%	$(419)	(6%)

Our product development and technical operations expense, net of capitalized software development costs, during the three months ended September 30, 2010, was $2.2 million, down $0.2 million or 10%, from the $2.4 million in the comparable period of 2009. Product development and technical operations expense, net of capitalized software development costs, for the first nine months of 2010 decreased $0.4 million, from $7.5 million to $7.1 million, compared to the comparable period in 2009. The reduction in product development and technical operations expense, net of capitalized software development costs for both the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, is primarily due to lower facilities costs attributed to our new headquarters, which was offset by lower capitalized software development and increased depreciation expense.

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

Our general and administrative expenses during the three months ended September 30, 2010, were $1.2 million, down $0.6 million or 34%, from $1.8 million for the three months ended September 30, 2009. The reduction is due to lower staffing-related and temporary help costs, including share-based compensation, of $0.2 million and $0.1 million of expenses in the third quarter of 2009 related to the evaluation of strategic growth alternatives that did not recur in the third quarter of 2010, combined with lower facilities costs attributed to our new headquarters and reduced legal and audit expenses. General and administrative expenses for the nine months ended September 30, 2010 decreased $3.8 million or 51%, to $3.6 million compared to $7.4 million in the same period of 2009. The reduction is due to lower staffing-related and temporary help costs, including share-based compensation, of $1.6 million and $1.1 million of expenses in the first nine months of 2009 related to the evaluation of strategic growth alternatives that did not recur in the first nine months of 2010, combined with lower facilities costs attributed to our new headquarters and reduced legal and audit expenses.

Income (Loss) from Operations

The table below sets forth income (loss) from operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income (loss) from operations	$639	6%	$(2,083)	(17%)	$2,722	131%

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income (loss) from operations	$599	2%	$(5,716)	(15%)	$6,315	110%

Our income from operations for the three and nine months ended September 30, 2010, was $0.6, which represented an improvement of $2.7 million and $6.3 million from the respective losses of $2.1 million and $5.7 million for the three and nine months ended September 30, 2009. Results of operations for the three and nine months ended September 30, 2010, were due to the factors discussed above, including but not limited to, lower TAC and operating expenses in the nine months ended September 30, 2010, as compared to the comparable period in 2009.

Other Continuing Operations Items

The table below sets forth other continuing operations data for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$17	0%	$49	0%	$(32)	(65%)
Interest expense	(34)	0%	(39)	0%	5	(13%)
Other income, net	7	0%	—	0%	7	—

Total non-operating income (expense), net	$(10)	0%	$10	0%	$(20)	(200%)

Income tax expense	$—	0%	$—	0%	$—	0%

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$50	0%	$204	1%	$(154)	(75%)
Interest expense	(117)	0%	(118)	0%	1	(1%)
Other income, net	59	0%	—	0%	59	—

Total non-operating income (expense), net	$(8)	0%	$86	1%	$(94)	(109%)

Income tax expense	$5	0%	$8	0%	$(3)	(38%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, decreased an insignificant amount and $0.1 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009. This decrease was primarily driven by a decrease in the average cash and investment balance during the same periods, combined with an insignificant decrease in average yields earned on cash and investment balances for the three and nine months ended September 30, 2010.

Interest expense, primarily consisting of interest paid on capital leases, remained consistent during the three and nine months ended September 30, 2010, compared to the same periods in 2009.

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

Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$89	1%	$132	1%	$(43)	(33%)

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$267	1%	$371	1%	$(104)	(28%)

The following table reflects revenue, gross profit, operating expenses, gain on disposal, and net income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$8

Gross profit	$—	$—	$—	$8
Total operating expenses:
Product development and technical operations expense	—	2	—	41

Gain on disposal	89	134	267	404

Net income from discontinued operations	$89	$132	$267	$371

As a result of our decision in early 2008 to dispose of our consumer assets, the Furl assets, consisting of property and equipment, capitalized software, goodwill and intangibles were accounted for as “assets held for sale.” Later in 2008, we determined that the Furl assets were impaired and recognized an impairment charge of $1.4 million. In February 2009, we sold the Furl assets and received a warrant to purchase 1.3 million shares of the acquirer’s non-marketable common stock at an exercise price of $0.30 per share (in each case, subject to certain adjustments in certain circumstances). We determined the warrants received had no significant value and did not record a gain on the disposal. The warrant expired unexercised in February 2010.

In January 2007, we completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. We recorded contingent purchase consideration of $0.1 million and $0.1 million for the three month periods ended September 30, 2010 and 2009, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration will end in the fourth quarter of 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of September 30, 2010 and December 31, 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Net cash provided by (used) in operating activities	$1,890	$(4,193)	$6,083
Net cash used in investing activities	(1,525)	(2,200)	675
Net cash used in financing activities	(1,001)	(783)	(218)

Decrease in cash and cash equivalents	$(636)	$(7,176)	$6,540

Cash, cash equivalents and short-term investment balances were as follows as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$22,297	$22,933	$(636)
Short-term investments	4,497	4,780	(283)

Total	$26,794	$27,713	$(919)

% of total assets	74%	72%

Total Assets	$36,288	$38,347

At September 30, 2010, we had $26.8 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of commercial paper, time deposits, money market mutual funds and U.S. corporate securities. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $0.9 million to $26.8 million at September 30, 2010, from $27.7 million at December 31, 2009, primarily due to the purchase of property and equipment, payments of capital lease obligations and the decrease of accounts payable and accrued liabilities, partially offset by our positive operating results.

Our primary sources of liquidity are our cash, cash equivalents and short-term investments, and the cash flow we generate from our operations. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, if the IAC AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services is not renewed beyond October 2010, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

In the third quarter of 2009, we launched “post-pay” whereby self-service customers pay for clicks after they occur rather than the prior practice of being billed in advance. The customer’s credit card is charged based on its history of activity and creditworthiness. Through December 31, 2009, this change resulted in a decrease in deferred revenue as those customers with prepaid balances used those funds in their account, and adversely affected our cash flow by $0.5 million as customer deferred balances were used up and new unpaid charges accumulated. The adverse cash flow effect of launching post-pay was substantially complete as of December 31, 2009.

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2010, consisted of our net income adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash provided by operations in the nine months ended September 30, 2010 was $1.9 million and consisted of a net income of $0.9 million, adjustments for non-cash items of $2.4 million and cash used by working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation and amortization expense on property and equipment and internally developed software and $0.6 million of share-based compensation expense, partially offset by a $0.3 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a $1.9 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $0.7 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in account receivable is primarily attributed to a decrease in invoiced customer revenue.

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

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2010 of $1.5 million was primarily attributed to $2.1 million of capital expenditures, partially offset by $0.3 million of net proceeds from investments and $0.3 million of proceeds related to the sale of certain consumer assets. Capital expenditures for the nine months ended September 30, 2010 consisted of $0.8 million for equipment received in 2009, for which a liability was accrued in 2009, $0.8 million for equipment acquired during the first nine months of 2010, and an investment of $0.5 million in internally developed software related to our AdCenter platform technology.

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

Financing Activities

Cash used by financing activities in the nine months ended September 30, 2010 and 2009 of $1.0 million and $0.8 million, respectively, is attributed to scheduled capital lease and note payable payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by CNB of approximately $0.3 million at September 30, 2010, related to security of a building lease.

On April 30, 2010, our master equipment lease agreement with CNB of $5.0 million expired. As of April 30, 2010, we had drawn down approximately $4.9 million of the available lease line of credit. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which we were in compliance as of September 30, 2010.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other. As of September 30, 2010, we are in compliance with both agreements with CNB.

In December 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Condensed Consolidated Balance Sheets. In March 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million was released by Cisco and terminated in May 2010.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Wall Street Reform and Consumer Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or could be reasonably likely to materially affect, the registrant’s internal control over financial reporting. During the course of our general evaluation of internal controls for the quarter ended September 30, 2010, there were no material weaknesses identified in the design and operation of our internal controls.

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

We have updated our risk factors regarding our revenue concentration, operating profitability/losses, concentrations of search advertisers and distribution network partners, downward pressure on our match rate and/or revenue-per-click, upgrading products and services and adapting to our rapidly changing environment, credit facilities, compliance with NASDAQ listing requirements, any failure in the performance of our key production systems, dependence on internet service providers and third party technology providers, and current economic conditions set forth below, and included a risk factor regarding international sales. Additionally, we updated our risk factor regarding intermediary customers and the impact to them and to us of changes in click purchasing methods by large search engine providers. Other than the aforementioned changes, there have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the year ended December 31, 2009 and nine months ended September 30, 2010. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Our overall revenue has been concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009, and 8% of net revenue and 72% of Publisher Solutions revenue for the nine months ended September 30, 2010. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, upon expiration on December 31, 2009. On December 22, 2009, we amended the Agreement (“Sixth Addendum”), effective December 1, 2009, to extend the term through March 31, 2010, and to allow IAC to extend the term in one-month intervals up to a maximum period of six months. On June 16, 2010 and August 12,2010, IAC notified the Company that, in accordance with the Sixth Addendum to the Agreement, it intended to extend the term of the Agreement on a monthly basis up to August 31, 2010 and September 30, 2010, respectively. On September 30, 2010, we further amended the Agreement (“Seventh Addendum”), effective October 1, 2010 to extend the term through October 31, 2010 and to allow IAC to extend the term in one-month intervals up to a maximum six months. Advertiser Network revenue derived from IAC, which is covered under separate distribution agreements, totaled $4.9 million, or 10%, for the year ended December 31, 2009, and $1.1 million, or 3%, for the nine months ended September 30, 2010. IAC migrated its accounts off of our platform at the end of October 2010, and we do not expect to generate additional Publisher Services revenue from this relationship. Similarly, the Company expects its separate Advertiser Network distribution agreements with IAC to be effectively terminated at the same time. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers are intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers; changes in the purchasing patterns of these search engine providers could adversely affect our business and results of operations

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers are intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. If these large search engine providers cease purchasing clicks from these intermediary customers or significantly alter their purchasing methods, the intermediary customers could reduce the amount of clicks they purchase from us, or cease altogether purchasing clicks from us, and that could have a material adverse effect on our business and results of operations.

Our Future Success Depends on Sales to, and the Management of International Customers

A growing portion of our revenue is derived from sales to international customers. Sales to non-U.S. customers accounted for approximately 43% of our revenue for the nine months ended September 30, 2010, as compared to 13% in the nine months ended September 30, 2009.

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

To date, foreign exchange exposure from sales has not been material to our operations. Our activities with customers outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies. Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional traffic suitable for our foreign accounts or if regulations governing our international businesses change.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network has been concentrated, with the five largest distribution network partners accounting for approximately 44% and 48% of our Advertiser Networks revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We have generated an operating profit in 2010, but have generated significant losses in the past and may be unable to maintain operating profitability in the future. Failure to maintain operating profitability could result in a decline in our stock price

We had net income of approximately $0.7 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and as of September 30, 2010, our accumulated deficit was approximately $234.2 million. We may be unable to maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

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

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities and when appropriate, may make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities expand our service offerings, or extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of the company. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities or increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into the company is likely to be expensive, time-consuming and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. In recent years, we have experienced significant restructurings and turnover in our management team that has placed additional burdens on our remaining personnel. Over the past thirteen months, our General Counsel, Chief Executive Officer and Vice President and General Manager, Advertising Platforms have all left the Company. We cannot ensure that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our ability to obtain new credit facilities may adversely affect the way we conduct our business

On April 30, 2010, our bank lease line expired. We may need to enter into additional credit facilities in the future to operate the business. Our history of operating losses may make it more difficult for us to obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

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

Risks Related to Operating in our Industry

Economic conditions, political events, and other circumstances could materially adversely affect the Company

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending in many countries and regions, including without limitation the United States, and may remain depressed for some time. Some of the factors that could influence the levels of consumer spending and, in turn, online advertising, include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior and, in turn, online advertising. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

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

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. As we continue our Section 404 compliance efforts we may identify significant deficiencies, or material weaknesses, in the design and operation of our internal control over financial reporting. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

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

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:

•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,

•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,

•	changes in the number of search advertising customers who do business with us, or the amount of spending per customer,

•	the revenue-per-click we receive from search advertising customers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,

•	change in our traffic acquisition costs (TAC) related to our Advertiser Network, or

•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: November 8, 2010

By:	/S/ STEPHEN C. MARKOWSKI
Stephen C. Markowski

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1*	Restated Certificate of Incorporation.

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on March 2, 2007).

10.79*‡	Seventh Addendum to the May 2005 AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search & Media effective as of October 1, 2010.

10.80*++	Consulting Agreement dated as of November 8, 2010 between the Registrant and Dexline.

10.81*++	Stock Option Agreement effective August 6, 2010 between Registrant and Jean-Yves Dexmier.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith
(++)	Management contract or compensatory plan or arrangement.
(‡)	Material in the exhibit marked with a “****” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.