Form 10-K
period 2010-12-31
LOOKSMART LTD
filed 2011-02-28
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2010, was approximately $19,863,976. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2011, 17,242,091 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2010.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in search advertising network product development,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

•	that we may be unable to maintain or grow sources of revenue,

•	that changes in the distribution network composition may lead to decreases in query volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may not be able to recover from the negative revenue impact from the Yahoo!-Bing Search Alliance,

•	that we may be unable to maintain profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may not be able to effectively manage, or to increase, our relationships with international customers,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

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

LookSmart offers search advertising customers targeted, search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Products and Services

LookSmart’s revenue sources are divided into two categories:

1.	Advertiser Networks

2.	Publisher Solutions

Advertiser Networks

LookSmart develops, markets, and sells premium and performance search advertising products to search advertising customers and related advertising agencies through a variety of pricing models tailored to customer requirements. These search advertising customers reach potential customers with our sponsored search products. Our sponsored search products give search advertising customers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, Category, Geography, Day-parting, or “Run of Network”) to maximize advertiser Return on Investment (“ROI”). Ads are distributed through an extensive network of syndication partners.

LookSmart actively pursues relationships with portals, internet service providers (“ISPs”), media companies, other ad networks, search services and other websites to maintain and increase the distribution of our advertiser’s search advertisements.

These relationships are key drivers of our growth because more distribution typically results in more online search advertising revenues. We derive the majority of our traffic from our pay-per-click (“PPC”) distribution network partners. Each click is verified through our proprietary network traffic monitoring and management process, as well as third-party technologies and tools.

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

In the fourth quarter of 2010, we began to offer certain search advertising customers the option to purchase advertising on a per view basis, in addition to or in replacement of purchases on a per click basis. We intend to expand our per view offering in 2011 and to develop programs offering purchase on a per action and lead basis.

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

In 2010, we introduced the LookSmart Quality Manifesto, a commitment to our advertisers, publishers and the entire search marketing community to strive to provide the highest quality search advertising network possible. The introduction of the Quality Manifesto highlights our dedication to finding the best ways to acquire and deliver quality traffic based on values of trust, respect and integrity.

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

We provide relevant content, advertising and technology solutions to advertisers and publishers. Marketing activities are designed to support and grow our business by targeting:

Search Advertising Customers—We deliver online search advertisements to a network of syndicated publishers and search engine partners.

Publishers—We offer a suite of customizable tools and solutions that help publishers grow their audience, search advertiser relationships, and revenue.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2010 we had 52 employees.

On January 7, 2011, our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-time positions, or approximately 35%.

See Item 1A. “Risk Factors” for a further discussion on some of the risks we face related to our employees.

Customers

For the year ended December 31, 2010, our overall revenue was concentrated with two customers that are intermediaries, each accounting for more than 10% of net revenue and 25% in aggregate. For the year ended December 31, 2009, our overall revenue was concentrated with one customer, IAC Search and Media (“IAC”).

For the years ended December 31, 2010 and 2009, IAC accounted for 7% of net revenue and 69% of Publisher Solutions revenue, and 16% of net revenue and 81% of Publisher Solutions revenue, respectively. On May 19, 2009, IAC notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009 but was extended in one month intervals through October 31, 2010 and expired on that date. In addition, Advertiser Network revenue, totaling $4.9 million, or 10%, for the year ended December 31, 2009, and $1.2 million, or 3%, for the year ended December 31, 2010, was derived from IAC under separate distribution agreements which were terminated in October 2010. We do not expect to generate Publisher Solutions or Advertising Network revenue from IAC in the future.

Product Development and Technical Operations Expense

Product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our core technology product, the AdCenter platform. Our product development and technical operations expense, net of capitalized software development costs, was $9.0 million during the year ended December 31, 2010 and $9.8 million during the year ended December 31, 2009.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2009 and 2010. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. Historically, our overall revenue has been concentrated with one customer, IAC Search and Media (“IAC”), accounting for 16% of net revenue and 81% of Publisher Solutions revenue for the year ended December 31, 2009, and 7% of net revenue and 69% of Publisher Solutions revenue for the year ended December 31, 2010. IAC notified us in May 2009 that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement (the “Agreement”), which provides for certain Publisher Solutions services, upon expiration on December 31, 2009, but was extended in one month intervals through October 31, 2010 and expired on that date. In addition, Advertiser Network revenue was derived from IAC under separate distribution agreements, totaling $4.9 million, or 10%, for the year ended December 31, 2009, and $1.2 million, or 3%, for the year ended December 31, 2010, which were terminated in October 2010. We do not expect to generate Publisher Solutions or Advertising Network revenue from IAC in the future. If we are unable to generate significant revenue from our online advertising business, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

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

Our Future Success Depends on Sales to, and the Management of, International Customers

A portion of our revenue is derived from sales to international customers who are headquartered internationally, however our business with them is primarily U.S. based and our transactions are primarily in U.S. dollars.

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

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all. Our distribution network has been concentrated, with the five largest distribution network partners accounting for approximately 44% and 48% of our Advertiser Networks revenue for the years ended December 31, 2010 and 2009, respectively. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We generated an operating profit in 2010, but have generated significant losses in the past and may be unable to maintain operating profitability in the future. Failure to maintain operating profitability could result in a decline in our stock price

We had net income of approximately $1.0 million for the year ended December 31, 2010, and a net loss of $6.2 million for the year ended December 31, 2009. As of December 31, 2010, our accumulated deficit was approximately $234.1 million. We may be unable to maintain profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base and experience an increase in paid clicks across our network and publisher products. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to maintain profitability in the future, which could result in a decline in our stock price.

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

The Yahoo!-Bing Search Alliance integration that was implemented the fourth quarter of 2010 had a negative impact on our Advertiser Networks revenue. Yahoo! partners are our largest customer group, and all partners were affected by significantly lower RPC following the integration that led to reduced payments and consequently lower revenues.

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel. We have experienced significant restructurings and turnover which has placed additional burdens on our remaining personnel. Over the past fifteen months, our General Counsel, Chief Executive Officer, Vice President and General Manager, Advertising Platforms, Chief Financial Officer and Vice President, Advertiser Networks have all left the Company. We cannot ensure that we will be able to retain our key employees or that we can identify, attract and retain highly skilled personnel in the future.

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

Our long-lived assets may be subject to greater risk of impairment if we undergo a change of control limiting the use of our net operating losses

As of December 31, 2010, we had net operating losses (NOLs) amounting to approximately $178.9 million for federal income tax purposes. We can utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce our U.S. federal income tax liability, which may arise even in periods when we incur an accounting loss for reporting purposes. We also include these NOL benefits in the calculation associated with testing for impairment of our long-lived assets. However, our ability to utilize our NOLs for these purposes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if certain ownership changes related to our stock held by 5% or greater shareholders exceeded 50%, measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered not only by merger and acquisition activity, but also by stock repurchases and normal market trading of our common stock. While we have not undergone a change of control under Section 382 since 2003, we were close to the threshold in 2008 and 2009, and no assurance can be given that such a change of control will not occur in the future. Should we undergo such a change of control, our ability to utilize our NOLs to offset future U.S. taxable income and reduce our U.S. federal income tax liability may be limited in certain circumstances. This, in turn, would affect our ability to utilize the NOLs in the calculations associated with testing for impairment of our long-lived assets used in operations, which could result in an increased likelihood of such impairment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company subleases 19,997 square feet of office space for our headquarters in San Francisco, California, under an operating lease expiring on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

The Company leases a sales office in New York, New York, under an operating lease that expires in December 2011.

The Company maintains a data center in Sacramento, California, under a Master Service Agreement and related Service Level Agreement that expires in January 2012.

We believe our existing facilities are suitable for company operations.

ITEM 3.    LEGAL PROCEEDINGS

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.

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

On March 30, 2005, the case was removed to United States District Court for the Western District of Arkansas. On April 4, 2005, plaintiffs U.S. Citizens for Fair Credit Card Terms, Inc. and Savings 4 Merchants, Inc. filed a motion of voluntary dismissal without prejudice. The motion was granted on April 7, 2005. Plaintiffs Lane’s Gifts and Collectibles, L.L.C. and Max Caulfield d/b/a Caulfield Investigations filed a motion to remand the case to state court on April 13, 2005, which was granted in September 2005. In July 2005, defendants, including the Company, petitioned the Eighth Circuit Court of Appeals for an appeal of the remand order, and moved to stay the proceedings while the appeal was pending. The petition was denied on September 8, 2005 and the case was remanded to the Circuit Court of Miller County, Arkansas. The Company was served with discovery requests on October 7, 2005. The Company has filed and/or joined motions to dismiss on the basis of failure to state a claim upon which relief can be granted, lack of personal jurisdiction, and improper venue. Pursuant to the court’s initial scheduling order, plaintiffs had until January 27, 2006 to respond to the motions to dismiss for lack of personal jurisdiction and improper venue; and until September 9, 2006 to respond to the motion to dismiss on the basis of failure to state a claim upon which relief can be granted. However the court entered an order staying all proceedings for a period of 60 days on January 9, 2006. On April 20, 2006, the Court preliminarily approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On July 24 and 25, 2006, the Court had a final settlement hearing on the Google Settlement, and on July 26, 2006, the Court approved the settlement. On April 21, 2006, the Court ordered the remaining defendants, including the Company, to mediation and further stayed the proceedings to September 21, 2006. The Court further extended the stay as to LookSmart until August 16, 2006. The parties thereafter stipulated that the stay would remain in effect while the parties continue to comply with the Court’s order regarding mediation. On January 10, 2007, the Court further extended the stay until May 1, 2007. On or about November 20, 2007, the Plaintiffs and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. On or about November 29, 2007, the Court preliminarily approved the Settlement Agreement and on February 29, 2008, the court entered an order to approve as final the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to establish a Settlement Fund in the amount of up to approximately $2.5 million to be allocated as follows: (a) the Class Member Fund which should not exceed approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel, which shall not exceed the amount of approximately $0.6 million; and (c) the Incentive Award (as hereinafter defined) to the three Class Representatives, which shall not exceed a collective immaterial amount. In the event that the total of the credit claims paid is less than approximately $0.8 million, the difference between the total amount of the credit claims paid and approximately $0.8 million will be paid to charities in the form of advertising credits. Should the total of the credit claims paid to the Settlement Class Members as a group plus any amounts allocated to charities be more than approximately $0.8 million but less than approximately $2.5 million, then the amount if any shall be retained by the Company. Settlement payments from the Class Member Fund will be paid out in advertising credits to members of the Class who file timely claims to participate in the settlement. On December 28, 2007, the Company provided the notices to class members required by the Settlement Agreement who had until February 11, 2008 to file claims. On April 8, 2008, the Company made the Fee Award to Counsel and the Incentive Award payments to plaintiffs’ counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. This estimate may change as a result of the cost of the final settlement arrangement. In addition, during 2007, the Company recovered settlement proceeds from the insurance carrier, which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds have been recorded as an accrued liability at December 31, 2009 and 2010.

Upon the completion of the thirty day appeals period, which ended on March 30, 2008, the Company on April 7, 2008 paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel and the Incentive Award as is stipulated in the Settlement Agreement. As of December 31, 2010, the Company has provided approximately $0.1 million of advertising credits to Class Member and $0.3 million remains recorded as an accrued liability.

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

LookSmart, Ltd. common stock is quoted on the Nasdaq Global Market under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq Global Market for each period indicated:

	HIGH	LOW
2009
First quarter	$1.78	$0.82
Second quarter	$1.56	$1.00
Third quarter	$1.40	$1.01
Fourth quarter	$1.40	$0.95
2010
First quarter	$1.16	$0.88
Second quarter	$1.95	$0.96
Third quarter	$2.35	$1.15
Fourth quarter	$2.48	$1.86
2011
First quarter (through February 18, 2011)	$2.26	$1.47

LookSmart had approximately 4,830 holders of record of common stock as of February 18, 2011. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our outstanding stock options, weighted average exercise prices, and number of stock options available for future grant, under both stockholder-approved stock plans and non-stockholder-approved stock plans will be included in our proxy statement for the 2011 annual meeting of stockholders, and is hereby incorporated by reference into this Annual Report.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2010 and 2009.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

•	the possibility that we may fail to preserve our expertise in online advertising,

•	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

•	that we may be unable to maintain or grow sources of revenue,

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

•	that changes in the distribution network composition may lead to decreases in traffic volumes,

•	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

•	that we may not be able to recover from the negative revenue impact from the Yahoo!-Bing Search Alliance,

•	that we may be unable to maintain profitability,

•	that we may be unable to attract and retain key personnel,

•	that we may not be able to effectively manage, or to increase, our relationships with international customers,

•	that we may have unexpected increases in costs and expenses, or

•	that one or more of the other risks described above in the section entitled “Risk Factors” (Item 1A of this Annual Report on Form 10-K) and elsewhere in this report may occur.

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

LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2010 and December 31, 2009, we placed our cash equivalents and investments through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

Revenue Concentrations

Our largest category of customers are a small number of intermediaries, one of which may represent 10% or more of revenue at any given time. These intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers.

For the years ended December 31, 2010 and 2009, IAC Search and Media (“IAC”), accounted for 7% and 16%, respectively, of net revenue and 69% and 81%, respectively, of Publisher Solutions revenue. On May 19, 2009, IAC notified us that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009, but was extended in one month intervals through October 31, 2010 and expired on that date. In addition, Advertiser Network revenue was derived from IAC under separate distribution agreements, accounting for 3% and 10% of Advertising Network revenue for the years ended December 31, 2010 and 2009, respectively, which were terminated in October 2010.

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

As of December 31, 2010, there was no impairment of long-lived assets.

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

Restructuring Charges

We have recorded restructuring charges related to closing of certain leased facilities and severance costs related to workforce reductions. Our judgment is required when estimating when the redundant facilities will be subleased and at what rate they will be subleased.

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

Share-Based Compensation

We recognize share-based compensation costs for all share-based payment transactions, including grants of stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statement of Operations over the requisite service periods.

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

RESULTS OF OPERATIONS

Overview of 2010

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Revenue	$47,479	100.0%	$51,776	100.0%	$(4,297)	(8%)
Cost of revenue	28,832	60.7%	33,351	64.4%	(4,519)	(14%)

Gross profit	18,647	39.3%	18,425	35.6%	222	1%

Operating expenses:
Sales and marketing	4,331	9.1%	5,617	10.8%	(1,286)	(23%)
Product development and technical operations	9,039	19.0%	9,831	19.0%	(792)	(8%)
General and administrative	4,635	9.8%	9,056	17.5%	(4,421)	(49%)
Restructuring charge	—	0.0%	536	1.0%	(536)	(100%)
Impairment charge	—	0.0%	280	0.5%	(280)	(100%)

Total operating expenses	18,005	37.9%	25,320	48.8%	(7,315)	(29%)

Income (loss) from operations	642	1.4%	(6,895)	(13.2%)	7,537	(109%)
Non-operating income (expense), net	(20)	(0.1%)	59	0.0%	(79)	(134%)

Income (loss) from continuing operations before income taxes	622	1.3%	(6,836)	(13.2%)	7,458	(109%)
Income tax (expense) benefit	(5)	0.0%	170	0.3%	(175)	(103%)

Income (loss) from continuing operations	617	1.3%	(6,666)	(12.9%)	7,283	(109%)
Income from discontinued operations	358	0.8%	464	0.9%	(106)	(23%)

Net income (loss)	$975	2.1%	$(6,202)	(12.0%)	$7,177	(116%)

During 2010, revenue decreased 8%, gross profit margin increased four percentage points and operating expenses, excluding impairment and restructuring charges, decreased 27% from 2009, resulting in a 1% increase in gross profit and net income of $1.0 million. The improvement of approximately $7.2 million from the net loss of $6.2 million in 2009 is primarily due to reductions in TAC as a percentage of revenue and operating expenses.

The following developments during 2010 were key to our business performance:

•

Return to Profitability: In the second quarter of 2010, the Company returned to profitability attributed to an increased focus on lowering TAC while increasing traffic quality resulting in higher gross margin combined with operating cost reducing initiatives.

•

Upgrades to Platform: In July 2010, the Company released an important upgrade to the Platform that included real-time click quality scoring that allows further optimization of the traffic delivered to advertisers enabling them to better meet performance metrics.

•

Yahoo!-Bing Search Alliance: The Yahoo!-Bing Search Alliance integration that was implemented in the fourth quarter of 2010 had a negative impact on our Advertiser Networks revenue. Yahoo! partners are our largest customer group, and all partners were affected by significantly lower revenue-per-click (“RPC”) following the integration that led to reduced payments and consequently lower revenues.

•	New Pricing Models: In the fourth quarter of 2010 the Company launched new pricing models that received positive initial response from its direct customer base.

•

Quality Manifesto: In November 2010 the Company launched the Quality Manifesto, a commitment to advertisers and publishers to advance the standards of traffic quality and performance in an effort to deliver superior results.

•	Completed Move into New Corporate Headquarter: In November 2009, the Company relocated to its new headquarters realizing annualized cost savings of approximately $2.0 million.

•

Completed Transition into New Data Center Agreement Realizing Cost Savings: In May 2010, the Company completed the transition to its new data center facility realizing annualized cost savings of approximately $0.5 million.

Revenue

Revenue is derived from our two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2010 and 2009, were as follows (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Advertiser Networks	$44,373	93%	$47,735	92%	$(3,362)	(7%)
Publisher Solutions	3,106	7%	4,041	8%	(935)	(23%)

Total revenue	$47,479	100%	$51,776	100%	$(4,297)	(8%)

The Advertiser Networks saw a reduction in paid clicks for the year ended December 31, 2010. Total paid clicks for the year ended December 31, 2010 decreased 11% to 755 million compared to 853 million for the same period in 2009. During the same period, average RPC increased 5%, from $0.056 to $0.059. Both of these changes were the result of customer mix in the comparable periods.

The decrease in Publisher Solutions revenue is attributed to decreased revenue from IAC Search and Media, Inc. (“IAC”), partially offset by increased revenue from other customers. During the year ended December 31, 2010, IAC represented $2.1 million, or 69%, of Publisher Solutions revenue compared to $3.3 million, or 81%, during the comparable period of 2009.

We continue to be dependent upon a few customers for a significant percentage of our revenue. For the year ended December 31, 2010, our overall revenue was concentrated with two customers that combined to account for 25% of net revenue. For the year ended December 31, 2009, two customers combined to account for 25% of revenue. One of the two significant 2009 customers, IAC, notified us in May 2009, that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009, but was extended in one month intervals until October 31, 2010 and expired on that date.

Advertiser Network revenue derived from IAC, which was covered under separate distribution agreements, was $1.2 million and $4.9 million during the years ended December 31, 2010 and 2009, respectively. These agreements were terminated in October 2010.

Cost of Revenue and Gross Profit

Cost of revenue consists of traffic acquisition costs (“TAC”), costs paid to our distribution network partners, colocation costs, commissions paid to advertising agencies, and credit card fees for the years ended December 31, 2010 and 2009, and were as follows (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$26,836	57%	$31,178	60%	$(4,342)	(14%)
Other costs	1,996	4%	2,173	4%	(177)	(8%)

Total cost of revenue	$28,832	61%	$33,351	64%	$(4,519)	(14%)

Traffic acquisition costs as percentage of Advertiser Network revenue		60%		65%

Our TAC decrease as a percentage of associated revenue in 2010 is attributed optimization of bids/prices paid for different sources of traffic and keywords.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, decreased due to the cost savings resulting from our move of co-location facilities, partially offset by significant duplicate costs incurred during the first half of the year associated with the co-location move itself.

Operating Expenses

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, restructuring charges, and impairment charges for the years ended December 31, 2010 and 2009, and were as follows (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Sales and marketing	$4,331	9%	$5,617	11%	$(1,286)	(23%)
Product development and technical operations	9,039	19%	9,831	19%	(792)	(8%)
General and administrative	4,635	10%	9,056	17%	(4,421)	(49%)
Restructuring charge	—	0%	536	1%	(536)	(100%)
Impairment charge	—	0%	280	1%	(280)	(100%)

Total operating expenses	$18,005	38%	$25,320	49%	$(7,315)	(29%)

Share-based compensation expense for the years ended December 31, 2010 and 2009 was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009
Sales and marketing	$69	$141
Product development and technical operations	322	533
General and administrative	288	943

Total share-based compensation expense	679	1,617
Amounts capitalized as software development costs	41	74

Total share-based compensation	$720	$1,691

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

The reduction in sales and marketing expenses for the year is primarily due to lower compensation related expense associated with lower headcount, a decrease in facilities costs attributed to our new headquarters, and a reduction in consulting and professional services.

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

Product development and technical operations and capitalized software development costs for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$9,746	20%	$10,975	21%	$(1,229)	(11%)
Capitalized software development costs	(707)	(1%)	(1,144)	(2%)	437	(38%)

Total product development and technical operations expense	$9,039	19%	$9,831	19%	$(792)	(8%)

The reduction in product development and technical operations expense, net of capitalized software development costs for the year ended December 31, 2010 compared to the same period in 2009, is primarily due to lower facilities costs attributed to our new headquarters and lower compensation related expense associated with lower headcount, which was offset by lower capitalized software development and increased amortization expense.

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

The reduction in general and administrative expenses for the year ended December 31, 2010 compared to the same period in 2009, is due to lower staffing-related and temporary help costs, including share-based compensation, of $1.8 million and $1.2 million of expenses in 2009 related to the evaluation of strategic growth alternatives that did not recur in 2010, combined with lower facilities costs attributed to our new headquarters and reduced legal and audit expenses.

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$68	0%	$234	0%	$(166)	(71%)
Interest expense	(148)	0%	(158)	0%	10	(6%)
Other income, net	60	0%	(17)	0%	77	(453%)

Total non-operating income (expense), net	$(20)	0%	$59	0%	$(79)	(134%)

Income tax (expense) benefit	$(5)	0%	$170	0%	$(175)	(103%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, decreased $0.2 million in the year ended December 31, 2010 from the year ended December 31, 2009. This decrease was driven by a decrease in the average cash and investment balances and average yields earned during the period.

Interest expense, primarily consisting of interest paid on capital leases, remained consistent during 2010 as compared to 2009.

Income Tax Expense

Due to our utilizable net operating losses and other tax affects, our income tax expense primarily consists of minimum state taxes.

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

Income from discontinued operations, net of tax, for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Dollar Change	% Change
Income from discontinued operations, net of tax	$358	1%	$464	1%	$(106)	(23%)

The following table reflects revenue, gross profit, operating expenses, gain on disposal, and net income from discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Revenue	$—	$8

Gross profit	$—	$8
Product development and technical operations	—	(37)
Gain on disposal	358	493

Net income from discontinued operations	$358	$464

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

In January 2007, we completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. We recorded contingent purchase consideration of $0.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration ended December 31, 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of December 31, 2010 and 2009, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2010	2009	Change
Net cash provided by (used in) operating activities	$2,605	$(3,023)	$5,628
Net cash provided by (used in) investing activities	(2,041)	4,655	(6,696)
Net cash used in financing activities	(1,378)	(1,092)	(286)

Increase (decrease) in cash and cash equivalents	$(814)	$540	$(1,354)

Cash, cash equivalents and short- and long-term marketable investment balances were as follows as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009	Change
Cash and cash equivalents	$22,119	$22,933	$(814)
Short-term investments	3,250	4,780	(1,530)
Long-term investments	1,577	—	1,577

Total	$26,946	$27,713	$(767)

% of total assets	75%	72%

Total assets	$35,725	$38,347

At December 31, 2010, we had $26.9 million of cash, cash equivalents and short- and long-term marketable investments. Cash equivalents and short- and long-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 3 to the Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short- and long-term investments decreased $0.8 million in 2010 primarily due to the purchase of property and equipment, payments of capital lease obligations and the decrease of working capital offset by our positive operating cash flow.

Our primary source of liquidity is our cash, cash equivalents, short- and long-term investments, and cash flow from operations. We believe that our existing cash, cash equivalents, short- and long-term investments and cash from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash provided by operating activities in the year ended December 31, 2010 consisted of our net income adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash provided by operations in the year ended December 31, 2010 was $2.6 million and consisted of a net income of $1.0 million, adjustments for non-cash items of $3.3 million and cash used by working capital and other activities of $1.6 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization expense on property and equipment and internally developed software and $0.7 million of share-based compensation expense, partially offset by a $0.4 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a $2.3 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $0.7 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in account receivable is primarily attributed to a decrease in invoiced customer revenue.

Cash used in operating activities in the year ended December 31, 2009 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, impairment charge, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2009 was $3.0 million and consisted of a net loss of $6.2 million, adjustments for non-cash items of $4.4 million and cash used by working capital and other activities of $1.3 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization expense on property and equipment, intangible assets and internally developed software, $1.6 million of share-based compensation expense and a $0.3 impairment charge, partially offset by a $0.4 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net decrease of $3.3 million in accounts payable and accrued liabilities and a $1.6 million decrease in deferred revenue and customer deposits and other long term liabilities, partially offset by a $2.9 million decrease in accounts receivable and a $0.7 million in prepaid expenses and other current assets. The decrease in accounts payable and accrued liabilities is due to the timing of vendor payments combined with the payment of an indemnification settlement and its related legal costs of $1.1 million that were accrued in 2008 but paid in 2009. The decrease in accounts receivable is attributed to more revenue from credit card customers as compared to the previous year and successful collection efforts.

Investing Activities

Cash used in investing activities during the year ended December 31, 2010 of $2.0 million was primarily attributed to $2.4 million of capital expenditures, partially offset by $0.4 million of proceeds related to the sale of certain consumer assets. Capital expenditures for the year ended December 31, 2010 consisted of $0.8 million for equipment received in 2009, for which a liability was accrued in 2009, $0.9 million for equipment acquired during 2010, and an investment of $0.7 million in internally developed software related to our AdCenter platform technology.

Cash provided by investing activities during the year ended December 31, 2009, of $4.7 million is attributed to net proceeds of investments of $5.4 million and $0.5 million of proceeds related to the sale of certain consumer assets, partially offset by $1.2 million of capital expenditures. Capital expenditures for the year ended December 31, 2009 consisted primarily of an investment of $1.1 million in internally developed software related to our core service offering. During the year ended December 31, 2009, most of our $1.4 million investment in computer equipment was financed with capital leases.

Financing Activities

Cash used by financing activities in the year ended December 31, 2010 of $1.4 million is attributed to scheduled capital lease payments.

Cash used by financing activities in the year ended December 31, 2009 of $1.1 million is attributed to scheduled capital lease and note payable payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.3 million at December 31, 2010, related to security of a building lease.

On April 30, 2010, our master equipment lease agreement with CNB of $5.0 million expired. As of April 30, 2010, we had drawn down approximately $4.9 million of the available lease line of credit.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2010, we are in compliance with both agreements with CNB.

In December 2009, we entered into an Agreement to Lease Equipment (“Lease Agreement”) with Cisco Systems Capital Corporation (“Cisco”), whereby we were to lease from Cisco certain hardware, software and maintenance services. The Lease Agreement provided for the lease of $0.8 million of hardware and software and $0.2 million of maintenance services over a period of three years. In connection with the Lease Agreement, we provided Cisco a SBLC for $0.2 million. As of December 31, 2009, $0.5 million of the equipment and software had been received and is included in property and equipment with an offsetting amount in accrued liabilities in the Consolidated Balance Sheets. In March 2010, we decided, and Cisco agreed, to cancel the Lease Agreement, and we paid the vendor $1.0 million for the hardware, software and maintenance services. No additional costs will be incurred by the Company. The SBLC provided to Cisco for $0.2 million was released by Cisco and terminated in May 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$2,202	$592	$1,053	$557	$—
Capital lease obligations (principal and interest)	1,882	1,120	762	—	—
Purchase obligations	1,083	1,008	75	—	—

	$5,167	$2,720	$1,890	$557	$—

Operating Leases

On August 31, 2009, we entered into an agreement to sublease office space for our headquarters in San Francisco, California, that expires in December 2014. In addition to scheduled base rent payments, we will also be responsible for varying amounts of operating and tax expenses. These operating expenses are not included in the table above.

Capital Leases

We have acquired various computer equipment under capital leases with terms from 36 to 42 months.

Purchase Obligations

Purchase obligations represent an open purchase order for which we have not received the related goods totaling $0.1 million, and a non-cancelable contractual obligation at December 31, 2010. Our non-cancelable contractual obligation is related to data center operations.

In October 2009, we entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term, expiring January 2012. Our contractual obligations under the agreement include recurring charges of $0.9 million each year.

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

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. In some cases, we have obtained insurance providing coverage for loses such as these. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally limited. Notwithstanding the foregoing, the maximum potential liability for any such claim or claims for indemnification is uncertain based on the unique nature of each arrangement. Management believes the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Looksmart, Ltd.

We have audited the accompanying consolidated balance sheets of Looksmart, Ltd (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Looksmart, Ltd. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

February 25, 2011

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,119	$22,933
Short-term investments	3,250	4,780

Total cash, cash equivalents and short-term investments	25,369	27,713
Trade accounts receivable, net	3,267	3,990
Prepaid expenses and other current assets	680	847

Total current assets	29,316	32,550
Long-term investments	1,577	—
Property and equipment, net	3,082	3,717
Capitalized software and other assets, net	1,750	2,080

Total assets	$35,725	$38,347

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,503	$2,918
Accrued liabilities	2,615	5,477
Deferred revenue and customer deposits	1,004	1,113
Current portion of capital lease obligations	1,048	1,272

Total current liabilities	7,170	10,780
Capital lease and other obligations, net of current portion	902	1,646

Total liabilities	8,072	12,426

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at December 31, 2010 and 2009; Issued and Outstanding: none at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; Authorized: 80,000 shares and 200,000 shares at December 31, 2010 and 2009, respectively; Issued and Outstanding: 17,222 shares and 17,145 shares at December 31, 2010 and 2009, respectively	17	17
Additional paid-in capital	261,740	260,981
Accumulated other comprehensive gain	1	3
Accumulated deficit	(234,105)	(235,080)

Total stockholders’ equity	27,653	25,921

Total liabilities and stockholders’ equity	$35,725	$38,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009
Revenue	$47,479	$51,776
Cost of revenue	28,832	33,351

Gross profit	18,647	18,425

Operating expenses:
Sales and marketing	4,331	5,617
Product development and technical operations	9,039	9,831
General and administrative	4,635	9,056
Restructuring charge	—	536
Impairment charge	—	280

Total operating expenses	18,005	25,320

Income (loss) from operations	642	(6,895)
Non-operating income (expense), net
Interest income	68	234
Interest expense	(148)	(158)
Other income (expense), net	60	(17)

Income (loss) from continuing operations before income taxes	622	(6,836)
Income tax (expense) benefit	(5)	170

Income (loss) from continuing operations	617	(6,666)
Income from discontinued operations, net of tax	358	464

Net income (loss)	$975	$(6,202)

Net income (loss) per share—Basic and Diluted
Income (loss) from continuing operations	$0.04	$(0.39)
Income from discontinued operations, net of tax	0.02	0.03

Net income (loss) per share—Basic and Diluted	$0.06	$(0.36)

Weighted average shares outstanding used in computing basic net income (loss) per share	17,179	17,108

Weighted average shares outstanding used in computing diluted net income (loss) per share	17,236	17,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2008	17,075	$17	$259,276	$(4)	$(228,878)	$30,411	$(14,850)

Common stock issued for employee stock purchase plan	12	—	14	—	—	14
Issuance of restricted stock	58	—	63	—	—	63
Share-based compensation	—	—	1,628	—	—	1,628
Comprehensive loss:
Unrealized gain on securities, net	—	—	—	7	—	7	$7
Net loss	—	—	—	—	(6,202)	(6,202)	(6,202)

Balance at December 31, 2009	17,145	$17	$260,981	$3	$(235,080)	$25,921	$(6,195)

Common stock issued upon exercise of stock option	1	—	1	—	—	1
Common stock issued for employee stock purchase plan	41	—	38	—	—	38
Issuance of restricted stock	35	—	46	—	—	46
Share-based compensation	—	—	674	—	—	674
Comprehensive income:
Unrealized loss on securities, net	—	—	—	(2)	—	(2)	$(2)
Net income	—	—	—	—	975	975	975

Balance at December 31, 2010	17,222	$17	$261,740	$1	$(234,105)	$27,653	$973

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$975	$(6,202)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,897	2,888
Share-based compensation	679	1,617
Impairment charge	—	280
Gain from sale of assets and other non-cash charges	(411)	(424)
Deferred rent expense	86	80
Changes in operating assets and liabilities:
Trade accounts receivable	728	2,935
Prepaid expenses and other current assets	103	733
Trade accounts payable	(415)	(1,439)
Accrued liabilities	(1,928)	(1,851)
Deferred revenue and customer deposits	(109)	(480)
Other long-term obligations	—	(1,160)

Net cash provided by (used in) operating activities	2,605	(3,023)

Cash flows from investing activities:
Purchase of investments	(13,322)	(15,217)
Proceeds from sale of investments	13,259	20,577
Proceeds from sale of equipment	71	—
Payments for property, equipment, and capitalized software	(2,402)	(1,243)
Proceeds from contingent purchase consideration of certain consumer assets	353	538

Net cash provided by (used) in investing activities	(2,041)	4,655

Cash flows from financing activities:
Principal payments of notes	—	(63)
Principal payments of capital lease obligations	(1,417)	(1,043)
Proceeds from issuance of common stock	39	14

Net cash used in financing activities	(1,378)	(1,092)

Increase (decrease) in cash and cash equivalents	(814)	540
Cash and cash equivalents, beginning of period	22,933	22,393

Cash and cash equivalents, end of period	$22,119	$22,933

Supplemental disclosure of cash flow information:
Interest paid	$140	$152
Income taxes paid	$4	$6
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$363	$1,635
Property and equipment received and liability accrued	$—	$806
Change in unrealized gain on investments	$(2)	$7

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

The Company offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

The Company also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations (see Note 2). At December 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for 2009 have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

Revenue Recognition

Online search advertising revenue is primarily composed of per transaction fees that the Company charges customers. Revenue also includes revenue share from licensing of private-labeled versions of the Company’s AdCenter Platform.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is $0.2 million and insignificant at December 31, 2010 and 2009, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively. Bad debt expense (benefit) included in sales and marketing expense was not significant for the years ended December 31, 2010 and 2009.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2010 and 2009, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federally insured limits at December 31, 2010 and 2009. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	December 31,
	2010		2009
Company 1	*	*	16%
Company 2	21%		*	*

** Less than 10%

Revenue Concentrations

The following table reflects revenue from customers located in countries or regions that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2010	2009
United States	60%	86%
Europe, Middle East and Africa	27%	* *
Canada	* *	11%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2010	2009
Advertiser Networks	93%	92%
Publisher Solutions	7%	8%

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Year Ended December 31,
	2010	2009
Company 1	* *	16%
Company 2	14%	*	*
Company 3	11%	*	*

** Less than 10%

For the year ended December 31, 2010, IAC Search and Media (“IAC” or “Company 1”) accounted for 7% of net revenue, and 69% of Publisher Solutions revenue. For the year ended December 31, 2009, IAC accounted for 16% of net revenue, and 81% of Publisher Solutions revenue. On May 19, 2009, Ask Sponsored Listings, a division of IAC, notified the Company that it did not intend to renew the May 2005 AdCenter License, Hosting and Support Agreement, which provides for certain Publisher Solutions services (the “Agreement”) upon its expiration. The Agreement, as amended, was scheduled to expire by its terms on December 31, 2009, but was extended in one month intervals through October 31, 2010 and expired on that date. In addition, Advertiser Network revenue derived from IAC under separate agreements, accounting for 3% and 10% of Advertising Network revenue for the years ended December 31, 2010 and 2009, respectively, were terminated in October 2010.

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total traffic acquisition costs (“TAC”):

	Year Ended December 31,
	2010	2009
Distribution Partner 1	17%	* *
Distribution Partner 2	* *	11%
Distribution Partner 3	11%	10%
Distribution Partner 4	* *	11%
Distribution Partner 5	10%	* *

** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

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

Restructuring Charges

The Company has recorded restructuring charges related to closing of certain leased facilities and severance costs related to workforce reductions. Management’s judgment was required when estimating when the redundant facilities would be subleased and at what rate they will be subleased.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and capitalized software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Subject assets are tested for impairment at the lowest level of operations that generate cash flows that are largely independent of the cash flows from those of other groups of asset and liabilities. Management has determined that the equity of its single reporting unit is the lowest level of operation at which independent cash flows can be identified. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to dispose.

In 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

As of December 31, 2010, there was no impairment of long-lived assets.

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

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records TAC expenses as cost of revenue and TAC are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2010 and 2009, were $0.7 million and $1.7 million, respectively, which was related to stock grants, options and employee stock purchases.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and amounted to $0.2 million for each of the years ended December 31, 2010 and 2009.

Product Development Costs

Research of new product ideas and enhancements to existing products are charged to expense as incurred. Costs related to the development of software for internal use, including salaries and associated costs of employment are capitalized after certain milestones have been achieved and amortized over a three year period once the project is placed in service.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Gain (Loss)

Other comprehensive gain (loss) as of December 31, 2010 and 2009 consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

Net Income (Loss) per Common Share

Basic net income (loss) and diluted net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options and warrants.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company operates in a single segment, search advertising, and conducts business worldwide. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of December 31, 2010 and 2009, all of the Company’s accounts receivable, intangible assets, and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance (see Note 10), however, adoption of the updated guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

2.	Discontinued Operations and Dispositions

Foreign Operations

In 2004, the Company’s management made the decision to cease operating and liquidate its then existing foreign legal entities, and reclassified its consolidated financial statements to reflect these foreign entity expenses as discontinued operations. During the year ended December 31, 2009, the loss related to the liquidation of the Company’s foreign legal entities was not significant. The Company completed the dissolution of these entities in 2009. As of December 31, 2010 and 2009, there were no net assets related to the discontinued foreign legal entities.

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

As of December 31, 2010, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects revenue, gross profit, operating expenses, gain on disposal and net income (loss) of discontinued operations for each of the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Revenue	$—	$8

Gross profit	$—	$8
Product development and technical operations	—	(37)
Gain on disposal	358	493

Net income from discontinued operations	$358	$464

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

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration period ended December 31, 2010. Contingent purchase consideration has been classified as gain on disposal.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Cash and Available-for-Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of December 31, 2010 and 2009 (in thousands):

	December 31
	2010	2009
	Amortized Cost and Estimated Fair Value	Amortized Cost and Estimated Fair Value
Cash and cash equivalents:
Cash	$9,435	$4,460

Cash equivalents
Money market mutual funds	35	10,074
Certificates of deposit	2,000	2,000
Commercial paper	10,649	6,399

Total cash equivalents	12,684	18,473

Total cash and cash equivalents	22,119	22,933

Short-term investments:
Corporate bonds	—	2,890
Certificates of deposit	2,250	490
Commercial paper	1,000	1,400

Total short-term investments	3,250	4,780

Long-term investments:
Corporate bonds	1,577	—

Total cash and available-for-sale securities	$26,946	$27,713

Realized gains and realized losses were not significant for either of the years ended December 31, 2010 or 2009. As of December 31, 2010 and 2009, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2010 were less than one year. The contractual maturity of the long term investments is 1.75 years (see Note 12).

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2010 and 2009, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,224	$(6,411)	$2,813	$10,920	$(7,516)	$3,404
Furniture and fixtures	75	(59)	16	74	(55)	19
Software	1,239	(1,220)	19	1,260	(1,247)	13
Leasehold improvements	308	(74)	234	288	(7)	281

Total	$10,846	$(7,764)	$3,082	$12,542	$(8,825)	$3,717

Depreciation expense on property and equipment for the years ended December 31, 2010 and 2009, including cost of property and equipment under capital lease, was $1.8 million and $1.9 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $4.3 million and $4.4 million as of December 31, 2010 and 2009, respectively. Depreciation expense on equipment under capital lease was $1.3 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.8 million and $1.8 million as of December 31, 2010 and 2009, respectively.

5.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,206	$(4,550)	$1,656	$5,499	$(3,449)	$2,050
Amortizable purchased technology	78	(78)	—	78	(78)	—
Other assets	94	—	94	30	—	30

	$6,378	$(4,628)	$1,750	$5,607	$(3,527)	$2,080

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $1.1 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

In the year ended December 31, 2009, purchased technology of $0.3 million was fully impaired because an associated initiative was discontinued.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Accrued distribution and partner costs	$1,473	$2,957
Accrued compensation and related expenses	513	839
Accrued professional service fees	222	376
Accrued equipment purchases	—	806
Other	407	499

Total accrued liabilities	$2,615	$5,477

7.	Restructuring Charges

In May 2009 and September 2009, the Company recorded $0.2 million and $0.3 million, respectively, in pre-tax restructuring charges associated with the termination of employees. All restructuring charges have been classified as such on the Consolidated Statement of Operations. The Company had no restructuring costs accrued at December 31, 2009.

Between 2003 and 2006, the Company vacated portions of its leased headquarter office facilities that expired in November 2009, incurring lease restructuring costs related to closing these facilities and entering into various subleases. During the year ended December 31, 2009, the Company amortized $1.2 million of accrued lease restructuring costs to operating expenses. The Company had no lease restructuring costs accrued at December 31, 2009.

8.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Capital lease obligations	$1,784	$2,838
Deferred rent	166	80

Total capital lease and other obligations	1,950	2,918
Less: current portion of capital lease obligations	(1,048)	(1,272)

Capital lease and other obligations, net of current portion	$902	$1,646

Capital Lease Obligations

City National Bank (CNB)

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of December 31, 2010.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2010 and 2009, the Company was not in default on either agreement with CNB (see Note 10).

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

9.	Income Taxes

The Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2007. The tax years that remain subject to examination in state jurisdictions range from 2006 to 2009. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2010.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the year ended December 31, 2010.

The Company was in a net taxable loss position in 2010. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes. The federal tax benefit in 2009 is related to a net operating loss (“NOL”) carryback refund claim for alternative minimum taxes (“AMT”) paid in a prior year.

Total income tax expense (benefit) of $5,000 and $(170,000) for the years ended December 31, 2010 and 2009, respectively, was allocated to income from continuing operations and is classified as a current provision.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of the net deferred tax asset (“DTA”) are as follows at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$66,595	$65,103
Depreciation and amortization	3,119	4,101
Accruals and reserves	538	502
Tax credits	535	535
Share-based compensation	3,771	3,334

Total deferred tax assets	74,558	73,575
Less: valuation allowance	(74,558)	(73,575)

Total	$—	$—

As of December 31, 2010, the Company has NOL carryforwards, after considering Internal Revenue Code Section 382 limitations, of approximately $178.9 million and $98.7 million for federal and state purposes, respectively. The Company also has AMT credit carryforwards of $0.1 million for both federal and state purposes. The NOL carryforwards will expire at various dates beginning in 2012 through 2030 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Included in the NOL carryforwards are tax benefits resulting from the exercise of stock options totaling $46.8 million and $24.5 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2010 and 2009, due to the uncertainty of deferred tax asset utilization based on the Company’s history of losses. The valuation allowance increased by $1.0 million and 2.0 million for the years ended December 31, 2010 and 2009, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2010 and 2009 is reconciled below:

	December 31,
	2010	2009
Federal tax rate from continuing operations	34.0%	34.0%
State taxes, including permanent differences	0.5%	-0.1%
Change in valuation allowance	-35.2%	-26.1%
Change in state tax rate	0.0%	-4.9%
Other	1.0%	-0.2%

Total	0.3%	2.7%

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Commitments and Contingencies

As of December 31, 2010, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Years ending December 31,
2011	1,120	592	1,712
2012	617	517	1,134
2013	145	536	681
2014	—	557	557

Total minimum payments	1,882	$2,202	$4,084

Less: amount representing interest	(98)

Present value of net minimum payments	1,784
Less: current portion	(1,048)

Long-term portion of capital lease obligations	$736

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

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

Rent expense under all operating leases for the years ended December 31, 2010 and 2009 was $0.6 million and $1.3 million (net of sublease income of $2.5 million for the year ended December 31, 2009), respectively. Rent expense for the year ended December 31, 2009 is net of lease restructuring adjustments related to certain leased facilities (see Note 7).

Letters of Credit

At December 31, 2010, the Company has an outstanding SBLC related to the security of a building lease for $0.3 million. At December 31, 2009, the Company had outstanding SBLCs related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. In March 2010, the equipment lease requiring the $0.2 million SBLC was cancelled and the SBLC was released by the vendor and terminated in May 2010. The remaining SBLC contains two financial covenants, with which the Company was in compliance as of December 31, 2010.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lien on all assets of the Company. As of December 31, 2010 and 2009, the Company was not in default on either agreement with CNB (see Note 8).

Purchase Obligations

At December 31, 2010, the Company had outstanding purchase obligations of $1.1 million relating to an open purchase order for which the Company had not received the related services or goods and a non-cancelable contractual obligation relating to IT data center operations.

In October 2009, the Company entered into a Master Services Agreement and related Service Level Agreement for IT data center services for a two year term, expiring January 2012. The contractual obligations under the agreement include recurring charges of $0.9 million each year.

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

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.

On March 14, 2005, the Company was served with the second amended complaint in a class action lawsuit in the Circuit Court of Miller County, Arkansas. The complaint named eleven search engines and web publishers as defendants, including the Company, and alleged breach of contract, restitution/unjust enrichment/money had and received, and civil conspiracy claims in connection with contracts allegedly entered into with plaintiffs for Internet pay-per-click advertising. The named plaintiffs on the second amended complaint were Lane’s Gifts and Collectibles, L.L.C., U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations.

On July 26, 2006, the Court approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On February 29, 2008, the court approved a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. Pursuant to the Settlement Agreement, the Company established a Settlement Fund in the amount of approximately $2.5 million allocated as follows: (a) a Class Member Fund of approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel of approximately $0.6 million, and (c) an Incentive Award to the three Class Representatives of an immaterial amount that was paid. On April 7, 2008, the Company paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting claims for advertising credits expired on April 29, 2009. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. During 2007, the Company recovered settlement proceeds from its insurance carrier which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds remain as an accrued liability at December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the legal proceedings liability of $0.3 million is classified in accrued liabilities on the Company’s Consolidated Balance Sheets.

11.	Stockholders’ Equity

In August 2010, in accordance with a shareholder approval at the Annual Meeting in July 2010, the Company amended its Certificate of Incorporation to reduce the authorized shares of common stock from 200 million shares to 80 million shares.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of ten years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. The number of shares reserved for issuance under the Plans was approximately 4.5 million and 4.8 million shares of common stock at December 31, 2010 and 2009, respectively. There were 1.6 million shares available to be granted under the Plans at December 31, 2010.

Share-based compensation expense recorded during the years ended December 31, 2010 and 2009 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2010	2009
Sales and marketing	$69	$141
Product development and technical operations	322	533
General and administrative	288	943

Total share-based compensation expense	679	1,617
Amounts capitalized as software development costs	41	74

Total share-based compensation	$720	$1,691

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2010 was $0.8 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair value of equity awards vested during the years ended December 31, 2010 and 2009 was $0.7 million and $1.7 million, respectively.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Awards

Stock option activity under the Plans during the years ended December 31, 2010 and 2009 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2008	3,818	$4.05
Granted	328	1.22
Expired/forfeited	(937)	3.55

Options outstanding at December 31, 2009	3,209	3.90
Granted	998	1.48
Exercised	(1)	0.91
Expired/forfeited	(1,284)	3.63

Options outstanding at December 31, 2010	2,922	$3.20	6.28	$745

Vested and expected to vest at December 31, 2010	2,610	$3.37	6.23	$496

Exercisable at December 31, 2010	1,971	$3.88	6.08	$248

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

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$1.02 – $ 2.12	1,094	6.74	$1.44	313	$1.33
2.57 – 3.60	1,094	6.64	3.10	930	3.10
3.70 – 4.33	282	6.15	4.08	276	4.08
4.45 – 20.55	452	4.38	7.13	452	7.13

1.02 – 20.55	2,922	6.28	3.20	1,971	3.88

Stock Awards

During the years ended December 31, 2010 and 2009, the Company issued 35 thousand and 58 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.32 and $1.10 per share, respectively, under the Plans. The Company recorded share-based compensation for stock awards of $46 thousand and $63 thousand for the years ended December 31, 2010 and 2009, respectively.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), which was approved by the shareholders in July 1999, the Company was authorized to issue up to 520 thousand shares of Common Stock to Employees of the Company. Under the 1999 ESPP, substantially all employees could purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. An offering period was 24 months, composed of four six-month purchase periods. ESPP contributions were limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants were limited to purchasing a maximum of 500 shares per purchase period. ESPP share-based compensation expense under the 1999 ESPP was not significant for the year ended December 31, 2009. As of June 8, 2009, when the 1999 ESPP expired, 490 thousand shares had been issued under the 1999 Plan.

In July 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was not significant for the year ended December 31, 2010. As of December 31, 2010, 41 thousand shares have been issued under the 2009 ESPP.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Year Ended December 31,
	2010	2009
Volatility	64.68%	67.39%
Risk-free interest rate	1.57%	2.25%
Expected term (years)	4.22	4.90
Expected dividend yield	—	—
Weighted average grant date fair value	$0.75	$0.69

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

One option was exercised in the year ended December 31, 2010. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for the year ended December 31, 2010. No options were exercised in the year ended December 31, 2009. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2010 and 2009 were as follows (in thousands):

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$35	$35	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	10,649	—	10,649

	12,684	35	12,649

Short-term investments:
Certificates of deposit	2,250	—	2,250
Commercial paper	1,000	—	1,000

	3,250	—	3,250
Long-term investments:
Corporate bonds	1,577	—	1,577

Total financial assets measured at fair value	$17,511	$35	$17,476

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$10,074	$10,074	$—
Certificates of deposit	2,000	—	2,000
Commercial paper	6,399	—	6,399

	18,473	10,074	8,399

Short-term investments:
Corporate bonds	2,890	—	2,890
Certificates of deposit	490	—	490
Commercial paper	1,400	—	1,400

	4,780	—	4,780

Total financial assets measured at fair value	$23,253	$10,074	$13,179

The Company had an insignificant level 3 investment at December 31, 2009. In February 2010, the level 3 investment, a warrant, expired unexercised.

Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2010 and 2009, the Company did not adjust prices received from the pricing service.

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

13.	Net Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Numerator
Income (loss) from continuing operations	$617	$(6,666)
Income from discontinued operations	358	464

Net income (loss)	$975	$(6,202)

Denominator
Weighted average shares used to compute basic EPS	17,179	17,108
Effect of dilutive securities:
Dilutive common stock equivalents	57	—

Weighted average shares used to compute diluted EPS	17,236	17,108

Net income per share—Basic
Income (loss) from continuing operations	$0.04	$(0.39)
Income from discontinued operations, net of tax	0.02	0.03

Net income (loss) per share—Basic	$0.06	$(0.36)

Net income per share—Diluted
Income (loss) from continuing operations	$0.04	$(0.39)
Income from discontinued operations, net of tax	0.02	0.03

Net income (loss) per share—Diluted	$0.06	$(0.36)

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase common stock are not included in the diluted loss per share calculations if their effect is antidilutive. The antidilutive securities which include potential common stock relating to stock options for the year ended December 31, 2009 were 4,590 shares.

For the years ended December 31, 2010 and 2009, 2.7 million and 3.6 million shares, respectively, of potential common stock related to outstanding stock options have been excluded from the calculation of diluted net income (loss) per share as their respective exercise prices were more than the average market value for the respective periods.

14.	Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions of an insignificant amount and $0.2 million for 2010 and 2009, respectively.

15.	Related Party Transactions

During the year ended December 31, 2010, Dr. Jean-Yves Dexmier was paid fees totaling $0.4 million and $0.1 million in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board, respectively. During the year ended December 31, 2009, Dr. Dexmier was paid fees totaling $0.1 million and $0.3 million in connection with his services as a member of the Company’s Board of Directors and as a special projects consultant to the Board of Directors, respectively.

16.	Subsequent Events

On January 7, 2011, the Board of Directors of the Company approved a plan of termination that resulted in a reduction in its workforce of approximately 20 full-time positions, or approximately 35%. The Company will record $0.9 million in pre-tax restructuring charges in the first quarter of 2011. The cash payments associated with the restructuring liability are expected to be paid through the third quarter of 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Act (the “Act”), which permits the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2011 annual meeting of stockholders (the “2011 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

LOOKSMART, LTD.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$127	$48	$1	$174
Allowance for returns	50	263	110	203
Deferred tax valuaton allowance	73,575	983	—	74,558

Year ended December 31, 2009
Allowance for doubtful accounts	$277	$(61)	$89	$127
Allowance for returns	250	32	232	50
Deferred tax valuaton allowance	71,557	2,018	—	73,575

Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on February 25, 2011:

LOOKSMART, LTD.

By:	/s/ WILLIAM O’KELLY
William O’Kelly Senior Vice President Operations and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Yves Dexmier, William O’Kelly and R. Brian Gibson jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-YVES DEXMIER Jean-Yves Dexmier	Executive Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ WILLIAM O’KELLY William O’Kelly	Senior Vice President Operations and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ R. BRIAN GIBSON R. Brian Gibson	Vice President of Finance (Principal Accounting Officer)	February 25, 2011

/S/ ANTHONY CASTAGNA Anthony Castagna	Director	February 25, 2011

/S/ TERESA DIAL Teresa Dial	Director	February 25, 2011

/S/ MARK SANDERS Mark Sanders	Director	February 25, 2011

/S/ TIMOTHY J. WRIGHT Timothy J. Wright	Director	February 25, 2011

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 9, 2010).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2007).

10.1++	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.2++	Amended and Restated 1998 Stock Plan (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.3++	1999 Employee Stock Purchase Plan as amended (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-129987) filed with the SEC on November 29, 2005).

10.6++	LookSmart, Ltd. 2008 Executive Team Incentive Plan (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

10.7	Zeal Media, Inc. 1999 Stock Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-51408) filed with the SEC on December 7, 2000).

10.8	Wisenut, Inc. 1999 Stock Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-86436) filed with the SEC on April 18, 2002).

10.9++	LookSmart 2007 Equity Incentive Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-144384) filed with the SEC on July 6, 2007).

10.12	Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed with the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on September 14, 1999).

10.18++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.32	Sponsored Links Master Terms and Conditions between the Registrant and eBay, Inc. dated March 12, 2007 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

Number	Description of Document

10.41++	Promotion letter between the Company and its Vice-President, Technology dated September 7, 2007 (Filed with the Company’s Current Report on Form 8-K with the SEC on September 12, 2007).

10.45++	Promotion letter between the Registrant and its Vice President, Finance and Principal Accounting Officer dated July 10, 2007. (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2007).

10.47	Paid Listings License Agreement between the Registrant and Kontera Technologies, Inc. dated July 17, 2006. (Filed with the Company’s Quarterly Report on Form 10-Q with the SEC on August 6, 2010).

10.48+	License Agreement between the Registrant and Oversee.net dated April 1, 2004 (Filed with the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.49	Letter from Oversee.net to the Registrant dated January 21, 2008 terminating Agreement between Registrant and Oversee.net dated April 1, 2004 effective September 30, 2008 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.50+	Backfill Agreement between the Registrant and Internext Media Corp. dated February 8, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.51	Paid Listings License Agreement between the Registrant and PeakClick GMBH dated April 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q May 7, 2010).

10.52	Advertiser Terms and Conditions between the Registrant and MeziMedia dated September 26, 2008 (Filed with the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.53	Paid Listings License Agreement between the Registrant and Wellbourne Limited dated March 15, 2006 (Filed with the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.55++	July 13, 2009 Amendment to the Registrant’s Chief Financial Officer’s Offer Letter (Filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

10.56++	Severance Agreement and General Release between the Registrant and its former Senior Vice President, Corporate Development (Filed with the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.60++	Employment offer letter between the Registrant and its former Chief Financial Officer dated August 1, 2008 (Filed with the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2008).

10.61++	Board Services Agreement between the Registrant and its Director dated July 1, 2008 (filed with the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009).

10.62++	Amendment to offer letter between Registrant and its former Chief Financial Officer dated March 23, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on May 5, 2009).

10.63	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.64++	Amendment to offer letter between the Registrant and its former Chief Financial Officer dated July 13, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2008).

10.65	Master Lease Agreement between the Registrant and City National Bank dated April 6, 2007 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.66	Covenants Rider to the Master Lease Agreement between the Registrant and City National Bank dated September 30, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

Number	Description of Document

10.67	Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Registrant and City National Bank dated August 14, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.68	First Amendment to Supplemental Terms and Conditions Letter between the Registrant and City National Bank dated October 16, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.69‡	Master Services Agreement #12223.0.1 between the Registrant and RagingWire Enterprise Solutions, Inc. effective as of October 30, 2009 (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.70++	Severance Agreement and General Release dated October 15, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2009).

10.71++	Separation Agreement between LookSmart, Ltd. and Edward F. West dated December 14, 2009 (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009).

10.74++	Employment offer letter between the Registrant and its Vice President of Advertising Network Sales dated January 30, 2009 (together with summary of amendment thereto in connection with a salary decrease in June, 2009) (Filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.75++	2009 Employee Stock Purchase Plan (Filed with the Company’s Registration Statement on Form S-8 (File No. 333-165791) filed with the SEC on March 30, 2010).

10.76	Separation Agreement between the Registrant and Michael Schoen dated February 17, 2010 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on February 19, 2010)

10.77‡	Sales Representation Agreement between Registrant and JW Digital, dated October 18, 2009 (filed with the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.78	Paid Listings Agreement between the Registrant and Parked.com dated March 13, 2008 (filed with the Company’s Quarterly Report on Form 10-Q on August 6, 2010).

10.79+	Seventh Addendum to the May 2005 AdCenter License, Hosting and Support Agreement between the Registrant and IAC Search and Media effective as of October (filled with the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

10.80++	Consulting Agreement dated as of November 8, 2010 between the Registrant and Dexline (filed with the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

10.81++	Stock Option Agreement effective August 6, 2010 between Registrant and Jean-Yves Dexmier (filed with the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Please see the signature page of this Report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed herewith

(‡)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.