Form 10-K/A
period 2010-12-31
LOOKSMART LTD
filed 2011-05-02
CIK 1077866

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We are amending and restating in its entirety Part III and supplementing Part IV of the Report. This Form 10-K/A does not reflect events occurring after the filing of the Report and, other than the amendment described above, does not modify or update the disclosures in the Report in any way.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of six directors. One of our directors will be standing for election at our 2011 annual meeting of stockholders:. In addition to the director standing for election in 2011, we have two directors with a term expiring in 2012 and three directors with a term expiring in 2013. Our bylaws provide that the board of directors is divided into three classes. There is no difference in the voting rights of the members of each class of directors. Each class of directors serves a term of three years, with the term of one class expiring at the annual meeting of stockholders in each successive year. There are no family relationships among any directors, nominees for director or executive officers of the Company. The names, ages, positions with the Company and current terms of office of our directors as of April 15, 2011 are as follows:

Name	Age	Position	Expiration of Term
Timothy J. Wright(1)(2)(3)	46	Director	2011
Jean-Yves Dexmier	59	Executive Chairman and Chief Executive Officer	2012
Scott Kauffman	55	Director	2012
Anthony Castagna(1)(2)(3)	63	Director	2013
Teresa Dial(2)(3)	61	Director	2013
Mark Sanders(1)(2)(3)	67	Director	2013

(1)	Member of audit committee

(2)	Member of nominating and governance committee

(3)	Member of compensation committee

Timothy J. Wright has served as one of our directors since August 2005. Mr. Wright has been a General Partner at GrandBanks Capital, an early stage venture capital company based in Newton, Massachusetts. Mr. Wright currently serves on the boards of Exit41 in Andover, MA and Celtra Inc., of Cambridge, MA. Mr. Wright has represented GrandBanks Capital on the board of directors of XKOTO, Inc., a provider of data virtualization solutions sold to Teradata in May 2010. Mr. Wright served as Chief Executive of the EMEA and Asia-Pacific operations of Geac Computer Corporation Limited and as its Chief Technology Officer from May 2004 to March 2006. He also served as Geac’s Senior Vice President, Chief Technology Officer and Chief Information Officer from January 2003 to May 2004. Prior to joining Geac, Mr. Wright served for just over three years as Senior Vice President, Chief Technology Officer and Chief Information Officer at Terra Lycos, a provider of Internet access and content to users worldwide. Prior to working at Terra Lycos, Mr. Wright spent seven years at The Learning Company, a provider of consumer educational and home productivity software, until it was acquired by Mattel, Inc. in 1999. Mr. Wright received a B.S. in Computer Science from City University in London. Mr. Wright’s 25 years of technical experience, including building and running one of the world’s largest collections of web properties for Terra Lycos, enables him to bring deep, relevant technical experience to the board of directors.

Incumbent Directors Whose Terms Continue After the 2011 Annual Meeting

The following individual is an incumbent director whose term expires at the annual meeting of stockholders in 2012:

Jean-Yves Dexmier has served as one of our directors since April 2007, as Executive Chairman of the Board since October 2009, and as our Chief Executive Officer since December 2009. Dr. Dexmier served as Chief Financial Officer for Openwave Systems, Inc. from August 2007 through January 2008. Prior to that, Dr. Dexmier served as Chief Executive and Chair of the Board of Agentis Software from 2001 to 2005. He served as Chief Executive Officer, President and Chief Financial Officer of Informix Software from 1997 to 2000. Dr. Dexmier also served as the Chief Financial Officer of Octel Corporation from 1995 to 1997. From 1994 to 1995 he served as Chief Financial Officer of Air Liquide Americas and from 1991 to 1994 he served as Chief Financial Officer of Thomson Consumer Electronics U.S. Dr. Dexmier received a B.A. in Fundamental Mathematics from Lycee Pasteur, an M.B.A. from Ecole Polytechnique and a Ph.D. in Electronics from Ecole Nationale Superieure de l’Aeronautique et de l’Espace, all

located in France. Dr. Dexmier’s prior history as chief executive officer and chief financial officer of several publicly traded technology companies positions him to contribute extensive operational and financial expertise, as well as leadership skills that are important to the board of directors. In particular, his experience guiding Thomson Consumer Electronics, Octel Communications and Informix Software through a successful turn-around is especially valuable in view of the Company’s needs to restore profitability and growth.

Scott Kauffman has served as one of our directors since April 2011. Mr. Kauffman has served as the President and Chief Executive Officer and a director of Geeknet, Inc, an e-commerce and media public company, from January 2009 to August 2010. From May 2008 to December 2008, Mr. Kauffman was President, Chief Executive Officer and a director of PopTok Ltd., a media software company. From September 2006 to March 2008, Mr. Kauffman was President and Chief Operating Officer and a director of BlueLithium, Inc., an online advertising network that was acquired by Yahoo! Inc. in October 2007. From June 2004 to August 2006, Mr. Kauffman served as President and Chief Executive Officer and a director of Zinio, Inc., a provider of digital publishing and marketing services. Prior to joining Zinio, Mr. Kauffman served as President and Chief Executive Officer and a director of MusicNow LLC, a digital music service, from February 2003 to June 2004. From April 2001 to February 2003, Mr. Kauffman was President and Chief Executive Officer and a director of Coremetrics, Inc., a provider of digital marketing optimization solutions. Mr. Kauffman currently serves on the board of director of MDC Partners Inc. Mr. Kauffman brings extensive relevant industry experience to the board of directors.

The following individuals are incumbent directors whose terms expire at the annual meeting of stockholders in 2013:

Anthony Castagna has served as one of our directors since March 1999. Dr. Castagna has served as a non-executive director of Macquarie Technology Ventures Pty Limited, from 1997 to 2010, an Australian venture capital fund and wholly owned subsidiary of Macquarie Bank Limited, Australia’s largest investment bank, and has served as its independent advisor since 1997. He is also a non-executive director and Chairman of Nuix Pty Limited, and of early-stage private technology-based companies in Australia, Asia and the United States. Dr. Castagna served as a non-executive director of BT LookSmart, the joint venture between LookSmart and British Telecommunications, until December 2002. Dr. Castagna holds a Bachelor of Commerce from the University of Newcastle, Australia, and an M.B.A. and Ph.D. in finance from the University of New South Wales, Australia. The nominating and governance committee recommended Dr. Castagna for reelection based upon his extensive experience in technology focused venture capital in Australia, the United States, China, and Europe, and his 25 years of experience negotiating, structuring and developing international arrangements in information services and data analytics, medical devices and biotechnology, education services, application software, contract manufacturing, wireless technologies, online and ecommerce services, and e-discovery. Dr. Castagna’s deep international financial background and eclectic interests and experience provide a valuable multi-disciplinary and multi-cultural perspective to the board of directors.

Teresa Dial has served as one of our directors since 2003 and was Chair of the board from July 2004 to June 2005. From 2008 to 2009 she was Chief Executive Officer of Consumer Banking, North America, and Global Head of Consumer Strategy for Citigroup, where she is currently serving as a special advisor. From 2005 to 2008 she was Group Executive Director of Lloyds TSB and Chief Executive of Lloyds TSB Retail Bank. Ms. Dial also served as a director for NDC Health Corporation from 2002 to 2005. From 2005 to 2008 she was Group Executive Director of Lloyds TSB and Chief Executive of Lloyds TSB Retail Bank. Ms. Dial served as Chief Executive Officer, Consumer Banking North America of Citigroup, Inc. from March 2008 to January 2010. While at Citigroup, Inc. she served as Global Head of Consumer Strategy, where she was responsible to direct the Citigroup’s retail banking strategy worldwide. The nominating and governance committee recommended Ms. Dial for reelection because of her 37 years of financial experience and more than 15 years of internet marketing experience, which enable her to contribute rich financial insight with pertinent market application, to the benefit of the board of directors.

Mark Sanders was Chair of the board from July 2008 to October 2009. He has served as one of our directors since January 2003 and served as our Lead Director from October 2007 to July 2008. Mr. Sanders served as Chairman of Pinnacle Systems, a supplier of video creation, storage, distribution and streaming solutions, from July 2002 to March 2004. From August 2003 until July 2010, Mr. Sanders served on the board of directors of Bell Microproducts Inc., a computer storage and semiconductor company. Mr. Sanders also served as a Director of Pinnacle Systems from January 1990 to March 2004 and as its President and Chief Executive Officer from January 1990 to July 2002. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders holds a B.S. in Electrical Engineering from California Polytechnic University, Pomona and an M.B.A. from Golden Gate University. Mr. Sanders’ extensive experience as a technology executive and demonstrated leadership skills in entrepreneurial environments position him to make effective contributions to the board of directors. Mr. Sanders has more than 30 years of successful senior management experience, most recently as CEO of Pinnacle Systems, and brings extensive boardroom experience, including chairman of several technology organizations, to the board of directors. This experience and his abilities as a consensus-builder are highly valued by the board of directors.

Executive Officers

Our executive officers, and their respective ages as of April 30, 2011, are as follows. Each executive officer is appointed by the board of directors until his or her successor is duly appointed or until his or her resignation or removal.

Name	Age	Position
Jean-Yves Dexmier	59	Executive Chairman & CEO
William O’Kelly	56	Senior Vice President Operations and Chief Financial Officer
Bert Knorr	62	Vice President, Technology

Jean-Yves Dexmier Biographical information with regard to Dr. Dexmier is provided in this Item 10 above.

William O’Kelly joined LookSmart as Senior Vice President, Operations and Chief Financial Officer in January 2011 after serving as a consultant to the company since November 2010. From April 2006 to March 2010, Mr. Kelly served as Chief Financial Officer and Chief Operating Officer at Senetek PLC, a publicly traded life sciences and consumer products company. From March 2005 to April 2006, he served as a financial consultant to Netopia, (a Motorola company). Prior to that, he served as Chief Financial Officer at Agentis Software, Vice President and Treasurer at Informix Software, Chief Financial Officer at Chemical Supplier Technology and Corporate Controller at Air Liquide America. Mr. O’Kelly began his career as a CPA with Ernst & Young. Mr. O’Kelly holds a Bachelor of Science in Accounting from the University of Florida.

Bert Knorr has served as our Vice President, Technology since September 2007. Mr. Knorr joined LookSmart as VP, Engineering for Ad Products in June 2005. From December 2004 to June 2005, Mr. Knorr worked as a consultant. From the fall of 2003 to December 2004, Mr. Knorr was Vice President of Operations for Lycos. Mr. Knorr has a Masters degree in International Affairs from Johns Hopkins University (SAIS) and a BA in Political Science from the University of Binghampton.

Board Committees and Meetings

In 2010, the board of directors held 7 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served). The Company has a policy of encouraging board members’ attendance at annual stockholder meetings. In 2010, four members of the board of directors attended the annual stockholder meeting.

The board of directors has established three standing committees: the audit committee, the compensation committee, and the nominating and governance committee.

Audit Committee. The audit committee oversees the accounting and financial reporting processes of the Company, as well as audits of the Company’s financial statements. The audit committee operates under a written charter adopted by the board of directors and has the authority to select, and is directly responsible for the selection of, the Company’s independent registered public accounting firm. The audit committee approves the nature and scope of services to be performed by the independent registered public accounting firm, reviews the range of fees for such services, confers with the independent registered public accounting firm, reviews the results of the annual audit and the Company’s annual and quarterly financial statements, reviews with management and the independent registered public accounting firm the Company’s accounting and financial controls, and reviews policies and practices regarding compliance with laws and the avoidance of conflicts of interest. Currently the audit committee consists of directors Castagna, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. In April 2011, our board reconstituted the audit committee, effective as of our upcoming annual meeting of stockholders, to consist of directors Castagna (chair), Sanders and Wright. Our board of directors has determined that each of the directors serving on our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. Mr. Castagna was appointed as Chair of the audit committee in October 2009. Mr. Castagna is an “audit committee financial expert” within the meaning of applicable SEC rules and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. In 2010, the audit committee held 8 meetings. The charter of the audit committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Compensation Committee. The compensation committee has the authority to review and approve compensation for the Chief Executive Officer and other key employees, including cash, bonus incentives, executive perquisites, employment contracts, retention bonuses, and all other forms of compensation. The compensation committee is also responsible for administering the Company’s equity incentive plans and has the authority to delegate this responsibility to the Chief Executive Officer. Currently, the compensation committee consists of directors Castagna, Dial, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange

Commission. In April 2011, our board reconstituted the compensation committee, effective as of our upcoming annual meeting of stockholders, to consist of directors Kauffman (chair), Dial and Wright. Mr. Wright was appointed as Chair of the compensation committee in March 2010. In 2010, the compensation committee held 10 meetings. The charter of the compensation committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

Nominating and Governance Committee. The nominating and governance committee develops and implements policies and processes regarding corporate governance matters, assesses board membership needs and makes recommendations regarding potential director candidates to the board of directors. Currently, the nominating and governance committee is composed of directors Castagna, Dial, Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. In April 2011, our board reconstituted the nominating and governance committee, effective as of our upcoming annual meeting of stockholders, to consist of directors Sanders (chair), Dial and Kauffman. Mr. Sanders was appointed Chair of the nominating and governance committee in March 2010. In 2010, the nominating and governance committee held 3 meetings. The nominating and governance committee will consider nominees recommended by stockholders as described further below in “Nomination of Directors.” The charter of the nominating and governance committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html#/corporate_governance.

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

Code of Ethics

LookSmart has adopted a code of ethics (referred to as the LookSmart Code of Business Conduct and Ethics) applicable to all directors, officers and employees of the Company and has established a hotline available to all employees on a confidential basis. The LookSmart Code of Business Conduct and Ethics is publicly available at http://www.looksmart.com/corporate-governance.html#/corporate_governance. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act and the rules thereunder of the Securities and Exchange Commission require the Company’s directors, officers and beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the Commission. Securities and Exchange Commission regulations require that the Company be furnished with copies of these reports. Personnel of the Company generally prepare these reports on behalf of the directors and officers on the basis of information obtained from each director and officer. Based solely on a review of these reports and on such information from the directors and officers, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act to be filed during the year ended December 31, 2010 were filed on time, except that one transaction reportable on a Form 4 for executive Eltinge G. Brown reporting an open market purchase by his spouse on April 12, 2010 was filed on May 12, 2010.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for all services rendered in all capacities to the Company and its subsidiaries for the 2010 fiscal year, by the Company’s Chief Executive Officer, Chief Financial Officer and VP, Advertiser Network Sales. The persons listed in the table below are referred to throughout this proxy statement as the “named executive officers.”

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Award ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Jean-Yves Dexmier(6)	2010	—	—	33,609	—	486,000	519,609
Executive Chairman & CEO	2009	—	—	17,501	—	445,662	463,163

Steve Markowski(7)	2010	257,811	48,269	73,351	—	3,439	382,870
Chief Financial Officer	2009	258,958	—	20,619	—	33,439	313,016

Eltinge Brown(8)	2010	146,023	—	10,605	102,499	227	259,354
VP, Advertising Network Sales	2009	126,250	—	16,934	85,039	197	228,420

(1)	Includes amounts earned but deferred at the election of the executive officer under the Company’s 401(k) Plan established under Section 401(k) of the Internal Revenue Code.
(2)	Includes non-equity guaranteed or discretionary bonuses, hiring bonuses and relocation bonuses. Annual cash incentive payments are reported under “Non-Equity Incentive Plan Compensation.”
(3)	The dollar value of the option award recognized for financial statement reporting purposes under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC 718”) is reflected in the “Option Awards” column. Reference is made to Note 11 “Stockholders Equity” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, which identifies assumptions made in the valuation of option awards in accordance with ASC 718.
(4)	Consists of commissions earned in 2009 and 2010.
(5)	Amounts include employer contributions credited under the Company’s 401(k) Plan which is open to all Company employees. Under the 401(k) Plan, the Company makes matching contributions based on each participant’s voluntary salary deferrals, subject to plan and Internal Revenue Code limits. The maximum employer matching contribution in any given year is $3,000. Under the 401(k) Plan, matching contributions are 50% vested after the first year of employment and 100% vested after the second year of employment. Amounts also include the value of life insurance premiums paid by the Company on behalf of the employee, the value of any tax reimbursement, and any post termination payments such as severance payments.
(6)	In January 2009, the compensation committee of our board of directors determined, in light of Dr. Dexmier’s role in developing strategic growth initiatives, to compensate the Chair of the board’s strategic direction committee at the rate of $45,000 per quarter. In May 2009, our compensation committee determined to increase such compensation to $135,000 per quarter. This cash compensation, along with the regular board and committee fees, was reduced by 20% effective June 1, 2009. Dr. Dexmier was named Executive Chairman on October 28, 2009 at the same time the strategic direction committee was disbanded, and was named CEO on December 14, 2009. The compensation committee determined that the quarterly compensation of $135,000 (less the 20% reduction) would remain unchanged as a result of these last two role changes. Dr. Dexmier was entitled to receive $445,663 in fees for his membership on and service as Chair of the board, his membership on and service as Chair of the audit committee, and his membership on and service as Chair of the strategic committee and other services as outlined above. Dr. Dexmier elected to receive all of his compensation in cash. Dr. Dexmier received 9,000 options in fiscal 2010 representing the annual grant as well as 300,000 options for his services to the Company. The aggregate grant date fair value of the 2010 options computed in accordance with ASC 718 was $ $33,609.
(7)	Mr. Markowski received a $2,500 per month housing allowance for in 2009 and was extended through January 2010 which is reflected in the column entitled “All Other Compensation.”
(8)	Mr. Brown received 50,000 options on May 10, 2010. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $6,330.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
		Exercisable	Unexercisable
Dr. Dexmier(1)	8/9/2007	2,250	0	2.62	8/9/2017
	8/9/2007	17,000	0	2.62	8/9/2017
	3/24/2009	4,500	0	1.02	3/24/2019
	5/7/2009	9,000	0	1.42	5/7/2019
	8/3/2009	9,000	0	1.23	8/3/2016
	8/6/2010	9,000	0	1.50	8/6/2017
	8/6/2010	0	300,000	1.50	8/6/2017

Stephen Markowski(2)	9/4/2008	87,500	62,500	2.96	9/4/2018
	5/22/2009	11,875	18,125	1.28	5/22/2019

Eltinge Brown(3)	3/4/2009	14,666	17,334	1.02	3/4/2019
	5/10/2010	0	50,000	1.52	5/10/2017

(1)

All options granted to Dr. Dexmier have been granted in connection with his service on the Board, except for the August 6, 2010 grant for 300,000 shares. Dr. Dexmier received 17,000 options on August 9, 2007 upon becoming a Company director. The options vest monthly over three years. Dr. Dexmier received 2,250, a prorated annual director grant. The options vest immediately on grant date. Dr. Dexmier received 4,500 options on March 24, 2009, options vest immediately at grant. Dr. Dexmier received 9,000 options representing his annual director grant on May 7, 2009, August 3, 2009, and on August 6, 2010. The options vest immediately at grant. Dr. Dexmier received 300,000 options for his services to the Company. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date.

(2)	Mr. Markowski received an option to purchase 150,000 shares upon becoming the Company’s Chief Financial Officer. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company. Mr. Markowski also received a nonqualified stock option grant of 30,000 shares on May 22, 2009 that vest monthly over a 48-month period. Mr. Markowski left the Company on January 13, 2011. After his departure Mr. Markowski exercised all vested options under the May 22, 2009 grant. All of the options under the September 4, 2008 grant expired on April 13, 2011. No options remain outstanding.

(3)	Mr. Brown received an option to purchase 32,000 shares upon joining the Company. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming no change in employment with the Company. Mr. Brown received a refresher option grant to purchase 50,000 shares on May 10, 2010. The options vest over four years, with the first twenty-five percent vesting on March 3, 2011 and the remainder vesting on a monthly basis in equal increments during the 36 months following the initial vesting date. Mr. Brown left the Company on January 12, 2011. After his departure Mr. Brown exercised all vested options under his March 4, 2009 grant. No options remain outstanding.

Post-Termination Compensation and Benefits. Other than as set forth below, the Company has no written employment agreements governing the length of service of its named executive officers, or any severance or change of control agreements with its named executive officers and each of its named executive officers serves on an “at-will” basis.

On November 8, 2010, the Company and Dr. Jean-Yves Dexmier entered into a Consulting Agreement (the “Consulting Agreement”) providing for the terms and conditions of Dr. Dexmier’s consulting services for the Company as interim Chief Executive Officer. The Consulting Agreement terminates upon the earlier of: (i) the Company’s hiring of a new Chief Executive Officer or (ii) the eighteen-month anniversary of the commencement of Dr. Dexmier’s consulting relationship with the Company as interim Chief Executive Officer, unless terminated earlier in accordance with the Consulting Agreement. This term may also be extended by the mutual written consent of the parties. In accordance with the Consulting Agreement, the Company agreed to pay Dr. Dexmier the sum of $36,000 per month. Furthermore, in accordance with the Consulting Agreement, Dr. Dexmier has been granted an option to buy 300,000 share of the Company’s common stock (the “Stock Options”). The Stock Options began vesting on July 28, 2010 and will vest over four years, with the first twenty-five percent of the Stock Options vesting one year from July 28, 2010, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date. In addition, in the event that the Company experiences a change of control and within 12 months thereafter the Consulting Agreement is terminated by the Company without “cause” (as defined in the Consulting Agreement) or by Dr. Dexmier for “good reason” (as defined in the Consulting Agreement), then all of Dr. Dexmier’s then-unvested stock options shall immediately vest. In addition, the Company shall pay all of Dexmier’s reasonable expenses associated with the performance of the duties as interim Chief Executive Officer.

The Company also had severance agreements with Mr. Markowski and Mr. Brown providing that, in the event the Company experiences a “Change of Control” and within 12 months thereafter the executive officer’s employment is terminated without “Cause” or he or she resigns for “Good Reason,” or if the executive officer’s employment by the Company is terminated without “Cause” or he or she resigns for “Good Reason,” then the executive officer would receive a cash payment representing 6, 9 or 12 months’ worth of his or her target cash compensation, depending upon his or her position with the Company, and the Company would pay on his or her behalf, health insurance premiums under COBRA for the same number of months after such a termination or resignation. These agreements are provided by the Company in order to attract and retain such named executive officers.

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

Accordingly, had the following named executive officers in service at the end of 2010 been terminated without “Cause” or resigned for “Good Reason” as of December 31, 2010, the following payments would have been received by such named executive officer according to the payment schedule set forth in his or her severance agreement:

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

Accordingly, had the following named executive officers in service at the end of 2010 been terminated without “Cause” or resigned for “Good Reason” as of December 31, 2010 and such termination or resignation had been within twelve months after a “Change of Control”, in addition to the amounts above such executive officer would have received the following:

Name	Accelerated Option Vesting (shs)
Eltinge Brown	67,334
Jean-Yves Dexmier	300,000
Stephen Markowski	80,625

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

“Cause” means that the executive officer: (i) is convicted of, or pleads nolo contendere to, any felony or other offense involving moral turpitude or any crime related to his or her service, or commits any unlawful act of personal dishonesty resulting in personal enrichment in respect of his relationship with the Company or any subsidiary or affiliate or otherwise detrimental to the Company in any material respect; (ii) fails to consistently perform his material duties or services to the Company in good faith and to the best of his ability; provided, however, that the Company shall not be permitted to terminate him pursuant to this clause unless it has first provided him with written notice and an opportunity to cure such failure; (iii) willfully disregards or fails to follow instructions from the Company’s senior management or board of directors to do any legal act related to the Company’s business or services being provided; (iv) willfully disregards or violates material provisions of the Company’s Code of Conduct or other corporate policies; (v) exhibits habitual drunkenness or engages in substance abuse which in any way materially affects his ability to perform his duties and obligations to the Company; or (vi) commits any material violation of any state or federal law relating to the workplace environment.

A resignation for “Good Reason” means that the executive officer (other than Dr. Dexmier) resigns from all positions he or she then holds with the Company and its affiliates as a result of (i) (A) the Company making a material adverse change in the executive officer’s position causing such position to be of materially reduced stature or responsibility, (B) a material reduction of the executive officer’s base salary, (C) the executive officer being required to relocate his primary work location to a location that would increase the executive officer’s one way commute distance by more than fifty (50) miles, or (D) a material reduction of the executive officer’s target bonus percentage (provided that fluctuation in actual bonus amounts earned and paid in material accordance with the provisions of the bonus plan in which the executive officer participates will not constitute “good reason”), (ii) the executive officer provides written notice to the Company’s General Counsel within the sixty (60) days immediately following such material change or reduction, (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company’s receipt of such written notice and (iv) the executive officer’s resignation is effective not later than ninety (90) days after the expiration of such thirty (30) day cure period. As to Dr. Dexmier, “Good Reason” shall mean that Dr. Dexmier terminates his consulting agreement as a result of (i) (A) the Company making a material adverse change in the terms of his consulting agreement, (B) a material reduction of the consulting fees specified in his consulting agreement, or (C) the Company (or any successor thereto) materially breaching the terms of his consulting agreement, any of which events occurs without Dr. Dexmier’s written consent; (ii) Dr. Dexmier provides written notice to the Board within the sixty (60) days immediately following such material change or reduction; (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company’s receipt of such written notice;

and (iv) Dr. Dexmier’s termination of his consulting agreement is effective not later than ninety (90) days after the expiration of such thirty (30) day cure period.

On February 17, 2011, Stephen Markowski, former Chief Financial Officer of the Company entered into a Severance Agreement and General Release (the “CFO Release Agreement”). The CFO Release Agreement sets forth the terms and provisions of Mr. Markowski’s separation from the Company on January 13, 2011 as well as certain severance payments by the Company to Mr. Markowski following such separation. Pursuant to the CFO Release Agreement among other terms and conditions, Mr. Markowski executed a release with respect to any claims or causes of action relating to Mr. Markowski’s employment by the Company or his separation from the Company. Further, Mr. Markowski and the Company agreed that the Company would make a severance payment to Mr. Markowski in the amount of $309,375 (less required withholdings and authorized deductions) representing nine months of Mr. Markowski’s base salary plus 75% of Mr. Markowski’s annual target bonus. In addition, the Company agreed to pay Mr. Markowski’s monthly health insurance premiums for his COBRA coverage as they become due covering the period from February 1, 2011 until the earlier of the date Mr. Markowski accepts other employment or October 30, 2011. The CFO Release Agreement also contains other terms and provisions that are customary in agreements of similar nature.

On January 19, 2011, Eltinge Brown, former Vice President, Advertising Sales of the Company entered into a Severance Agreement and General Release (the “VP Release Agreement”). The VP Release Agreement sets forth the terms and provisions of Mr. Brown’s separation from the Company on January 12, 2011 as well as certain severance payments by the Company to Mr. Brown following such separation. Pursuant to the VP Release Agreement among other terms and conditions, Mr. Brown executed a release with respect to any claims or causes of action relating to Mr. Brown’s employment by the Company or his separation from the Company. Further, Mr. Brown and the Company agreed that the Company would make a severance payment to Mr. Brown in the amount of $137,500 (less required withholdings and authorized deductions) representing six months of Mr. Brown’s base salary plus one-half of Mr. Brown’s annual target bonus. In addition, the Company agreed to pay Mr. Brown’s monthly health insurance premiums for his COBRA coverage as they become due covering the period from February 1, 2011 until the earlier of the date Mr. Brown accepts other employment or July 31, 2011. The VP Release Agreement also contains other terms and provisions that are customary in agreements of similar nature.

In addition to the above, two of our current executive officers, William O’Kelly and Bert Knorr have the following change of control and severance protections. For Mr. O’Kelly, pursuant to his offer letter, if his employment is terminated by the Company without cause or he resigns for good reason, in each case within 12 months of a change of control, 100% of the shares subject to his Option shall immediately vest, as more fully described in a stock option agreement to be entered into between the Company and Mr. O’Kelly. Further, in the event the Company experiences a “Change of Control” (as defined in Mr. O’Kelly’s Executive Change of Control/Severance Agreement (the “Severance Agreement”)) and within 12 months thereafter his employment is terminated without “Cause” or he resigns for “Good Reason” (as defined in the Severance Agreement), or if his employment by the Company is terminated without “Cause” or he resigns for “Good Reason” (as defined in the Severance Agreement), then he would receive a cash payment equal to nine months’ worth of his then-current base salary and three-quarters of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of nine months. For Mr. Knorr, pursuant to his offer letter, if his employment is terminated by the Company without cause or he resigns for good reason, in each case within 12 months of a change of control, 100% of the shares subject to his Option shall immediately vest, as more fully described in a stock option agreement to be entered into between the Company and Mr. Knorr. Further, in the event the Company experiences a “Change of Control” (as defined in Mr. Knorr’s Executive Change of Control/Severance Agreement (the “Severance Agreement”)) and within 12 months thereafter his employment is terminated without “Cause” or he resigns for “Good Reason” (as defined in the Severance Agreement), or if his employment by the Company is terminated without “Cause” or he resigns for “Good Reason” (as defined in the Severance Agreement), then he would receive a cash payment equal to six months’ worth of his then-current base salary and fifty percent of his target annual cash incentive bonus, and the Company would pay his health insurance premiums under COBRA for a period of six months.

Compensation of Directors

        Members of the board of directors receive the following compensation: (i) new non-employee directors are granted an option to purchase 17,000 shares of common stock upon joining the board of directors, which option vests monthly over 36 months, (ii) each year, non-employee directors are granted an option to purchase 9,000 shares of common stock, based upon the continued service of the director during the prior year, which vests immediately, (iii) $2,500 per quarter for members of the audit committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (iv) $1,500 per quarter for members of the compensation committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (v) $500 per quarter for members of the nominating and governance committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (vi) $7,500 per quarter for members of the board of directors if the member attends at least 80% of the regularly scheduled meetings held by the board of directors during the quarter, (vii) $3,750 per quarter for the Chair of the audit committee, (viii) $2,250 per quarter for the Chair of the compensation committee, (ix) $1,250 per quarter for the Chair of the nominating and governance committee, (x) $7,500 per quarter for the Chair of the board and (xi) $3,750 per quarter for the Lead Independent Director. For the first two quarters of 2008, Directors had the option to elect to take part or all of their cash compensation in the form of fully vested non-qualified stock options. If a director makes such an election, the number of stock options granted will be three times the amount of cash compensation divided by the closing price of LookSmart stock on the date of grant. The options have an exercise price equal to the closing price of LookSmart stock on the date of grant. For all unvested options held by directors, vesting accelerates 100% in the event of involuntary termination of the director’s membership on the board of directors within 12 months after a change of control of the Company. Beginning in the fourth quarter of 2008, Directors were also given the option elect to convert any or all of their cash fees into fully vested stock, with the conversion methodology being based on the fair market value of company stock on the date of grant, plus an additional 15% of that amount as “uplift”. The 15% uplift is provided in consideration of each director’s commitment to hold the stock for at least one year. For any quarter or year in which a director has not served as a board or committee member for the entire period, the compensation described above (except for the initial grant) is prorated for the period of time served. One director, Dr. Dexmier, received additional compensation for additional services as discussed in Note 7 of the Summary Compensation Table. Directors received no other compensation for their service as directors in 2010, other than reimbursement of reasonable out-of-pocket expenses for attendance at board meetings. Also, in May 2009, each of our outside board members who receive their board fees in cash determined to accept a 20% reduction in such fees effective June 1, 2009. During 2010, Dr. Jean-Yves Dexmier is a named executive officer and his compensation for service as a director is fully reflected above in the Summary Compensation Table.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other Compensation ($)	Total ($)
Anthony Castagna(4)	56,500	—	6,963	—	63,463
Teresa A. Dial(5)	—	—	33,746	—	33,746
Mark Sanders(6)	58,100	—	6,963	—	65,603
Timothy Wright(7)	14,250	46,278	6,963	—	67,491

(1)	In 2010, directors could elect to receive all or part of their cash fees in either fully vested stock options or fully vested stock. Directors who elected to take fully vested stock in lieu of cash were entitled to a 15% increase in the value of the stock received provided that the director agreed to hold the stock for a one year period. This column reflects only the amount a director received in cash. The value of stock or stock options received in lieu of cash are reflected in the Stock Award and Option Award columns, respectively.

(2)	These amounts reflect the dollar value of the fully vested stock recognized for financial statement reporting purposes in accordance with ASC 718.

(3)	These amounts reflect expense recognized by the Company in 2010 for a portion of the current and prior year option awards to each director, which include annual grants of 9,000 options for each director that must be taken as options. Reference is made to Note 13 “Stockholders’ Equity” to the financial statements in our Form 10-K for the year ended December 31, 2010 which identifies assumptions made in the valuation of option awards in accordance with ASC 718. All options granted to directors vest immediately and expire after seven years. No estimated forfeiture rate has been applied in valuing the option grants.

(4)	Mr. Castagna was entitled to receive $56,500 in fees for his membership on the board, his membership on the audit committee, and his membership on and service as chair of the nominating & governance committee. Mr. Castagna elected to receive all of his director compensation in cash. Mr. Castagna also received 9,000 options during 2010 representing the annual grant for 2010. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $6,963.

(5)	Ms. Dial was entitled to receive $28,500 in fees for her membership on the board and her memberships on the compensation committee and nominating and governance committee. Ms. Dial elected to receive all of her director compensation in the form of fully-vested non-qualified stock options as follows: On July 6, 2010, September 30, 2010 and December 31, 2010, Ms. Dial received 15,323, 7,917 and 8,261 options, respectively, and all such options were outstanding as of December 31, 2010. Ms. Dial also received 9,000 options during 2010 representing the annual grant for 2010. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $33,746.

(6)	Mr. Sanders was entitled to receive $58,100 in fees for his membership on and service as Lead Independent Director of the board, his membership on and service as chair of the compensation committee, and his membership on the audit committee and nominating and governance committee. Mr. Sanders elected to receive all of his director compensation in cash. Mr. Sanders also received 9,000 options during 2010 representing the annual grant for 2010. The aggregate grant date fair value of these options computed in accordance with ASC 718 was $6,963.

(7)	Mr. Wright was entitled to receive $54,250 in fees for his membership on the board, his membership on and service as chair of the compensation committee, his membership on the audit committee and nominating and governance committee. Mr. Wright elected to receive $14,250 in cash and the remainder of his director compensation in the form of fully-vested stock as follows: On March 31, 2010, June 30, 2010, and September 30, 2010, Mr. Wright received 12,839, 14,006, and 8,112 shares, respectively. Mr. Wright also received 9,000 options during 2010 representing the annual grant for 2010. The aggregate grant date fair value of these options and stock computed in accordance with ASC 718 was $53,241.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the Company’s knowledge, the following table sets forth the number of shares of LookSmart common stock beneficially owned as of April 15, 2011, by

•	each beneficial owner of 5% or more of the Company’s outstanding common stock,

•	each of LookSmart’s directors and nominees for director,

•	each of the named executive officers, and

•	all of LookSmart’s directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock issued. Shares beneficially owned include securities issuable upon exercise of warrants or stock options exercisable within 60 days of April 15, 2011. Percentage ownership is based on 17,272,070 shares of common stock outstanding as of April 15, 2011 and is computed in accordance with SEC requirements. Unless otherwise indicated below, the address of the persons listed is c/o LookSmart, Ltd., 55 Second Street, San Francisco, CA 94105.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent Beneficially Owned
Five Percent Shareholders
Mercury Fund VII, Ltd., Mercury Fund VIII, Ltd., Mercury Ventures II, Ltd., Mercury Management, L.L.C., and Kevin C. Howe(2) 501 Park Lake Drive McKinney, TX 75070	1,693,119	9.8%
Kennedy Capital Management, Inc.(3) 10829 Olive Blvd. St. Louis. MO 63141	1,638,555	9.5%
Dimensional Fund Advisors LP(4) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,014,048	5.9%
Renaissance Technologies LLC and James H. Simons(5) 800 Third Avenue New York, NY 10022	980,700	5.7%
Named Executive Officers and Directors
Eltinge Brown(6)	5,150	0.03%
Anthony Castagna	261,785	1.5%
Jean-Yves Dexmier	50,750	0.3%
Teresa Dial	409,735	2.3%

Stephen Markowski	5,000	0.03%
Mark Sanders	159,013	.9%
Timothy J. Wright(7)	248,596	1.4%
All directors and executive officers as a group (10 persons)(8)	1,365,493	7%

(1)	Includes shares that may be acquired by the exercise of stock options granted under the Company’s stock option plans within 60 days after April 15, 2011. The number of shares subject to stock options exercisable within 60 days after April 15, 2011, for each of the named executive officers and directors is shown below:

Anthony Castagna	261,785
Jean-Yves Dexmier	50,750
Teresa Dial	340,735
Mark Sanders	142,863
Timothy Wright	149,202

(2)	This information is based solely on information as of December 31, 2009, as set forth in Schedule 13G/A, filed on February 9, 2010 by the following related parties. Mercury Fund VII, Ltd. has sole voting and dispositive power with respect to 395,119 shares, Mercury Fund VIII, Ltd. has sole voting and dispositive power with respect to 1,298,000 shares, Mercury Ventures II, Ltd. has sole voting and dispositive power with respect to 1,693,119 shares, Mercury Management, L.L.C. has sole voting and dispositive power with respect to 1,693,119 shares and Kevin C. Howe has sole voting and dispositive power with respect to 1,693,119 shares. Mr. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, the General Partner of Mercury Ventures II. Mercury Ventures II is the General Partner of Mercury VII and Mercury VIII.

(3)	This information is based solely on information as of December 31, 2010, as set forth in Schedule 13G/A, filed on February 14, 2011 by Kennedy Capital Management, Inc. The reporting person has sole voting power with respect to 1,484,655 shares and sole dispositive power with respect to all the shares.

(4)	This information is based solely on information as of December 31, 2010, as set forth in Schedule 13G/A, filed on February 11, 2011 by Dimensional Fund Advisors LP. The reporting person has sole voting power with respect to 992,138 shares and sole dispositive power with respect to all the shares.

(5)	This information is based solely on information as of December 31, 2010, as set forth in Schedule 13G/A, filed on February 11, 2011 by Renaissance Technologies LLC and James H. Simons, and Renaissance Technologies Holding Corporation with the Securities and Exchange Commission. Renaissance Technologies LLC and Renaissance Technologies Holding Corporation have sole voting power and sole dispositive power with respect to all the shares.

(6)	Of the total shares beneficially owned by Mr. Brown, 150 shares are held indirectly by his spouse.

(7)	Of the total shares beneficially owned by Mr. Wright, 4,000 shares are held indirectly by his trust.

(8)	Please see footnote (1). Also includes a total of 224,353 shares issuable upon the exercise of options exercisable within 60 days of April 15, 2011 for Scott Kauffman, Bert Knorr, and William O’Kelly. Also includes a total of 1,111 shares owned by Mr. Knorr.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2010 under which common stock of the Company is authorized for issuance.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under our equity compensation plans (excluding shares reflected in column 1) (1)
Equity Plans Approved by Stockholders	2,921,831	$3.20	2,028,680

Total	2,921,831	$3.20	2,028,680

(1)	This number includes shares available for future issuance under the Company’s Amended and Restated 1998 Stock Plan, under which the Company does not intend to make further grants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Policies and Procedures for Approving Related Person Transactions. Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Securities and Exchange Act of 1934, is that the Company’s audit committee reviews [and approves ] all such transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was and is to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by the Company of a related party. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

Director Independence

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that five of the six members of LookSmart’s board of directors are “independent” (Scott Kauffman, Anthony Castagna, Teresa Dial, Mark Sanders and Timothy J. Wright), as defined in applicable listing standards of the National Association of Securities Dealers.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Moss Adams LLP (“Moss Adams”) for fiscal 2009 and 2010.

Category	2010	2009
Audit Fees	$360,575	$487,179
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	14,750

Total	$360,575	$501,929

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on May 2, 2011:

LOOKSMART, LTD.

By:	/S/ WILLIAM O’KELLY
William O’Kelly Senior Vice President Operations and Chief Financial Officer

	Signature	Title	Date

	/S/ JEAN-YVES DEXMIER Jean-Yves Dexmier	Executive Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 2, 2011

	/S/ WILLIAM O’KELLY William O’Kelly	Senior Vice President Operations and Chief Financial Officer (Principal Financial Officer)	May 2, 2011

	/S/ R. BRIAN GIBSON R. Brian Gibson	Vice President of Finance (Principal Accounting Officer)	May 2, 2011

	* Anthony Castagna	Director	May 2, 2011

	* Teresa Dial	Director	May 2, 2011

	* Mark Sanders	Director	May 2, 2011

	* Timothy J. Wright	Director	May 2, 2011

*By:	/s/ WILLIAM O’KELLY
William O’Kelly, Attorney-in-fact

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002