Form 10-Q
period 2011-03-31
LOOKSMART LTD
filed 2011-05-04
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes. ☒     No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes. ☐     No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes ☐     No ☒

As of April 29, 2011, there were 17,272,070 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL INFORMATION

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$18,246	$22,119
Short-term investments	4,398	3,250

Total cash, cash equivalents and short-term investments	22,644	25,369
Trade accounts receivable, net	3,599	3,267
Prepaid expenses and other current assets	877	680

Total current assets	27,120	29,316
Long-term investments	2,815	1,577
Property and equipment, net	2,858	3,082
Capitalized software and other assets, net	1,609	1,750

Total assets	$34,402	$35,725

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,928	$2,503
Accrued liabilities	2,821	2,615
Deferred revenue and customer deposits	989	1,004
Current portion of capital lease obligations	960	1,048

Total current liabilities	6,698	7,170
Capital lease and other obligations, net of current portion	690	902

Total liabilities	7,388	8,072

Commitment and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at March 31, 2011 and December 31, 2010; Issued and Outstanding: none at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares at March 31, 2011 and December 31, 2010; Issued and Outstanding: 17,271 shares and 17,222 shares at March 31, 2011 and December 31, 2010, respectively	17	17
Additional paid-in capital	261,885	261,740
Accumulated other comprehensive gain	12	1
Accumulated deficit	(234,900)	(234,105)

Total stockholders’ equity	27,014	27,653

Total liabilities and stockholders’ equity	$34,402	$35,725

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	000000000000	000000000000
	Three Months Ended March 31,
	2011	2010
Revenue	$8,389	$13,286
Cost of revenue	4,655	9,036

Gross profit	3,734	4,250

Operating expenses:
Sales and marketing	648	1,154
Product development and technical operations	1,597	1,992
General and administrative	1,383	1,691
Restructuring charge	889	-

Total operating expenses	4,517	4,837

Loss from operations	(783)	(587)
Interest income	23	17
Interest expense	(29)	(42)
Other (expense) income, net	(7)	8

Loss from continuing operations before income taxes	(796)	(604)
Income tax benefit (expense)	1	(6)

Loss from continuing operations	(795)	(610)
Income from discontinued operations, net of tax	-	93

Net loss	$(795)	$(517)

Net income (loss) per share - Basic and Diluted
Loss from continuing operations	$(0.05)	$(0.04)
Income from discontinued operations, net of tax	-	0.01

Net loss per share - Basic and Diluted	$(0.05)	$(0.03)

Weighted average shares outstanding used in computing basic and diluted net loss per share	17,235	17,145

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(795)	$(517)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	658
Share-based compensation	75	169
(Gain) loss from sale of assets and other non-cash charges	31	(97)
Deferred rent expense	-	81
Changes in operating assets and liabilities:
Trade accounts receivable	(423)	(1,114)
Prepaid expenses and other current assets	(178)	(259)
Trade accounts payable	(575)	427
Accrued liabilities	259	(561)
Deferred revenue and customer deposits	(15)	(51)
Other long-term obligations	-	2

Net cash used in operating activities	(906)	(1,262)

Cash flows from investing activities:
Purchase of investments	(4,889)	(3,498)
Proceeds from sale of investments	2,499	3,794
Proceeds from sale of equipment	-	17
Payments for property, equipment, and capitalized software	(428)	(1,546)
Proceeds from contingent purchase consideration of certain consumer assets	91	86

Net cash used in investing activities	(2,727)	(1,147)

Cash flows from financing activities:
Principal payments of capital lease obligations	(300)	(332)
Proceeds from issuance of common stock	60	-

Net cash used in financing activities	(240)	(332)

Decrease in cash and cash equivalents	(3,873)	(2,741)
Cash and cash equivalents, beginning of period	22,119	22,933

Cash and cash equivalents, end of period	$18,246	$20,192

Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$363
Property and equipment received and liability accrued	$53	$74
Change in unrealized gain on investments	$11	$(2)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains, have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statements of Operations (see Note 2). At March 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2011 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”). The Unaudited Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended March 31, 2011 is not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of Other Comprehensive Income (Loss) in the Unaudited Consolidated Statements of Stockholders’ Equity. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist that management is aware of. The Company pays distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade accounts receivable, net is $0.2 million at March 31, 2011 and December 31, 2010.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million at March 31, 2011 and December 31, 2010. Bad debt allowance included in sales and marketing expense was not significant for the three months ended March 31, 2011 and 2010.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2011 and December 31, 2010, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at March 31, 2011 and December 31, 2010. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

One customer accounted for 34% and 21% of gross accounts receivable at March 31, 2011 and December 31, 2010, respectively.

Revenue Concentrations

The following table reflects revenue from customers located in countries or regions that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2011	2010
United States	62%	64%
Europe, Middle East and Africa	33%	19%
Canada	**	14%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertising Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2011	2010
Advertiser Networks	97%	94%
Publisher Solutions	3%	6%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue:

	Three Months Ended March 31,
	2011	2010
Company 1	18%	**
Company 2	15%	11%
Company 3	**	13%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of TAC:

	Three Months Ended March 31,
	2011	2010
Distribution Partner 1	13%	**
Distribution Partner 2	11%	**
Distribution Partner 3	**	11%
Distribution Partner 4	**	11%

** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

Internal Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software.

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

As of March 31, 2011 and December 31, 2010, management believes long-lived assets were not impaired.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three months ended March 31, 2011 and 2010, were $0.1 million and $0.2 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Comprehensive Gain

Other comprehensive gain as of March 31, 2011 and December 31, 2010, consists of unrealized gains on marketable securities categorized as available-for-sale.

Net Loss per Common Share

Basic and diluted net loss per share is calculated using the weighted average shares of common stock outstanding.

Segment Information

The Company operates in a single segment, search advertising, and conducts business worldwide. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of March 31, 2011 and December 31, 2010, all of the Company’s accounts receivable, intangible assets and deferred revenue related to the online advertising segment. All long-lived assets are located in the United States.

2. Discontinued Operations

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that was realized at future dates based on the amount of revenue received by

Content Watch. The Company recorded contingent purchase consideration of $0.1 million for the three months ended March 31, 2010 which has been classified as discontinued operations in the accompanying Unaudited Consolidated Statements of Operations. Under the terms of the Content Watch agreement, the contingent purchase consideration ended in 2010.

As of March 31, 2011 the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

3. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost and Estimated Fair Value
	March 31 2011	December 31 2010
Cash and cash equivalents:
Cash	$7,932	$9,435

Cash equivalents
Money market mutual funds	15	35
Certificates of deposit	3,000	2,000
Commercial paper	7,299	10,649

Total cash equivalents	10,314	12,684

Total cash and cash equivalents	18,246	22,119

Short-term investments:
Certificates of deposit	1,450	2,250
Commercial paper	2,948	1,000

Total short-term investments	4,398	3,250

Long-term investments:
Corporate bonds	2,115	1,577
Certificates of deposit	700	-

Total long-term investments	2,815	1,577

Total cash and available-for-sale securities	$25,459	$26,946

Realized gains and realized losses were not significant for either of the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at March 31, 2011 and December 31, 2010 were less than one year. The contractual maturity of the long term investments is 1.55 years as of March 31, 2011 (see Note 11).

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2011 and 2010, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,430	$(6,821)	$2,609	$9,224	$(6,411)	$2,813
Furniture and fixtures	75	(60)	15	75	(59)	16
Software	1,239	(1,222)	17	1,239	(1,220)	19
Leasehold improvements	308	(91)	217	308	(74)	234

Total	$11,052	$(8,194)	$2,858	$10,846	$(7,764)	$3,082

Depreciation expense on property and equipment for the three months ended March 31, 2011 and 2010, including property and equipment under capital lease, was $0.5 million and $0.4 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $4.0 million and $4.3 million as of March 31, 2011 and December 31, 2010, respectively. Depreciation expense on equipment under capital lease was $0.3 million for both the three months ended March 31, 2011 and 2010. Additionally, accumulated depreciation on equipment under capital lease was $3.4 million and $2.8 million as of March 31, 2011 and December 31, 2010, respectively.

5. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,348	$(4,815)	$1,533	$6,206	$(4,550)	$1,656
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	76	-	76	94	-	94

	$6,502	$(4,893)	$1,609	$6,378	$(4,628)	$1,750

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software and is amortized over three years. Amortization expense was $0.3 million for both the three months ended March 31, 2011 and 2010.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Accrued distribution and partner costs	$1,707	$1,473
Accrued compensation and related expenses	522	513
Accrued professional service fees	178	222
Accrued equipment purchases	53	-
Other	361	407

Total accrued liabilities	$2,821	$2,615

7. Restructuring Charges

In January 2011, the Company recorded $0.9 million in pre-tax restructuring charges associated with the termination of approximately 20 full-time positions. All restructuring charges have been classified as such on the Unaudited Consolidated Statement of Operations. The cash payments associated with the January 2011 restructuring liability were $0.8 million in the first quarter of 2011. The $0.1 million remaining cash payments associated with the restructuring liability is included in accrued compensation and related expenses and will be paid through the third quarter of 2011.

8. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Capital lease obligations	$1,484	$1,784
Deferred rent	166	166

Total capital lease and other obligations	1,650	1,950
Less: current portion of capital lease obligations	(960)	(1,048)

Capital lease and other obligations, net of current portion	$690	$902

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement includes two financial covenants, with which the Company was in compliance as of March 31, 2011.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2011 and December 31, 2010, the Company was not in default on either agreement with CNB (see Note 9).

9. Commitments and Contingencies

As of March 31, 2011, future minimum payments under all capital and operating leases are as follows (in thousands):

	00000000000	00000000000	00000000000
	CNB Capital Lease	Operating Leases	Total
Nine months ending December 31, 2011	798	447	1,245
Years ending December 31,
2012	618	517	1,135
2013	144	536	680
2014	-	557	557

Total minimum payments	1,560	$2,057	$3,617

Less: amount representing interest	(76)

Present value of net minimum payments	1,484
Less: current portion	(960)

Long-term portion of capital lease obligations	$524

Operating Lease

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company will also be responsible for varying amounts of operating and property tax expenses.

Letters of Credit

At March 31, 2011 and December 31 2010, the Company has an outstanding SBLC related to the security of a building lease for $0.3 million. The SBLC contains two financial covenants, with which the Company was in compliance as of March 31, 2011.

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

On July 26, 2006, the Court approved a class settlement among plaintiffs, defendant Google, Inc., and certain defendants who display Google advertisements on their networks (the “Google Settlement”). The Google Settlement purports to release Google of all claims and also purports to release certain defendants, including the Company, for any claims associated with the display of Google advertisements on their networks. On February 29, 2008, the court approved a Stipulation and Settlement Agreement (the “Settlement Agreement”) to settle the matter in its entirety. Pursuant to the Settlement Agreement, the Company established a Settlement Fund in the amount of approximately $2.5 million allocated as follows: (a) a Class Member Fund of approximately $2.0 million in advertising credits, (b) the Fees Award to Class Counsel of approximately $0.6 million, and (c) an Incentive Award to the three Class Representatives of an immaterial amount that was paid. On April 7, 2008, the Company paid approximately $0.6 million of legal fees to the plaintiff’s counsel representing the Fees Award to Class Counsel. On April 29, 2008, the Company began to issue advertising credits to the Class Members who filed timely claims. The deadline for submitting claims for advertising credits expired on April 29, 2009. The Company recorded an estimate in accrued liabilities of the amount of the loss on settlement which management determined was probable and estimable during the year ended December 31, 2007. During 2007, the Company recovered settlement proceeds from its insurance carrier which exceeded the recorded estimate of the amount of loss on settlement. Due to the uncertainty relating to the ultimate settlement amount, the excess settlement proceeds remain as an accrued liability at March 31, 2011 and December 31, 2010 on the Company’s Unaudited Consolidated Balance Sheets.

10. Stockholders’ Equity

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. The number of shares reserved for issuance under the Plans was approximately 4.4 million and 4.5 million shares of common stock at March 31, 2011 and December 31, 2010, respectively. There were 1.7 million shares available to be granted under the Plans at March 31, 2011.

Share-based compensation expense recorded during the three months ended March 31, 2011 and 2010 was included in the Company’s Unaudited Consolidated Statement of Operations as follows (in thousands):

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010
Sales and marketing	$-	$20
Product development and technical operations	44	106
General and administrative	31	43

Total share-based compensation expense	75	169
Amounts capitalized as software development costs	10	14

Total share-based compensation	$85	$183

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31 2011was $1.0 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during the three months ended March 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2010	2,922	$3.20
Granted	227	1.78
Excercised	(30)	1.15
Expired/forfeited	(442)	2.46

Options outstanding at March 31, 2011	2,677	$3.22	6.02	$179

Vested and expected to vest at March 31, 2011	2,507	$3.32	5.98	$165

Exercisable at March 31, 2011	1,915	$3.83	5.84	$97

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

The following table summarizes information about stock options outstanding at March 31, 2011:

		Options Outstanding			Options Exercisable
Price Ranges		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares		Weighted- Average Exercise Price Per Share
		(in thousands)	(in years)		(in thousands	)
$ 1.02 - $	2.12	1,052	6.54	$ 1.51	344		$ 1.38
2.12 -	3.60	949	6.31	3.11	896		3.10
3.60 -	4.33	267	5.91	4.07	266		4.07
4.33 -	20.55	409	4.06	7.35	409		7.35

1.02 -	20.55	2,677	6.02	3.22	1,915		3.83

Stock Awards

The Company did not issue restricted stock during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company issued 13 thousand shares, of fully vested restricted stock, with a weighted average grant date fair value of $1.03 per share under the Plans. The Company recorded share-based compensation for stock awards of $13 thousand for the three months ended March 31, 2010.

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

In July 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2010 ESPP was not significant for three months ended March 31, 2011 and 2010. As of March 31, 2011, 61 thousand shares have been issued under the 2009 ESPP Plan.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	0000000000000	0000000000000
	Three Months Ended March 31,
	2011	2010
Volatility	67.3%	62.0%
Risk-free interest rate	1.56%	1.92%
Expected term (years)	4.01	4.18
Expected dividend yield	-	-
Weighted average grant date fair value	$0.89	$0.47

As share-based compensation expense recognized in the Unaudited Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

There were 30 thousand and zero options exercised in the three months ended March 31, 2011 and 2010, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

11. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$15	$15	$-
Certificates of deposit	3,000	-	3,000
Commercial paper	7,299	-	7,299

	10,314	15	10,299

Short-term investments:
Certificates of deposit	1,450	-	1,450
Commercial paper	2,948	-	2,948

	4,398	-	4,398

Long-term investments:
Corporate bonds	2,115	-	2,115
Certificate of deposit	700	-	700

	2,815	-	2,815

Total financial assets measured at fair value	$17,527	$15	$17,512

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$35	$35	$-
Certificates of deposit	2,000	-	2,000
Commercial paper	10,649	-	10,649

	12,684	35	12,649

Short-term investments:
Certificates of deposit	2,250	-	2,250
Commercial paper	1,000	-	1,000

	3,250	-	3,250

Long-term investments:
Corporate bonds	1,577	-	1,577

Total financial assets measured at fair value	$17,511	$35	$17,476

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31 2011 and December 31, 2010, the Company did not adjust prices received from the pricing service.

Trade accounts receivable, net: The carrying value reported in the Unaudited Consolidated Balance Sheets is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

Trade accounts payable and accrued liabilities: The carrying value reported in the Unaudited Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

12. Related Party Transactions

In each of the three months ended March 31, 2011 and 2010, Dr. Jean-Yves Dexmier was paid fees totaling $0.1 million, in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, there had been no material changes to our critical accounting policies and estimates.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains, have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statements of Operations (see Note 2). At March 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Results of Operations

Overview of the Three Months Ended March 31, 2011

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated:

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Revenue	$8,389	100.0%	$13,286	100.0%	$(4,897)	(37%)
Cost of revenue	4,655	55.5%	9,036	68.0%	(4,381)	(48%)

Gross profit	3,734	44.5%	4,250	32.0%	(516)	(12%)

Operating expenses:
Sales and marketing	648	7.7%	1,154	8.7%	(506)	(44%)
Product development and technical operations	1,597	19.0%	1,992	15.0%	(395)	(20%)
General and administrative	1,383	16.5%	1,691	12.7%	(308)	(18%)
Restructuring charge	889	10.6%	-	0.0%	889	0%

Total operating expenses	4,517	53.8%	4,837	36.4%	(320)	(7%)

Loss from operations	(783)	(9.3%)	(587)	(4.4%)	(196)	33%
Non-operating expense, net	(13)	(0.2%)	(17)	-0.1%	4	(24%)

Loss from continuing operations before income taxes	(796)	(9.5%)	(604)	(4.5%)	(192)	32%
Income tax benefit (expense)	1	0.0%	(6)	(0.1%)	7	(117%)

Loss from continuing operations	(795)	(9.5%)	(610)	(4.6%)	(185)	30%
Income from discontinued operations	-	0.0%	93	0.7%	(93)	(100%)

Net loss	$(795)	(9.5%)	$(517)	(3.9%)	$(278)	54%

Revenues

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Advertiser Networks	$8,147	97%	$12,432	94%	$(4,285)	(34%)
Publisher Solutions	242	3%	854	6%	(612)	(72%)

Total revenue	$8,389	100%	$13,286	100%	$(4,897)	(37%)

The decrease in Advertising Networks revenue for the three months ended March 31, 2011 as compared to the same period in 2010 is attributed to a decline in paid clicks partially offset by an increase in the average revenue-per-click (“RPC”). Total paid clicks decreased 40% to 146 million for the three months ended March 31, 2011, compared to 244 million for the three months ended March 31, 2010. During the same period, average RPC increased 10%, from $0.051 to $0.056, compared to the same period in the prior year, while RPC decreased 14% in the first quarter of 2011 compared to the fourth quarter of 2010. RPC and paid click changes were the result of a decrease in revenue from our intermediaries in the comparable periods. Going forward, we will continue to attempt to increase our revenue primarily through performance based pricing models targeting our direct advertising customers and their agencies.

The decrease in Publisher Solutions revenue for the three months ended March 31, 2011 as compared to the same period in 2010 is attributed to reduced revenue from IAC Search and Media, Inc. (“IAC”). We did not record any Publisher Solutions revenue from IAC during the first quarter of 2011 compared to $0.6 million, or 74% of Publisher Solutions revenue, during the first quarter of 2010.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of TAC, costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$4,259	51%	$8,390	63%	$(4,131)	(49%)
Other costs	396	5%	646	5%	(250)	(39%)

Total cost of revenue	$4,655	56%	$9,036	68%	$(4,381)	(48%)

Traffic acquisition costs as percentage of Advertiser Network revenue		52.3%		67.5%

Our TAC decrease as a percentage of associated revenue in 2011 is attributed to optimization of bids/prices paid for different sources of traffic and keywords.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, decreased due to the significant duplicate costs incurred during the first half of 2010 associated with the move to a new co-location facility.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 as compared to the same period in 2010 decreased $0.3 million, or $1.2 million excluding restructuring charges. The decrease is primarily due to lower headcount resulting from a reduction in workforce. For the remainder of 2011, planned headcount increases in sales, product development and account management may result in comparatively higher operating expenses, however, expenses will continue to be closely evaluated relative to operating margin.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended March 31, 2011 and 2010; and were as follows (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Sales and marketing	$648	8%	$1,154	9%	$(506)	(44%)
Product development and technical operations	1,597	19%	1,992	15%	(384)	(19%)
General and administrative	1,383	16%	1,691	13%	(319)	(19%)
Restructuring charge	889	11%	-	0%	889	0%

Total operating expenses	$4,517	54%	$4,837	37%	$(320)	(7%)

Sales and Marketing

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities, allocation of depreciation and the provision for, and reductions of, the allowance for doubtful trade receivables. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition efforts.

The reduction in sales and marketing expenses for the first quarter of 2011 is primarily due to lower compensation related expense associated with lower headcount, and a reduction in marketing expenses.

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

Product development and technical operations and capitalized software development costs for the three months ended March 31, 2011 and 2010 were as follows:

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$1,739	21%	$2,181	16%	$(431)	(20%)
Capitalized software development costs	(142)	(2%)	(189)	(1%)	47	(25%)

Total product development and technical operations expense	$1,597	19%	$1,992	15%	$(384)	(19%)

The reduction in product development and technical operations expense, net of capitalized software development costs for the first quarter of 2011 is primarily due to lower compensation related expense associated with lower headcount, which was partially offset by increased depreciation expense and lower capitalized software development.

General and Administrative

General and administrative expenses include costs of executive management, human resources, finance, facilities, and desktop support personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting and professional services fees.

The reduction in general and administrative expenses for the first quarter of 2011 is due to lower compensation-related expense associated with lower headcount, partially offset by increased travel costs.

Restructuring Charges

We reduced staff by 20 employees on January 12, 2011 and recorded a $0.9 million restructuring charge in the quarter ended March 31, 2011. The reduction represented a general realignment of the business and it is management’s opinion that there has been no detrimental effect on operations. Reductions by functional area were sales and marketing 2, product development and technical operations 3, general and administrative 9, analytics 2 and customer support 4. The result was lower compensation-related expenses in the first quarter of 2011 compared to the same period in 2010. After the staff reduction, full time employees totaled 35.

Other Items

The table below sets forth other continuing operations data for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$23	0%	$17	0%	$6	35%
Interest expense	(29)	0%	(42)	0%	13	(31%)
Other (expense) income, net	(7)	0%	8	0%	(15)	(188%)

Total non-operating income (expense), net	$(13)	0%	$(17)	0%	$4	(24%)

Income tax (expense) benefit	$1	0%	$(6)	0%	$7	(117%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, increased an insignificant amount in the three months ended March 31, 2011 from the three months ended March 31, 2010. This increase was driven primarily by a shift in the portfolio to longer-term investments and average yields earned during the period.

Interest expense, primarily consisting of interest paid on capital leases, decreased an insignificant amount during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease was primarily due to a reduction in capital lease obligations.

Income Tax Expense

Due to our utilizable net operating losses and other tax affects, our income tax expense primarily consists of minimum state taxes.

Income from Discontinued Operations, Net of Tax

In January 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million for the three months ended March 31, 2010. Under the terms of the Content Watch agreement, the contingent purchase consideration ended in 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of March 31, 2011 we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	00000000000000	00000000000000	00000000000000
	Three Months Ended March 31,
	2011	2010	Change
Net cash used in operating activities	$(906)	$(1,262)	$356
Net cash used in investing activities	(2,727)	(1,147)	(1,580)
Net cash used in financing activities	(240)	(332)	92

Decrease in cash and cash equivalents	$(3,873)	$(2,741)	$(1,132)

Cash, cash equivalents and short- and long-term investment balances were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	00000000000000	00000000000000	00000000000000
	March 31, December 31,
	2011	2010	Change
Cash and cash equivalents	$18,246	$22,119	$(3,873)
Short-term investments	4,398	3,250	1,148
Long-term investments	2,815	1,577	1,238

Total	$25,459	$26,946	$(1,487)

% of total assets	74%	75%

Total assets	$34,402	$35,725

At March 31, 2011, we had $25.5 million of cash, cash equivalents and short- and long-term marketable investments. Cash equivalents and short- and long-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 3 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short-and-long-term investments decreased $1.5 million primarily due to the loss from continuing operations, the use of capital to acquire equipment, increased accounts receivable and decreased accounts payable and accrued liabilities.

Our primary source of liquidity is our cash, cash equivalents, short-and long-term investments, and cash flow from operations. We believe that our existing cash, cash equivalents, short- and long-term investments and cash from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the three months ended March 31, 2011 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, restructuring charge, share-based compensation expense, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the three months ended March 31, 2011 was $0.9 million and consisted of a net loss of $0.8 million, adjustments for non-cash items of $0.8 million and cash used by working capital and other activities of $0.9 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment and internally developed software. In addition, changes in working capital activities primarily consisted of a net increase of $0.4 million in accounts receivable, a $0.3 million decrease in accounts payable and accrued liabilities, and a $0.2 million increase in prepaid expense and other current assets. The increase in account receivable is primarily attributed to extended payment terms for a large customer. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses.

Cash used in operating activities in the three months ended March 31, 2010 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the first quarter of 2010 was $1.3 million and consisted of a net loss of $0.5 million, adjustments for non-cash items of $0.8 million and cash used by working capital and other activities of $1.6 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment and internally developed software, $0.2 million of share-based compensation expense and $0.1 million of deferred rent, partially offset by a $0.1 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a net increase of $1.1 million in accounts receivable and a $0.5 million decrease in accounts payable. The increase in account receivable is primarily attributed to an increase in revenue from invoiced customers and one customer paying just before the end of the fourth quarter of 2009, whereas this same customer paid shortly after the end of the first quarter of 2010.

Investing Activities

Cash used in investing activities in the first quarter of 2011 of $2.7 million was primarily attributed to $2.4 million net purchase of investments. Capital expenditures in the first quarter of 2011 consisted of $0.3 million for equipment acquired during the quarter and an investment of $0.1 million in internally developed software related to our AdCenter platform technology.

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

Financing Activities

Cash used by financing activities primarily consisted of $0.3 million in each of the three months ended March 31, 2011 and 2010, respectively, attributed to scheduled lease payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.3 million at March 31, 2011, related to security of a building lease.

On April 30, 2010, our master equipment lease agreement with CNB of $5.0 million expired. As of April 30, 2010, we had drawn down approximately $4.9 million of the available lease line of credit.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2011, we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2010, we believe that there have been no significant changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Item 1A of Form 10-Q we are not required to provide information regarding material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

LOOKSMART, LTD.

Dated: May 4, 2011

By:	/s/ William O’Kelly
William O’Kelly Senior Vice President Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 9, 2010).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2++	Forms of Stock Option Agreement used by the Registrant in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

4.3++	Form of cover sheet for use with Stock Option Agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2006 (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

4.4++	Form of cover sheet for use with stock option agreement for grants of stock options to executives in connection with the Company’s Executive Team Incentive Plan, Plan Year 2007 (Filed with the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on March 2, 2007).

10.82++	Severance Agreement and General Release between the Registrant and Stephen Markowski (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011).

10.83++	Severance Agreement and General Release between the Registrant and Eltinge Brown (Filed with the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011).

10.84*++	Employment Offer Letter between the Registrant and its Senior Vice President Operations and Chief Financial Officer dated January 12, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith
(‡)	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.
(+)	Confidential treatment has been granted with respect to portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(++)	Management contract or compensatory plan or arrangement.