Form 10-Q
period 2011-09-30
LOOKSMART LTD
filed 2011-11-07
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of October 28, 2011, there were 17,287,343 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,941	$22,119
Short-term investments	6,156	3,250
Total cash, cash equivalents and short-term investments	22,097	25,369
Trade accounts receivable, net	3,044	3,267
Prepaid expenses and other current assets	794	680
Total current assets	25,935	29,316
Long-term investments	3,462	1,577
Property and equipment, net	2,185	3,082
Capitalized software and other assets, net	1,306	1,750
Total assets	$32,888	$35,725

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,864	$2,503
Accrued liabilities	1,648	2,615
Deferred revenue and customer deposits	1,002	1,004
Current portion of capital lease obligations	679	1,048
Total current liabilities	5,193	7,170
Capital lease and other obligations, net of current portion	390	902
Total liabilities	5,583	8,072
Commitments and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at September 30, 2011 and December 31, 2010; Issued and Outstanding: none at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares at September 30, 2011 and December 31, 2010; Issued and Outstanding: 17,287 shares and 17,222 shares at September 30, 2011 and December 31, 2010, respectively	17	17
Additional paid-in capital	262,097	261,740
Accumulated other comprehensive income (loss)	(39)	1
Accumulated deficit	(234,770)	(234,105)
Total stockholders' equity	27,305	27,653
Total liabilities and stockholders' equity	$32,888	$35,725

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$7,356	$11,275	$22,350	$37,578
Cost of revenue	4,187	6,324	12,281	22,885
Gross profit	3,169	4,951	10,069	14,693
Operating expenses:
Sales and marketing	566	954	1,768	3,383
Product development and technical operations	1,767	1,812	4,911	5,804
General and administrative	1,065	1,546	3,492	4,907
Restructuring charge	-	-	889	-
Total operating expenses	3,398	4,312	11,060	14,094
Income (loss) from operations	(229)	639	(991)	599
Interest income	21	17	68	50
Interest expense	(11)	(34)	(64)	(117)
Other income (expense), net	(1)	7	325	59
Income (loss) from continuing operations before income taxes	(220)	629	(662)	591
Income tax expense	(4)	-	(3)	(5)
Income (loss) from continuing operations	(224)	629	(665)	586
Income from discontinued operations, net of tax	-	89	-	267
Net income (loss)	$(224)	$718	$(665)	$853
Net income (loss) per share - Basic and Diluted
Income (loss) from continuing operations	$(0.01)	$0.04	$(0.04)	$0.03
Income from discontinued operations, net of tax	-	-	-	0.02
Net income (loss) per share - Basic and Diluted	$(0.01)	$0.04	$(0.04)	$0.05
Weighted average shares outstanding used in computing basic net income (loss) per share	17,284	17,192	17,265	17,165
Weighted average shares outstanding used in computing diluted net income (loss) per share	17,284	17,261	17,265	17,195

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(665)	$853
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,039	2,180
Share-based compensation	263	554
(Gain) loss from sale of assets and other non-cash charges	69	(318)
Deferred rent	(8)	84
Gain on closure of settlement fund	(339)	-
Changes in operating assets and liabilities:
Trade accounts receivable	132	675
Prepaid expenses and other current assets	(71)	(129)
Trade accounts payable	(639)	(587)
Accrued liabilities	(628)	(1,296)
Deferred revenue and customer deposits	(2)	(126)
Net cash provided by operating activities	151	1,890
Cash flows from investing activities:
Purchase of investments	(16,672)	(8,994)
Proceeds from sale of investments	11,793	9,262
Proceeds from sale of equipment	-	67
Payments for property, equipment, and capitalized software	(738)	(2,126)
Proceeds from contingent purchase consideration of certain consumer assets	91	266
Net cash used in investing activities	(5,526)	(1,525)
Cash flows from financing activities:
Principal payments of capital lease obligations	(873)	(1,039)
Proceeds from issuance of common stock	75	38
Net cash used in financing activities	(798)	(1,001)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	-
Decrease in cash and cash equivalents	(6,178)	(636)
Cash and cash equivalents, beginning of period	22,119	22,933
Cash and cash equivalents, end of period	$15,941	$22,297
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$363
Change in unrealized gain on investments	$35	$-

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains, have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statements of Operations (see Note 2). At September 30, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2011 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”). The Unaudited Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

Investments

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year at the date of purchase are considered long-term investments unless management intends to liquidate such securities in the current operating cycle in which case they are classified as short-term investments. Securities recorded as investments are classified as available-for-sale and carried at fair value.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist of which management is aware. The Company pays distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade accounts receivable, net is not significant and $0.2 million at September 30, 2011 and December 31, 2010, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.2 million at each of September 30, 2011 and December 31, 2010. Bad debt allowance included in sales and marketing expense is not significant for the three and nine months ended September 30, 2011 and 2010.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2011 and December 31, 2010, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceeded federally insured limits at September 30, 2011 and December 31, 2010. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	September 30,	December 31,
	2011	2010
Company 1	24%	21%
Company 2	17%	**
Company 3	13%	**
Company 4	10%	**

** Less than 10%

Revenue Concentrations

The following table reflects revenue from customers located in countries or regions that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	73%	57%	70%	60%
Europe, Middle East and Africa	16%	33%	22%	25%
Canada	**	**	**	11%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Advertiser Networks	96%	92%	96%	93%
Publisher Solutions	4%	8%	4%	7%

** Less than 10%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Company 1	13%	21%	14%	14%
Company 2	14%	**	11%	10%
Company 3	12%	11%	12%	**

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of TAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distribution Partner 1	**	15%	**	16%
Distribution Partner 2	**	14%	**	11%
Distribution Partner 3	**	13%	**	**

** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

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

As of September 30, 2011 and December 31, 2010, management believes long-lived assets were not impaired.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees and directors, including grants of employee and director stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three and nine months ended September 30, 2011 were $0.1 million and $0.3 million, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, which was related to stock grants, options and employee stock purchases.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) as of September 30, 2011 and December 31, 2010, consists of unrealized gains (losses) on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

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

As of September 30, 2011 and December 31, 2010, all of the Company’s accounts receivable, intangible assets and deferred revenue related to the search advertising segment. All long-lived assets are located in the United States or Canada.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of material significance, or have potential material significance, to the Company.

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

2. Discontinued Operations

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that was realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, which has been classified as discontinued operations in the accompanying Unaudited Consolidated Statements of Operations. Under the terms of the Content Watch agreement, the contingent purchase consideration ended in 2010.

As of September 30, 2011 the Company owns the Wisenut search engine technology, intellectual property rights in such technology and other assets.

3. Cash, Cash Equivalents and Short-Term and Long-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30,	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$8,053	$9,435
Cash equivalents
Money market mutual funds	489	35
Certificates of deposit	2,350	2,000
Commercial paper	5,049	10,649
Total cash equivalents	7,888	12,684
Total cash and cash equivalents	15,941	22,119
Short-term investments:
Corporate bonds	501	-
Certificates of deposit	2,656	2,250
Commercial paper	2,999	1,000
Total short-term investments	6,156	3,250
Long-term investments:
Corporate bonds	2,037	1,577
Certificates of deposit	1,425	-
Total long-term investments	3,462	1,577
Total cash and available-for-sale securities	$25,559	$26,946

Realized gains and realized losses were not significant for any of the three and nine month periods ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2011 and December 31, 2010 were less than one year. The contractual maturity of the long-term investments is 1.10 years as of September 30, 2011 (see Note 11).

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,594	$(7,619)	$1,975	$9,224	$(6,411)	$2,813
Furniture and fixtures	75	(61)	14	75	(59)	16
Software	1,239	(1,227)	12	1,239	(1,220)	19
Leasehold improvements	308	(124)	184	308	(74)	234
Total	$11,216	$(9,031)	$2,185	$10,846	$(7,764)	$3,082

Depreciation expense on property and equipment for the three and nine months ended September 30, 2011, including property and equipment under capital lease, was $0.4 million and $1.3 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September 30, 2010, including property and equipment under capital lease, was $0.5 million and $1.3 million, respectively. Equipment under capital lease totaled $3.3 million and $4.3 million as of September 30, 2011 and December 31, 2010, respectively. Depreciation expense on equipment under capital lease was $0.2 million and $0.8 million for the three and nine months ended September 30, 2011, respectively, and was $0.3 million and $1.0 million for the three and nine months ended September 30, 2010, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.7 million and $2.8 million as of September 30, 2011 and December 31, 2010, respectively.

5. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,555	$(5,299)	$1,256	$6,206	$(4,550)	$1,656
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	50	-	50	94	-	94
	$6,683	$(5,377)	$1,306	$6,378	$(4,628)	$1,750

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software and is amortized over three years. Amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Accrued distribution and partner costs	$1,246	$1,473
Accrued compensation and related expenses	226	513
Accrued professional service fees	172	222
Other	4	407
Total accrued liabilities	$1,648	$2,615

7. Restructuring Charges

In January 2011, the Company recorded $0.9 million in pre-tax restructuring charges associated with the termination of approximately 20 full-time positions. All restructuring charges have been classified as such on the Unaudited Consolidated Statement of Operations. The cash payments associated with the January 2011 restructuring liability were $0.1 million and $0.9 million for the three and nine months ended September 30, 2011, respectively. All restructuring charges have been paid as of September 30, 2011.

8. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Capital lease obligations	$911	$1,784
Deferred rent	158	166
Total capital lease and other obligations	1,069	1,950
Less: current portion of capital lease obligations	(679)	(1,048)
Capital lease and other obligations, net of current portion	$390	$902

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement includes two financial covenants, with which the Company was in compliance as of September 30, 2011.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September 30, 2011 and December 31, 2010, the Company was not in default on either agreement with CNB (see Note 9).

9. Commitments and Contingencies

As of September 30, 2011, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Three months ending December 31, 2011	$204	$176	$380
Years ending December 31,
2012	602	578	1,180
2013	144	537	681
2014	-	556	556
Total minimum payments	950	$1,847	$2,797
Less: amount representing interest	(39)
Present value of net minimum payments	911
Less: current portion	(679)
Long-term portion of capital lease obligations	$232

Operating Lease

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to the scheduled base rent payments, the Company is also responsible for varying amounts of operating and property tax expenses.

Letters of Credit

At September 30, 2011 and December 31, 2010, the Company has an outstanding SBLC related to the security of a building lease for $0.3 million. The SBLC contains two financial covenants, with which the Company was in compliance as of September 30, 2011.

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

Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc.

In 2008, the Company established a settlement fund related to a class action lawsuit in which the Company was named as a defendant, Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc. (the “Fund”). In the second quarter of 2011, the Company determined that all settlements related to the Fund had been paid and reversed the balance recorded in accrued liabilities and recorded $0.3 million in non-operating income related to closure of the Fund. This amount is included in other income for the nine months ended September 30, 2011.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. The number of shares reserved for issuance under the Plans was approximately 4.3 million and 4.5 million shares of common stock at September 30, 2011 and December 31, 2010, respectively. There were approximately 1.4 million shares available to be granted under the Plans at September 30, 2011.

Share-based compensation expense recorded during the three and nine months ended September 30, 2011 and 2010 was included in the Company’s Unaudited Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales and marketing	$10	$20	$12	$58
Product development and technical operations	47	70	131	214
General and administrative	41	132	120	282
Total share-based compensation expense	98	222	263	554
Amounts capitalized as software development costs	3	10	19	34
Total share-based compensation	$101	$232	$282	$588

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2011 was $0.8 million and is expected to be recognized over a weighted-average period of approximately 3.2 years. The total fair value of equity awards vested during the three and nine months ended September 30, 2011 was $0.1 million and $0.3 million, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2010, respectively.

Option Awards

Stock option activity under the Plans during the three and nine months ended September 30, 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2010	2,922	$3.20
Granted	227	1.78
Exercised	(30)	1.15
Expired/forfeited	(442)	2.46
Options outstanding at March 31, 2011	2,677	$3.22
Granted	375	1.85
Exercised	(5)	1.17
Expired/forfeited	(337)	3.74
Options outstanding at June 30, 2011	2,710	$2.97
Granted	146	1.46
Exercised	(7)	1.15
Expired/forfeited	(158)	2.20
Options outstanding at September 30, 2011	2,691	$2.94	5.26	$30
Vested and expected to vest at September 30, 2011	2,396	$3.08	5.12	$29
Exercisable at September 30, 2011	1,737	$3.62	4.71	$26

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

The following table summarizes information about stock options outstanding at September 30, 2011:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$1.02	-	$1.62	902	5.98	$1.43	438	$1.38
1.64	-	2.62	570	6.37	1.92	104	2.28
2.70	-	4.15	815	4.66	3.27	791	3.27
4.33	-	6.50	272	3.84	4.60	272	4.60
7.30	-	10.95	74	2.68	9.28	74	9.28
12.01	-	20.55	58	1.38	15.94	58	15.94
			2,691	5.26	2.94	1,737	3.62

Stock Awards

The Company did not issue restricted stock during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company issued 22 thousand and 35 thousand shares, respectively, of fully vested restricted stock, with a weighted average grant date fair value of $1.49 and $1.32 per share, under the 2007 Plan. The Company recorded share-based compensation for stock awards of zero for the three and nine months ended September 30, 2011. Share-based compensation expense for stock awards was not significant for the three and nine months ended September 30, 2010.

Employee Stock Purchase Plan

In July 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was not significant for the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, 65 thousand shares have been issued under the 2009 ESPP Plan.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee and director stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	64.8%	64.5%	67.0%	64.7%
Risk-free interest rate	1.14%	1.31%	1.43%	1.51%
Expected term (years)	4.48	4.65	4.12	4.22
Expected dividend yield	-	-	-	-
Weighted average grant date fair value	$0.76	$0.77	$0.88	$0.74

As share-based compensation expense recognized in the Unaudited Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee and Director Stock Options and Purchase Plans

There were 7 thousand and 42 thousand options exercised in the three and nine months ended September 30, 2011. There were no options exercised in the three and nine months ended September 30, 2010. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

11. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$489	$489	$-
Certificates of deposit	2,350	-	2,350
Commercial paper	5,049	-	5,049
	7,888	489	7,399
Short-term investments:
Corporate bonds	501	-	501
Certificates of deposit	2,656	-	2,656
Commercial paper	2,999	-	2,999
	6,156	-	6,156
Long-term investments:
Corporate bonds	2,037	-	2,037
Certificates of deposit	1,425	-	1,425
	3,462	-	3,462

Total financial assets measured at fair value	$17,506	$489	$17,017

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$35	$35	$-
Certificates of deposit	2,000	-	2,000
Commercial paper	10,649	-	10,649
	12,684	35	12,649
Short-term investments:
Certificates of deposit	2,250	-	2,250
Commercial paper	1,000	-	1,000
	3,250	-	3,250
Long-term investments:
Corporate bonds	1,577	-	1,577
Total financial assets measured at fair value	$17,511	$35	$17,476

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2011 and December 31, 2010, the Company did not adjust prices received from the pricing service.

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

12. Related Party Transactions

In addition to the fees paid as a director of the Company, Dr. Jean-Yves Dexmier was paid fees totaling $0.1 million and $0.4 million in each of the three and nine month periods ended September 30, 2011 and 2010, respectively, in connection with his services as the Company’s Chief Executive Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, there had been no material changes to our critical accounting policies and estimates.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities, including related gains, have been classified as discontinued operations for all periods presented in the accompanying Unaudited Consolidated Statements of Operations (see Note 2). At September 30, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2011

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Revenue	$7,356	100.0%	$11,275	100.0%	$(3,919)	(35%)
Cost of revenue	4,187	56.9%	6,324	56.1%	(2,137)	(34%)
Gross profit	3,169	43.1%	4,951	43.9%	(1,782)	(36%)
Operating expenses:
Sales and marketing	566	7.7%	954	8.5%	(388)	(41%)
Product development and technical operations	1,767	24.0%	1,812	16.0%	(45)	(2%)
General and administrative	1,065	14.5%	1,546	13.7%	(481)	(31%)
Total operating expenses	3,398	46.2%	4,312	38.2%	(914)	(21%)
Income (loss) from operations	(229)	(3.1%)	639	5.7%	(868)	(136%)
Non-operating income (expense), net	9	0.1%	(10)	(0.1%)	19	(190%)
Income (loss) from continuing operations before income taxes	(220)	(3.0%)	629	5.6%	(849)	(135%)
Income tax expense	(4)	(0.1%)	-	0.0%	(4)	0%
Income (loss) from continuing operations	(224)	(3.1%)	629	5.6%	(853)	(136%)
Income from discontinued operations, net of income taxes	-	0.0%	89	0.8%	(89)	(100%)
Net income (loss)	$(224)	(3.1%)	$718	6.4%	$(942)	(131%)

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Revenue	$22,350	100.0%	$37,578	100.0%	$(15,228)	(41%)
Cost of revenue	12,281	54.9%	22,885	60.9%	(10,604)	(46%)
Gross profit	10,069	45.1%	14,693	39.1%	(4,624)	(31%)
Operating expenses:
Sales and marketing	1,768	7.9%	3,383	9.0%	(1,615)	(48%)
Product development and technical operations	4,911	22.0%	5,804	15.4%	(893)	(15%)
General and administrative	3,492	15.6%	4,907	13.1%	(1,415)	(29%)
Restructuring charge	889	4.0%	-	0.0%	889	0%
Total operating expenses	11,060	49.5%	14,094	37.5%	(3,034)	(22%)
Income (loss) from operations	(991)	(4.4%)	599	1.6%	(1,590)	(265%)
Non-operating income (expense), net	329	1.5%	(8)	0.0%	337	(4213%)
Income (loss) from continuing operations before income taxes	(662)	(2.9%)	591	1.6%	(1,253)	(212%)
Income tax expense	(3)	0.0%	(5)	0.0%	2	(40%)
Income (loss) from continuing operations	(665)	(2.9%)	586	1.6%	(1,251)	(213%)
Income from discontinued operations, net of income taxes	-	0.0%	267	0.7%	(267)	(100%)
Net income (loss)	$(665)	(2.9%)	$853	2.3%	$(1,518)	(178%)

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Advertiser Networks	$7,043	96%	$10,397	92%	$(3,354)	(32%)
Publisher Solutions	313	4%	878	8%	(565)	(64%)
Total revenue	$7,356	100%	$11,275	100%	$(3,919)	(35%)

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Advertiser Networks	$21,504	96%	$34,930	93%	$(13,426)	(38%)
Publisher Solutions	846	4%	2,648	7%	(1,802)	(68%)
Total revenue	$22,350	100%	$37,578	100%	$(15,228)	(41%)

The decrease in Advertiser Networks revenue for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is attributed to a decline in paid clicks and average revenue-per-click (“RPC”). RPC and paid click changes were the result of lower revenues from our intermediaries in the comparable periods. Yahoo! Partners, our largest customer group, were affected significantly by reduced payments following the Yahoo!-Bing Search Alliance integration which consequently resulted in lower revenues to us. Total paid clicks decreased 14% to 151 million for the three months ended September 30, 2011, compared to 175 million for the three months ended September 30, 2010. During the same three month period, average RPC decreased 21%, from $0.059 to $0.047. Total paid clicks decreased 27% to 442 million for the nine months ended September 30, 2011, compared to 609 million for the nine months ended September 30, 2010. During the same nine month period, average RPC decreased 15%, from $0.057 to $0.049. Quarter-over-quarter metrics are increasing; total paid clicks of 151 million in the third quarter of 2011 increased 3% from 146 million in the second quarter of 2011 while average RPC increased 8% in the third quarter of 2011 compared to the second quarter of 2011.  Going forward, we will continue to attempt to increase our revenue primarily with our intermediaries and through performance based pricing models targeting direct advertisers and their agencies.

The decrease in Publisher Solutions revenue for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is attributed to reduced revenue from IAC Search and Media, Inc. (“IAC”) related to the termination of an agreement with IAC on October 31, 2010. We did not record any Publisher Solutions revenue from IAC during the three and nine months ended September 30, 2011, compared to $0.6 million, or 74% of Publisher Solutions revenue, and $1.9 million, or 72% of Publisher Solutions revenue, during the three and nine months ended September 30, 2010, respectively.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of TAC, costs paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$3,803	52%	$5,912	52%	$(2,109)	(36%)
Other costs	384	5%	412	4%	(28)	(7%)
Total cost of revenue	$4,187	57%	$6,324	56%	$(2,137)	(34%)
Traffic acquisition costs as percentage of Advertiser Networks revenue		54.0%		56.9%

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$11,106	50%	$21,336	57%	$(10,230)	(48%)
Other costs	1,175	5%	1,549	4%	(374)	(24%)
Total cost of revenue	$12,281	55%	$22,885	61%	$(10,604)	(46%)
Traffic acquisition costs as percentage of Advertiser Networks revenue		51.6%		61.1%

Our TAC decrease as a percentage of associated revenue in the nine months ended September 30, 2011 is primarily attributed to optimization of bids/prices paid for different sources of traffic and keywords.

Our other costs of revenue, which consists primarily of co-location costs and credit card processing fees, decreased due to the significant duplicate costs incurred during the first half of 2010 associated with the move to a new co-location facility.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 as compared to the same period in 2010 decreased $0.9 million and $3.0 million, respectively. The decrease is largely due to lower headcount resulting from a reduction in workforce in the first quarter of 2011. Since the reduction in workforce in the first quarter of 2011, we have been increasing our headcount in sales, product development and account management. We plan to continue increasing the workforce which will result in comparatively higher operating expenses; however, this planned increase in headcount and associated expense will continue to be closely evaluated relative to operating margin.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and nine months ended September 30, 2011 and 2010; and were as follows (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Sales and marketing	$566	8%	$954	8%	$(388)	(41%)
Product development and technical operations	1,767	24%	1,812	16%	(45)	(2%)
General and administrative	1,065	14%	1,546	14%	(481)	(31%)
Total operating expenses	$3,398	46%	$4,312	38%	$(914)	(21%)

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,768	8%	$3,383	9%	$(1,615)	(48%)
Product development and technical operations	4,911	22%	5,804	16%	(893)	(15%)
General and administrative	3,492	15%	4,907	13%	(1,415)	(29%)
Restructuring charge	889	4%	-	0%	889	0%
Total operating expenses	$11,060	49%	$14,094	38%	$(3,034)	(22%)

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

The reduction in sales and marketing expenses for the three and nine months ended September 30, 2011, is primarily due to lower compensation related expense associated with lower headcount, and a reduction in marketing expenses.

Product Development and Technical Operations

Product development and technical operations expense includes all costs related to the continued operations, development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Networks and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, depreciation, overhead, and facilities. Costs related to the development of software for internal use in the business, including salaries and associated costs of employment are capitalized after certain milestones have been achieved and amortized over a three year period once the project is placed in service. Software licensing and computer equipment depreciation related to supporting product development and technical operations functions are also included in product development and technical operations expense.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research, training and testing.

Product development and technical operations and capitalized software development costs for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$1,853	25%	$1,988	18%	$(135)	(7%)
Capitalized software development costs	(86)	(1%)	(176)	(2%)	90	(51%)
Total product development and technical operations expense	$1,767	24%	$1,812	16%	$(45)	(2%)

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$5,260	24%	$6,356	17%	$(1,096)	(17%)
Capitalized software development costs	(349)	(2%)	(552)	(2%)	203	(37%)
Total product development and technical operations expense	$4,911	22%	$5,804	15%	$(893)	(15%)

The reduction in product development and technical operations expense, net of capitalized software development costs for the three and nine months ended September 30, 2011 is primarily due to lower compensation related expense and lower depreciation expense, which was partially offset by lower capitalized software development.

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

The reduction in general and administrative expenses for the three and nine months ended September 30, 2011 is due to lower compensation-related expense associated with lower headcount and reductions in legal and professional fees.

Other Items

The tables below set forth other continuing operations data for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$21	0%	$17	0%	$4	24%
Interest expense	(11)	0%	(34)	0%	23	(68%)
Other income (expense), net	(1)	0%	7	0%	(8)	(114%)
Total non-operating income (expense), net	$9	0%	$(10)	0%	$19	(190%)

Income tax expense	$(4)	0%	$-	0%	$(4)	0%

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$68	0%	$50	0%	$18	36%
Interest expense	(64)	0%	(117)	0%	53	(45%)
Other income, net	325	1%	59	0%	266	451%
Total non-operating income (expense), net	$329	1%	$(8)	0%	$337	(4213%)

Income tax expense	$(3)	0%	$(5)	0%	$2	(40%)

Interest

Interest expense, primarily consisting of interest paid on capital leases, decreased an insignificant amount during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. This decrease was primarily due to a reduction in capital lease obligations.

Other Income

In 2008, the Company established a settlement fund related to a class action lawsuit in which the Company was named as a defendant, Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc. (the “Fund”). In the second quarter of 2011, the Company determined that all settlements related to the Fund had been paid. The Fund was closed on June 30, 2011 and the Company recorded $0.3 million in non-operating income related to the closure. This amount is included in other income for the nine months ended September 30, 2011.

Income Tax Expense

Due to our utilizable net operating losses and other tax affects, our income tax expense consists of minimum state taxes.

Income from Discontinued Operations, Net of Tax

In January 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration ended in 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of September 30, 2011 we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Increase (decrease) in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$151	$1,890	$(1,739)
Net cash used in investing activities	(5,526)	(1,525)	(4,001)
Net cash used in financing activities	(798)	(1,001)	203
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	-	(5)
Decrease in cash and cash equivalents	$(6,178)	$(636)	$(5,542)

Cash, cash equivalents and short- and long-term investment balances were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010	Change
Cash and cash equivalents	$15,941	$22,119	$(6,178)
Short-term investments	6,156	3,250	2,906
Long-term investments	3,462	1,577	1,885
Total	$25,559	$26,946	$(1,387)
% of total assets	78%	75%
Total assets	$32,888	$35,725

At September 30, 2011, we had $25.6 million of cash, cash equivalents and short- and long-term marketable investments. Cash equivalents and short- and long-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 3 to the Unaudited Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term and Long-Term Investments,” which describes further the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short- and-long-term investments decreased $1.4 million to $25.6 million at September 30, 2011, from $26.9 million at December 31, 2010 primarily due to restructuring expenses, the use of capital to acquire equipment, principal payments on capital leases, and decreased accounts payable and accrued liabilities.

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

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2011 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash provided by operations in the nine months ended September 30, 2011 was $151 thousand and consisted of a net loss of $0.7 million, adjustments for non-cash items of $2.0 million and cash used by working capital and other activities of $1.2 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization expense on property and equipment and internally developed software and $0.3 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.3 million decrease in accounts payable and accrued liabilities partially offset by a net decrease of $0.1 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and lower operating expenses. The decrease in accounts receivable is primarily attributed to the decrease in revenue and improvement in collections.

Cash provided by operating activities in the nine months ended September 30, 2010 consisted of our net income adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, gains on sale of assets, as well as the effect of changes in working capital and other activities. Cash provided by operations in the nine months ended September 30, 2010 was $1.9 million and consisted of a net income of $0.9 million, adjustments for non-cash items of $2.4 million and cash used by working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $2.2 million of depreciation and amortization expense on property and equipment and internally developed software, $0.6 million of share-based compensation expense, partially offset by a $0.3 million gain on sale of assets. In addition, changes in working capital activities primarily consisted of a $1.9 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $0.7 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2011 of $5.5 million was primarily attributed to $4.9 million of net purchases of investments. Capital expenditures in the nine months ended September 30, 2011 consisted of $0.4 million for equipment acquired and an investment of $0.3 million in internally developed software related to our AdCenter platform technology.

Cash used in investing activities in the nine months ended September 30, 2010 of $1.5 million was primarily attributed to $2.1 million of capital expenditures, partially offset by $0.3 million of net proceeds from investments and $0.3 million of net proceeds related to the sale of certain consumer assets. Capital expenditures for the nine months ended September 30, 2010 consisted of $0.8 million for equipment received in 2009, for which a liability was accrued in 2009, $0.8 million for equipment acquired during the first nine months of 2010, and an investment of $0.5 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities of $0.8 million in the nine months ended September 30, 2011 and $1.0 million in the nine months ended September 30, 2010 is primarily attributed to scheduled lease payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.3 million at September 30, 2011, related to security of a building lease.

On April 30, 2010, our master equipment lease agreement with CNB of $5.0 million expired. As of April 30, 2010, we had drawn down approximately $4.9 million of the available lease line of credit.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September 30, 2011, we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2010, we believe that there have been no significant changes in contractual obligations or commercial commitments outside the ordinary course of business, during the nine months ended September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LOOKSMART, LTD.

Dated: November 4, 2011

By:	/s/ William O’Kelly
William O’Kelly Senior Vice President Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 9, 2010).

3.1	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

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