Form 10-K
period 2011-12-31
LOOKSMART LTD
filed 2012-03-28
CIK 1077866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2011, was approximately $26,087,337. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 2012, 17,293,237 shares of the registrant’s common stock were outstanding.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

o	the possibility that we may fail to preserve our expertise in search advertising network product development,

o	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

o	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

o	that we may be unable to maintain or grow sources of revenue,

o	that changes in the distribution network composition may lead to decreases in query volumes,

o	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

o	that we may be unable to maintain profitability,

o	that we may be unable to attract and retain key personnel,

o	that we may not be able to effectively manage, or to increase, our relationships with international customers,

o	that we may have unexpected increases in costs and expenses, or

o	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Overview

LookSmart, Ltd. (“LookSmart” or “the Company”) is a search advertising network solutions company that provides relevant solutions for search advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. During 2008, we sold the intellectual property rights to the “Wisenut” trademark and related domain names and decided to wind down the Furl operations. The Furl assets were accounted for under the guidance of Accounting Standards Codification (“ASC”) 360-10-40, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-40”) as “assets held for sale” and a full impairment of these assets was recorded at December 31, 2008. In the first quarter of 2009, the Furl assets were sold. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations, as described more fully in Note 2 to our Consolidated Financial Statements below. At December 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Our largest category of customers has been the Intermediaries, the majority of which purchase clicks to sell into the affiliate network of large search engine providers. In 2011, revenue from Intermediaries decreased significantly compared to 2010. This decrease was the primary driver of the revenue drop and was a result of changes in the search ecosystem that had a severe impact on the Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future growth in the Intermediary business.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart ®. We have an issued patent on our Wisenut search engine technology and have patents pending or issued on various aspects of our ad delivery and search technologies. LookSmart currently holds one patent that expires in 2021.

Competition

The online search advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines, such as Yahoo!, Google, and Bing often receive the biggest portion of the search marketing budget. With greater capital and technical resources, and greater brand recognition, the larger search engines are often first priority in the mind of the advertiser, agency or buyer.

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

We compete on two main fronts: 1) attracting and growing our base of search advertising customers to purchase our online search advertising products and to incorporate their key words into our search advertising network, and 2) attracting and maintaining distribution network partners to incorporate their search queries into our search advertising network. The basis on which we compete differs among the two fronts. In addition, while internet advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

Government Regulations

We are subject to a number of domestic state and federal laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption.

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

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2011 we had 50 employees.

Customers

For the year ended December 31, 2011, each of two Intermediaries customers accounted for more than 10% of our revenue, and in the aggregate they accounted for 22% of our revenue. In the future, we expect our revenue concentration associated with the Intermediary customers to be smaller.

Product Development and Technical Operations Expense

Product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our core technology product, the AdCenter platform. Our product development and technical operations expense, net of capitalized software development costs, was approximately $6.7 million during the year ended December 31, 2011 and approximately $9.0 million during the year ended December 31, 2010.

Available Information

Our website, www.looksmart.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2011 and 2010. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business or related business models under development, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers have historically been Intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers. In 2011, we experienced a significant decrease in revenues largely due to loss of Intermediary business.

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has historically been Intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. The Intermediary business model experienced a significant change in the fourth quarter of 2011. We have ceased business with several of our Intermediary customers and do not expect significant future revenue growth in this area. If we are unable to identify and exploit alternative sources of profitable revenue, our results of operations, financial condition and/or liquidity will suffer.

Our future success depends on sales to, and the management of, international customers

A portion of our revenue is derived from sales to international customers who are headquartered internationally, however our business with them is primarily U.S. based and our transactions are primarily in U.S. dollars.

Managing our growing group of customers outside the U.S. presents various challenges, including, but not limited to:
•	economic and political conditions;
•	longer payment cycles;
•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;
•	our ability to develop relationships with local accounts;
•	compliance with United States. and international laws and regulations;
•	fluctuations in foreign currency exchange rates; and
•	our ability to secure and retain qualified people for the operation of our business.

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

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add distribution network partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, or at all.. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We generated a net loss in 2011, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $2.5 million for the year ended December 31, 2011. As of December 31, 2011, our accumulated deficit was approximately $237 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to maintain profitability in the future, which could result in a decline in our stock price.

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

We face intense competitive pressures, which could materially and adversely affect our financial results

We compete in the relatively new and rapidly evolving online search advertising industry, which presents many uncertainties that could require us to further refine our business model. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertising customers on the basis of the quality and composition of our network, the price-per-click (“PPC”) charged to search advertising customers, the volume of clicks that we can deliver to search advertising customers, tracking and reporting of campaign results, customer service, and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the PPC charged to search advertising customers. We also experience competition in offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher RPC, better relevance and conversion rates, or better products and services than we have.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders

From time to time we evaluate corporate development opportunities and when appropriate, may make acquisitions of or significant investments in, complementary companies or technologies to increase our technological capabilities expand our service offerings, or extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of the company. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities or increase our debt. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, which would adversely affect our operating results. Integration of acquired companies and technologies into the company is likely to be expensive, time-consuming, and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of depressed capital markets, stock volatility, and small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve

We use proprietary and licensed software and databases to receive and analyze advertisements, campaigns and budgets, match search queries to advertising, analyze webpage information to match advertising to relevant content, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs, or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our service or the websites of our distribution network partners:
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

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer

Invalid clicks are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on our search advertising customers’ text advertisements coming from within our distribution network. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. Invalid clicks are commonly referred to as “click fraud”. We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to be able to completely detect and remove all invalid traffic from our search network.

We have in the past been subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to search advertising customer complaints, claims, litigation or inquiries in the future. We have from time to time credited invoices or refunded revenue to our customers due to invalid traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertising customers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to conversions for the search advertising customers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertising customers and revenue and could materially and adversely affect our financial results.

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

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party data center could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services.. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

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

We currently have an agreement with Raging Wire Enterprise Solutions, Inc. (“Raging Wire”) to house equipment for web serving and networking and to provide network connectivity services. We also have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account, and web serving systems at separate locations. Accordingly, our operations depend on Raging Wire to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hackers, vandalism, and similar events. Raging Wire does not guarantee that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize, and record revenue would suffer.

We may face liability for claims related to our products and services, and these claims may be costly to resolve

Internet users, search advertisers, other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy, patent infringement or other claims. Lawsuits are filed against us from time to time. As we enter foreign markets, our potential liability could increase. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

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

Our quarterly revenues and operating results may fluctuate for many reasons, each of which may negatively affect our stock price

Our revenues and operating results will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, including without limitation:
•	change in the composition of our Advertiser Network customer base,

•	change in composition of our AdCenter customer base,
•	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites,
•	changes in the intermediary business model which affect the entire online search advertising ecosystem,
•	changes in the number of search advertising customers who do business with us, or the amount of spending per customer,
•	the revenue-per-click we receive from search advertising customers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services,
•	change in our traffic acquisition costs (“TAC”) related to our Advertiser Network, or
•	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners.

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

Our long-lived assets may be subject to greater risk of impairment if we undergo a change of control limiting the use of our net operating losses

As of December 31, 2011, we had net operating losses (“NOL”s) amounting to approximately $182 million for federal income tax purposes. We can utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce our U.S. federal income tax liability, which may arise even in periods when we incur an accounting loss for reporting purposes.. However, our ability to utilize our NOLs for these purposes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if certain ownership changes related to our stock held by 5% or greater shareholders exceeded 50%, measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered not only by merger and acquisition activity, but also by stock repurchases and normal market trading of our common stock. While we have not undergone a change of control under Section 382 since 2003, we were close to the threshold in 2011 and 2010, and no assurance can be given that such a change of control will not occur in the future. Should we undergo such a change of control, our ability to utilize our NOLs to offset future U.S. taxable income and reduce our U.S. federal income tax liability may be limited in certain circumstances. This, in turn, would affect our ability to utilize the NOLs in the calculations associated with testing for impairment of our long-lived assets used in operations, which could result in an increased likelihood of such impairment.

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

The Company leases a sales office in New York, New York on a month to month basis.

The Company leases temporary offices in Los Angeles, California with a term expiring in August 2012.

The Company maintains a data center in Sacramento, California, under a Master Service Agreement and related Service Level Agreement that expires in January 2013.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet that houses our Engineering and Support teams. The lease has a constant term of six months.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LookSmart, Ltd. common stock is quoted on the Nasdaq Global Market under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the Nasdaq Global Market for each period indicated:

	HIGH	LOW
2011
First quarter	$2.26	$1.47
Second quarter	$2.23	$1.39
Third quarter	$1.67	$1.30
Fourth quarter	$1.42	$1.17
2010
First quarter	$1.16	$0.88
Second quarter	$1.95	$0.96
Third quarter	$2.35	$1.15
Fourth quarter	$2.48	$1.86

LookSmart had approximately 4,762 holders of record of common stock as of March 21, 2012. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We had no sales of unregistered securities in 2011 and 2010.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

o	the possibility that we may fail to preserve our expertise in online advertising,

o	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

o	that we may be unable to maintain or grow sources of revenue,

o	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

o	that changes in the distribution network composition may lead to decreases in traffic volumes,

o	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

o	that we may be unable to maintain profitability,

o	that we may be unable to attract and retain key personnel,

o	that we may not be able to effectively manage, or to increase, our relationships with international customers,

o	that we may have unexpected increases in costs and expenses, or

o	that one or more of the other risks described above in the section entitled “Risk Factors” (Item 1A of this Annual Report on Form 10-K) and elsewhere in this report may occur.

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

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has historically been intermediaries, the majority of which purchase clicks to sell into the affiliate networks of the large search engine providers. Another category of customers are direct advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is self-service advertisers that sign-up online and pay by credit card.

In 2011, revenue from Intermediaries decreased significantly compared to 2010. The decrease was primary driven by a revenue decrease throughout the year, including a significant decrease in the fourth quarter due to revenue chargebacks to our Intermediary customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future growth in Intermediary business. Our future growth will come largely from Direct Advertisers, Self-Service Advertisers and other digital advertising models we may consider.

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

In the first quarter of 2008, management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the Company's remaining consumer assets. The results of operations of consumer product activities, including related gains (losses), have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations, as more fully described in Note 2 to our Consolidated Financial Statements below. At December 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called TAC and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company evaluates individual arrangements with customers to make a determination under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45 Revenue Recognition. We test and record revenue accordingly.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2011 and December 31, 2010, we placed our cash equivalents and investments through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

Revenue Concentrations

Our largest category of customers has been Intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. In the future, we expect revenue concentration associated with Intermediary customers to be smaller due to an overall decrease in Intermediary revenues and relationships.

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

As of December 31, 2011, there was no impairment of long-lived assets.

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

Restructuring Charges

On January 7, 2011 our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-positions, or approximately 35%. In January 2011, the Company recorded $889 thousand in pre-tax restructuring charges associated with the termination of approximately 20 full-time positions. All restructuring charges have been classified as such on the Consolidated Statement of Operations.

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

Product Development Costs of new product ideas and enhancements to existing products are charged to expense as incurred.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements below.

RESULTS OF OPERATIONS

Overview of 2011

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Revenue	$27,634	100.0%	$47,479	100.0%	$(19,845)	(42%)
Cost of revenue	15,195	55.0%	28,832	60.7%	(13,637)	(47%)
Gross profit	12,439	45.0%	18,647	39.3%	(6,208)	(33%)
Operating expenses:
Sales and marketing	2,332	8.4%	4,331	9.1%	(1,999)	(46%)
Product development and technical operations	6,742	24.4%	9,039	19.0%	(2,297)	(25%)
General and administrative	5,312	19.2%	4,635	9.8%	677	15%
Restructuring charge	889	3.2%	-	0.0%	889	0%
Total operating expenses	15,275	55.2%	18,005	37.9%	(2,730)	(15%)
Income (loss) from operations	(2,836)	(10.2%)	642	1.4%	(3,478)	(542%)
Non-operating income (expense), net	331	1.2%	(20)	(0.1%)	351	(1755%)
Income (loss) from continuing operations before income taxes	(2,505)	(9.0%)	622	1.3%	(3,127)	(503%)
Income tax expense	(3)	0.0%	(5)	0.0%	2	(40%)
Income (loss) from continuing operations	(2,508)	(9.0%)	617	1.3%	(3,125)	(506%)
Income from discontinued operations, net of income taxes	-	0.0%	358	0.8%	(358)	(100%)
Net income (loss)	$(2,508)	(9.0%)	$975	2.1%	$(3,483)	(357%)

During 2011, revenue decreased 42%, gross profit margin increased six percentage points resulting in a 33% decrease in gross profit. Operating expenses, excluding restructuring charges, decreased 20% from 2010. The reduction of $3.5 million from net income of $1.0 million in 2010 is primarily due to reduction in revenue partially offset by reductions in TAC and operating expenses.

In 2011, revenue from Intermediaries decreased significantly compared to 2010.  This decrease was the primary driver of the revenue decrease and was a result of changes in the search ecosystem that had a severe impact on the Intermediary business models and consequently the business they conduct with us.  We have ceased business with several Intermediaries as a result and we do not expect significant future growth in the Intermediary business.

The following developments during 2011 were key to our business performance:

•	A significant change in the search ecosystem that resulted in lower 2011 Advertiser Network revenues.
•	A January 2011 restructuring of our operations, including a 35% headcount reduction.
•	Establishment and staffing of an Engineering and Support office in Kitchener, Canada and a Sales and Support office in Los Angeles.

Revenue

Revenue is derived from our two service offerings or “products”: Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2011 and 2010, were as follows (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Advertiser Networks	$26,388	95%	$44,373	93%	$(17,985)	(41%)
Publisher Solutions	1,246	5%	3,106	7%	(1,860)	(60%)
Total revenue	$27,634	100%	$47,479	100%	$(19,845)	(42%)

Advertiser Networks

In 2011, revenue from Intermediaries decreased significantly compared to 2010. This decrease was the primary driver of the revenue drop and was a result of changes in the search ecosystem that had a severe impact on Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future growth in the Intermediary business. We expect our revenue growth in 2012 and beyond to come largely from direct advertisers, self-service advertisers and other digital advertising models under development.

Publisher Solutions

In October 2010, a platform license with IAC Search and Media, Inc. (“IAC”) expired. The decrease in Publisher Solutions revenue is attributed to this expiration.

In 2011, we were dependent upon a few customers for a significant percentage of our Publisher Solutions revenue. For that year, two customers combined to account for 22% of Publisher Solutions net revenue. For the year ended December 31, 2010, two customers combined to account for 25% of Publisher Solutions net revenue.

We do not expect significant future revenue growth from Intermediaries. Our future growth will come largely from Direct Advertisers, Self-Service Advertisers and other digital advertising models we may consider.

Cost of Revenue and Gross Profit

Cost of revenue, consisting of TAC, costs paid to our distribution network partners, collocation costs, commissions paid to advertising agencies, and credit card fees for the years ended December 31, 2011 and 2010 which were as follows (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$13,640	49%	$26,836	57%	$(13,196)	(49%)
Other costs	1,555	6%	1,996	4%	(441)	(22%)
Total cost of revenue	$15,195	55%	$28,832	61%	$(13,637)	(47%)

Traffic acquisition costs as percentage of Advertiser Networks revenue		51.7%		60.5%

TAC decreased as a result of the revenue declines and as a percentage of associated revenue due to optimization of bids/prices paid for different sources of traffic and keywords.

Our other costs of revenue, which consists of network operating costs and credit card processing fees, decreased due to the decrease in revenue.

Operating Expenses

Operating expenses, consisting of sales and marketing, product development and technical operations, general and administrative and restructuring charges, for the years ended December 31, 2011 and 2010 which were as follows (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Sales and marketing	$2,332	8%	$4,331	9%	$(1,999)	(46%)
Product development and technical operations	6,742	25%	9,039	19%	(2,297)	(25%)
General and administrative	5,312	19%	4,635	10%	677	15%
Restructuring charge	889	3%	-	0%	889	0%
Total operating expenses	$15,275	55%	$18,005	38%	$(2,730)	(15%)

In January 2011, the Company recorded $889 thousand in pre-tax restructuring charges associated with the termination of approximately 20 full-time positions. All restructuring charges have been classified as such in the Consolidated Statement of Operations.

Share-based compensation expense for the years ended December 31, 2011 and 2010 was allocated as follows (in thousands):

	Year Ended
	December 31,
	2011	2010
Sales and marketing	$19	$69
Product development and technical operations	150	322
General and administrative	192	288
Total share-based compensation expense	361	679
Amounts capitalized as software development costs	20	41
Total share-based compensation	$381	$720

Sales and Marketing

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition efforts.

The reduction in sales and marketing expenses for the year is primarily due to lower compensation related expense associated with lower headcount and a reduction in consulting and professional services.

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

Product development and technical operations and capitalized software development costs for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$7,224	26%	$9,746	21%	$(2,522)	(26%)
Capitalized software development costs	(482)	(2%)	(707)	(2%)	225	(32%)
Total product development and technical operations expense	$6,742	24%	$9,039	19%	$(2,297)	(25%)

The reduction in product development and technical operations expense, net of capitalized software development costs for the year ended December 31, 2011 compared to the same period in 2010, is primarily attributed to lower operating expense associated with Canada based Engineering.

General and Administrative

General and administrative expenses are comparable between 2011 and 2010 and  include costs of executive management, human resources, finance, and facilities personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, bad-debt expense, consulting and professional services fees. In 2011, bad debt expense increased as we reserved  the accounts receivables for several Intermediaries with which we ceased business.

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$89	0%	$68	0%	$21	31%
Interest expense	(81)	0%	(148)	0%	67	(45%)
Other income, net	323	1%	60	0%	263	438%
Total non-operating income (expense), net	$331	1%	$(20)	0%	$351	(1755%)

Income tax expense	$(3)	0%	$(5)	0%	$2	(40%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, increased 31% in the year ended December 31, 2011 from the year ended December 31, 2010. This increase was driven by an increase in average yields earned during the period.

Interest expense decreased $67 thousand in 2011, as compared to 2010, primarily due to maturing capital equipment leases.

Income Tax Expense

Due to our utilizable net operating losses, our income tax expense primarily consists of minimum state taxes.

Other Income, Net

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

Income from discontinued operations, net of tax, for the years ended December 31, 2011 and 2010 was zero and $0.4 million, respectively.

In January 2007, we completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. We recorded contingent purchase consideration of $0.4 for the year ended December 31, 2010. Under the terms of the Content Watch agreement, the contingent purchase consideration ended December 31, 2010. Contingent purchase consideration has been classified as gain on disposal.

During 2008, we sold the Wisenut trademark and related domain names. As of December 31, 2011, we continue to own the Wisenut search engine technology and its intellectual property rights in such technology and other assets.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2011	2010	Change
Net cash provided by (used in) operating activities	$(42)	$2,605	$(2,647)
Net cash used in investing activities	(3,080)	(2,041)	(1,039)
Net cash used in financing activities	(1,047)	(1,378)	331
Decrease in cash and cash equivalents	$(4,169)	$(814)	$(3,355)

Cash, cash equivalent and short- and long-term marketable investment balances were as follows as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010	Change
Cash and cash equivalents	$17,950	$22,119	$(4,169)
Short-term investments	6,809	3,250	3,559
Long-term investments	-	1,577	(1,577)
Total	$24,759	$26,946	$(2,187)
% of total assets	82%	75%
Total assets	$30,112	$35,725

At December 31, 2011, we had $24.8 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Note 3 to our Consolidated Financial Statements below, further describes the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short-term investments decreased $2.2 million in 2011 primarily due to operating losses, the January 2011 restructuring, the purchase of property and equipment, payments of capital lease obligations and the decrease of working capital.

Our primary source of liquidity is our cash, cash equivalents, short and long-term investments, and cash flow from operations. We believe that our existing cash, cash equivalents, short and long-term investments and cash from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash provided by operating activities in the year ended December 31, 2011 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, loss on sale of assets, as well as the effect of changes in working capital and other activities. Cash used by operations in the year ended December 31, 2011 was $0.04 million and consisted of a net loss of $2.5 million, adjustments for non-cash items of $3.3 million and cash used by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation and amortization expense on property and equipment and internally developed software, $0.5 million bad debt expense and $0.4 million of share-based compensation expense, partially offset by a $0.3 million gain on the closure of a settlement fund. In addition, changes in working capital activities primarily consisted of a $2.1 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $1.1 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in account receivable is primarily attributed to a decrease in invoiced customer revenue.

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

Investing Activities

Cash used in investing activities during the year ended December 31, 2011 of $3.0 million was primarily attributed to $2.1 million in purchase of investments in excess of sale of investments to $1.1 million of capital expenditures, partially offset by $0.1 million of proceeds related to the sale of certain consumer assets. Capital expenditures for the year ended December 31, 2011 consisted of $0.6 million for equipment acquired during 2011 and an investment of $0.5 million in internally developed software related to our AdCenter platform technology.

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

Financing Activities

Cash used by financing activities in the year ended December 31, 2011 of $1.0 million is primarily attributed to $1.1 million in scheduled capital lease payments, partially offset by $0.1 million in proceeds from the issuance of common stock.

Cash used by financing activities in the year ended December 31, 2010 of $1.4 million is attributed to scheduled capital lease payments.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at December 31, 2011, related to security of our corporate office lease.

Under the initial master equipment lease agreement with CNB, our available limit was $4.9 million.  As of December 31, 2011, our outstanding balance was $0.7 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2011, we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$1,701	$608	$1,093	$-	$-
Capital lease obligations (principal and interest)	684	540	144	-	-
Purchase obligations	42	42	-	-	-
	$2,427	$1,190	$1,237	$-	$-

Operating Leases

On August 31, 2009, we entered into an agreement to sublease office space for our headquarters in San Francisco, California, that expires in December 2014. In addition to scheduled base rent payments, we will also be responsible for varying amounts of operating and tax expenses. These operating expenses are not included in the table above.

The Company leases a sales office in New York, New York on a month to month basis.

The Company leases temporary offices in Los Angeles, California with a term expiring in August 2012.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.

Capital Leases

We have acquired various network operating equipment under capital leases with remaining terms from 3 to 14 months.

Purchase Obligations

Purchase obligations of about $42 thousand represent open purchase orders for which we have not received the related services or goods and non-cancelable contractual obligations at December 31, 2011. Our non-cancelable contractual obligations are related to data center operations.

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

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. It is not possible to determine the maximum potential loss under these guarantees, indemnities and commitment due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Looksmart, Ltd.

We have audited the accompanying consolidated balance sheets of Looksmart, Ltd. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Looksmart, Ltd. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Francisco, California
March 28, 2012

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,950	$22,119
Short-term investments	6,809	3,250
Total cash, cash equivalents and short-term investments	24,759	25,369
Trade accounts receivable, net	1,588	3,267
Prepaid expenses and other current assets	604	680
Total current assets	26,951	29,316
Long-term investments	-	1,577
Property and equipment, net	1,941	3,082
Capitalized software and other assets, net	1,220	1,750
Total assets	$30,112	$35,725

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,682	$2,503
Accrued liabilities	895	2,615
Deferred revenue and customer deposits	1,143	1,004
Current portion of capital lease obligations	515	1,048
Total current liabilities	4,235	7,170
Capital lease and other obligations, net of current portion	296	902
Total liabilities	4,531	8,072
Commitments and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at December 31, 2011 and 2010; Issued and Outstanding: none at December 31, 2011 and 2010	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares at December 31, 2011 and 2010; Issued and Outstanding: 17,288 shares and 17,222 shares at December 31, 2011 and 2010, respectively	17	17
Additional paid-in capital	262,201	261,740
Accumulated other comprehensive income (loss)	(24)	1
Accumulated deficit	(236,613)	(234,105)
Total stockholders' equity	25,581	27,653
Total liabilities and stockholders' equity	$30,112	$35,725

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenue	$27,634	$47,479
Cost of revenue	15,195	28,832
Gross profit	12,439	18,647
Operating expenses:
Sales and marketing	2,332	4,331
Product development and technical operations	6,742	9,039
General and administrative	5,312	4,635
Restructuring charge	889	-
Total operating expenses	15,275	18,005
Income (loss) from operations	(2,836)	642
Interest income	89	68
Interest expense	(81)	(148)
Other income, net	323	60
Income (loss) from continuing operations before income taxes	(2,505)	622
Income tax expense	(3)	(5)
Income (loss) from continuing operations	(2,508)	617
Income from discontinued operations, net of income taxes	-	358
Net income (loss)	$(2,508)	$975
Net income (loss) per share - Basic and Diluted
Income (loss) from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	-	0.02
Net income (loss) per share - Basic and Diluted	$(0.15)	$0.06
Weighted average shares outstanding used in computing basic net income (loss) per share	17,287	17,179
Weighted average shares outstanding used in computing diluted net income (loss) per share	17,287	17,236

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity	Income (Loss)
Balance at December 31, 2009	17,145	$17	$260,981	$3	$(235,080)	$25,921	$(6,195)
Common stock issued upon exercise of stock option	1	-	1	-	-	1
Common stock issued for employee stock purchase plan	41	-	38	-	-	38
Issuance of restricted stock	35	-	46	-	-	46
Stock-based compensation	-	-	674	-	-	674
Comprehensive income:
Unrealized loss on securities, net	-	-	-	(2)	-	(2)	$(2)
Net income	-	-	-	-	975	975	975
Balance at December 31, 2010	17,222	$17	$261,740	$1	$(234,105)	$27,653	$973
Common stock issued upon exercise of stock option	42	-	49	-	-	49
Common stock issued for employee stock purchase plan	24	-	31	-	-	31
Stock-based compensation	-	-	381	-	-	381
Comprehensive loss:
Unrealized loss on securities, net	-	-	-	(25)	-	(25)	(25)
Net loss	-	-	-	-	(2,508)	(2,508)	(2,508)
Balance at December 31, 2011	17,288	$17	$262,201	$(24)	$(236,613)	$25,581	$(2,533)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,508)	$975
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,656	2,897
Provision for doubtful accounts	521	48
Share-based compensation	361	679
(Gain) loss from sale of assets and other non-cash charges	91	(411)
Deferred rent	(12)	86
Gain on closure of settlement fund	(339)	-
Changes in operating assets and liabilities:
Trade accounts receivable	1,067	680
Prepaid expenses and other current assets	130	103
Trade accounts payable	(767)	(415)
Accrued liabilities	(1,381)	(1,928)
Deferred revenue and customer deposits	139	(109)
Net cash provided by (used in) operating activities	(42)	2,605
Cash flows from investing activities:
Purchase of investments	(18,921)	(13,322)
Proceeds from sale of investments	16,839	13,259
Proceeds from sale of equipment	-	71
Payments for property, equipment, and capitalized software	(1,089)	(2,402)
Proceeds from contingent purchase consideration of certain consumer assets	91	353
Net cash used in investing activities	(3,080)	(2,041)
Cash flows from financing activities:
Principal payments of capital lease obligations	(1,127)	(1,417)
Proceeds from issuance of common stock	80	39
Net cash used in financing activities	(1,047)	(1,378)
Decrease in cash and cash equivalents	(4,169)	(814)
Cash and cash equivalents, beginning of period	22,119	22,933
Cash and cash equivalents, end of period	$17,950	$22,119
Supplemental disclosure of cash flow information:
Interest paid	$81	$140
Income taxes paid	$4	$4
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$363
Change in unrealized loss on investments	$(24)	$(2)
Share-based compensation capitalized as software development costs	$20	$41

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

In the first quarter of 2008, the Company’s management made the decision to exit its remaining consumer products activities and to sell or otherwise dispose of the remaining consumer assets. The results of operations of consumer product activities have been classified as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations, as further described in Note 2. At December 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology, and other assets.

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

Reclassifications

Certain amounts in the financial statements for 2010 have been reclassified to conform to the current presentation. These reclassifications did not change the previously reported net income, net change in cash and cash equivalents or stockholders’ equity.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist of when we are aware. The Company pays distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called traffic acquisition costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company provides a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

The Company evaluates individual arrangements with customers to make a determination under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45 Revenue Recognition. We test and record revenue accordingly.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.6 million and $0.2 million for each of the years ended December 31, 2011 and 2010. Bad debt expense included in general and administrative expense is $0.5 million and insignificant for each of the years ended December 31, 2011 and 2010.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2011 and 2010, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at December 31, 2011 and 2010. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	December 31,
	2011	2010
Company 1	20%	**
Company 2	12%	21%
____________________________________
** Less than 10%

Revenue and Cost Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2011	2010
United States	70%	60%
Europe, Middle East and Africa	21%	27%
____________________________________
** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2011	2010
Advertiser Networks	95%	93%
Publisher Solutions	5%	7%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue. All are Intermediaries and we do not expect them to represent similar revenues in 2012 and beyond:

	Year Ended December 31,
	2011	2010
Company 1	11%	**
Company 2	11%	11%
Company 3	**	14%
____________________________________
** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total TAC:

	Year Ended December 31,
	2011	2010
Distribution Partner 1	**	17%
Distribution Partner 2	**	11%
Distribution Partner 3	**	10%
____________________________________
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

Internal Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. These costs are capitalized after certain milestones have been achieved and generally amortized over a three year period once the project is placed in service.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs.

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

The Company tested its long-lived assets used in operations for impairment as of December 31, 2011, and determined there was no impairment.

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

The Company records TAC as cost of revenue and TAC are expensed based on the volume of the underlying activity or revenue, multiplied by the agreed-upon price or rate.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of option awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2011 and 2010, were $0.4 million and $0.7 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

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

Comprehensive Gain (Loss)

Other comprehensive gain (loss) as of December 31, 2011 and 2010 consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Income (Loss) per Common Share

Basic net income (loss) and diluted net income (loss) per share is calculated using the weighted average shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of December 31, 2011 and 2010, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company is required to adopt this standard as of the beginning of 2012 and it is to be applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s results of operations, financial position or cash flows as it is disclosure-only in nature.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This new guidance is to be applied prospectively. The Company is required to adopt this standard as of the beginning of 2012. Adoption of this new guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

As of December 31, 2011, the Company continues to own the Wisenut search engine technology, intellectual property rights in such technology and other assets.

Income from discontinued operations was $0.4 million for the year ended December 31, 2010.

Net Nanny

On January 22, 2007, the Company completed the sale of Net Nanny to Content Watch, Inc. (“Content Watch”). The sale proceeds were comprised of contingent purchase consideration that may be realized at future dates based on the amount of revenue received by Content Watch. The Company recorded contingent purchase consideration of zero and $0.4 million for the years ended December 31, 2011 and 2010, respectively. Under the terms of the Content Watch agreement, the contingent purchase consideration period ended December 31, 2010. Contingent purchase consideration has been classified as gain on disposal.

3.	Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of December 31, 2011 and 2010 (in thousands):

	Amortized Cost and Estimated Fair Value
	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$7,205	$9,435
Cash equivalents
Money market mutual funds	1,045	35
Certificates of deposit	3,100	2,000
Commercial paper	6,600	10,649
Total cash equivalents	10,745	12,684
Total cash and cash equivalents	17,950	22,119
Short-term investments:
Corporate bonds	2,031	-
Certificates of deposit	3,278	2,250
Commercial paper	1,500	1,000
Total short-term investments	6,809	3,250
Long-term investments:
Corporate bonds	-	1,577
Total long-term investments	-	1,577
Total cash and available-for-sale securities	$24,759	$26,946

Realized gains and realized losses were not significant for either of the years ended December 31, 2011 or 2010. As of December 31, 2011 and 2010, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2011 were less than one year. There were no long-term investments at December 31, 2011.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2011 and 2010, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,751	$(8,002)	$1,749	$9,224	$(6,411)	$2,813
Furniture and fixtures	75	(62)	13	75	(59)	16
Software	1,241	(1,229)	12	1,239	(1,220)	19
Leasehold improvements	308	(141)	167	308	(74)	234
Total	$11,375	$(9,434)	$1,941	$10,846	$(7,764)	$3,082

Depreciation expense on property and equipment for the years ended December 31, 2011 and 2010, including cost of property and equipment under capital lease, was $1.7 million and $1.8 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $2.8 million and $4.3 million as of December 31, 2011 and 2010, respectively. Depreciation expense on equipment under capital lease was $1.1 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.5 million and $2.8 million as of December 31, 2011 and 2010, respectively.

5.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,688	$(5,503)	$1,185	$6,206	$(4,550)	$1,656
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	35	-	35	94	-	94
	$6,801	$(5,581)	$1,220	$6,378	$(4,628)	$1,750

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $1.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accrued distribution and partner costs	$409	$1,473
Accrued compensation and related expenses	137	513
Accrued professional service fees	257	222
Other	92	407
Total accrued liabilities	$895	$2,615

7.	Restructuring Charges

In 2011, the Company recorded $0.9 million in pre-tax restructuring charges associated with the termination of employees. All restructuring charges have been classified as such on the Consolidated Statement of Operations. The Company had no restructuring costs accrued at December 31, 2011.

8.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Capital lease obligations	$657	$1,784
Deferred rent	154	166
Total capital lease and other obligations	811	1,950
Less: current portion of capital lease obligations	(515)	(1,048)
Capital lease and other obligations, net of current portion	$296	$902

Capital Lease Obligations

City National Bank

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. Effective as of September 30, 2009, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of December 31, 2011.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2011 and 2010, the Company was not in default on either agreement with CNB. For further discussion see Note 10, Commitments and Contingencies.

9.	Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), the Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company remains subject to U.S. federal tax examinations for years 1997-2002, 2004-2006, and 2008-present. The tax years that remain subject to examination in state jurisdictions include 2002 and 2004-present. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2011.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense or penalties recognized during the year ended December 31, 2011.

The Company was in a net taxable loss position in 2011 and 2010. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes.

Total income tax expense of $3 thousand and $5 thousand for the years ended December 31, 2011 and 2010, respectively, was allocated to income from continuing operations and is classified as a current provision.

The primary components of the net deferred tax asset are as follows at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax asset:
Net Operating loss carryforwards	$65,132	$66,595
Depreciation and amortization	2,476	3,119
Accruals and reserves	709	538
Tax credits	535	535
Share-based compensation	3,832	3,771
Total deferred tax assets	72,684	74,558
Less: valuation allowance	(72,684)	(74,558)
Total	$-	$-

As of December 31, 2011, the Company has Net Operating Loss (“NOL”) carryforwards of approximately $182.0 million and $54.0 million for federal and state purposes, respectively. The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of $110 thousand and $60 thousand for federal and state purposes, respectively. The NOL carryforwards will expire at various dates beginning in 2012 through 2031 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47 million and $24 million for federal and state purposes, respectively.

A valuation allowance existed as of December 31, 2011 and 2010, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance decreased  by $1.9 million and increased by $1.0 million for the years ended December 31, 2011 and 2010, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2011 and 2010 is reconciled below:

	December 31,
	2011	2010
Federal tax rate from continuing operations	34.0%	34.0%
Permanent differences	-0.3%	1.1%
State taxes, including permanent differences	-0.2%	0.5%
Change in valuation allowance	-31.0%	-35.2%
Other	-2.7%	-0.1%
Total	-0.2%	0.3%

10.	Commitments and Contingencies

As of December 31, 2011, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Years ending December 31,
2012	$540	$608	$1,148
2013	144	537	681
2014	-	556	556
Total minimum payments	$684	$1,701	$2,385
Less: amount representing interest	(27)
Present value of net minimum payments	657
Less: current portion	(515)
Long-term portion of capital lease obligations	$142

Operating Leases

On August 31, 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In addition to scheduled base rent payments, the Company is also responsible for varying amounts of operating and property tax expenses.

The Company leases a sales office in New York, New York on a month to month basis.

The Company leases temporary offices in Los Angeles, California with a term expiring in August 2012.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet that houses our Engineering and Support teams. The lease has a constant term of six months.

Rent expense under all operating leases was $0.6 million for each of the years ended December 31, 2011 and 2010, respectively.

Letters of Credit

At December 31, 2011, the Company had an outstanding SBLC related to the security of a building lease for $0.2 million.

At December 31, 2010 the Company had an outstanding SBLC related to the security of a building lease for $0.3 million and security on an equipment lease for $0.2 million. In March 2010, the equipment lease requiring the $0.2 million SBLC was cancelled and the SBLC was released by the vendor and terminated in May 2010.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2011 and 2010, the Company was not in default on either agreement with CNB. For further discussion, see Note 8, Capital Lease and other Obligations.

Purchase Obligations

The Company had outstanding purchase obligations of an insignificant amount and $1.1 million relating to an open purchase order for which the Company had not received the related services or goods and a non-cancelable contractual obligation relating to IT data center operations as of December 31, 2011 and 2010, respectively.

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

Share-Based Compensation

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “Plan”). In June 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. Share-based incentive awards are provided under the terms of these two plans (collectively, the “Plans”).

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Except for the one time share grants to certain executive officers that become exercisable over a two year period, outstanding stock options generally become exercisable over a three or four year period from the grant date and have a term of seven years. Beginning in 2008, the Company issued fully vested restricted stock to certain directors and executive officers. Grants can only be made under 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares reserved for issuance under the Plans was 4.3 million and 4.5 million shares of common stock for the years ended December 31, 2011 and 2010, respectively. There were 1.5 million shares available to be granted under the 2007 Plan at December 31, 2011.

Share-based compensation expense recorded during the years ended December 31, 2011 and 2010 was included in the Company’s Consolidated Statement of Operations as follows (in thousands):

	Year Ended
	December 31,
	2011	2010
Sales and marketing	$19	$69
Product development and technical operations	150	322
General and administrative	192	288
Total share-based compensation expense	361	679
Amounts capitalized as software development costs	20	41
Total share-based compensation	$381	$720

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2011 was $0.8 million and is expected to be recognized over a weighted-average period of approximately 3.2 years. The total fair value of equity awards vested during the years ended December 31, 2011 and 2010 was $0.4 million and $0.7 million, respectively.

Option Awards

Stock option activity under the Plans during the years ended December 31, 2011 and 2010 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2009	3,209	$3.90	7.31	$-
Granted	998	1.48
Exercised	(1)	0.91
Expired/forfeited	(1,284)	3.63
Options outstanding at December 31, 2010	2,922	3.20	6.28	745
Granted	1,028	1.64
Exercised	(42)	1.15
Forfeited	(547)	1.87
Expired	(699)	3.75
Options outstanding at December 31, 2011	2,662	$2.76	5.34	$25
Vested and expected to vest at December 31, 2011	2,378	$2.90	5.21	$24
Exercisable at December 31, 2011	1,623	$3.50	4.78	$22

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

The following table summarizes information about stock options outstanding at December 31, 2011:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$1.02	-	$1.62	1,131	6.05	$1.40	505	$1.38
1.64	-	2.62	521	6.09	1.92	110	2.26
2.70	-	4.15	666	4.80	3.29	665	3.29
4.33	-	6.50	216	3.53	4.64	216	4.64
7.30	-	10.95	73	2.45	9.26	72	9.26
12.01	-	20.55	55	1.19	15.94	55	15.94
			2,662	5.34	2.76	1,623	3.50

Stock Awards

No stock awards were issued in 2011. During the year ended December 31, 2010, the Company issued 35 thousand shares of fully vested restricted stock, with a weighted average grant date fair value of $1.32 per share under the 2007 Plan and recorded share-based compensation for stock awards of $46 thousand.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. The 2009 ESPP replace the 1999 Employee Stock Purchase Plan, which expired in June 2009. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was insignificant for the years ended December 31, 2011 and 2010. As of December 31, 2011, 65 thousand shares have been issued under the 2009 Plan.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Year Ended December 31,
	2011	2010
Volatility	66.4%	64.7%
Risk-free interest rate	0.39%	1.57%
Expected term (years)	4.22	4.22
Expected dividend yield	-	-
Weighted average grant date fair value	$0.83	$0.75

As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

Forty-two thousand options were exercised in the year ended December 31, 2011. One thousand options were exercised in the year ended December 31, 2010. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for each of the years ended December 31, 2011 and 2010. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options through 2011.

12.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2011 and 2010 were as follows (in thousands):

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$1,045	$1,045	$-
Certificates of deposit	3,100	-	3,100
Commercial paper	6,600	-	6,600
	10,745	1,045	9,700
Short-term investments:
Corporate bonds	2,031	-	2,031
Certificates of deposit	3,278	-	3,278
Commercial paper	1,500	-	1,500
	6,809	-	6,809
Total financial assets measured at fair value	$17,554	$1,045	$16,509

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$35	$35	$-
Certificates of deposit	2,000	-	2,000
Commercial paper	10,649	-	10,649
	12,684	35	12,649
Short-term investments:
Certificates of deposit	2,250	-	2,250
Commercial paper	1,000	-	1,000
	3,250	-	3,250
Long-term investments:
Corporate bonds	1,577	-	1,577
Total financial assets measured at fair value	$17,511	$35	$17,476

The Company held no Level 3 investments at December 31, 2011 and 2010. In February 2010, the level 3 investment, a warrant, expired unexercised.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2011 and 2010, the Company did not adjust prices received from the pricing service.

Trade accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets approximates fair value and is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

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

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Numerator
Income (loss) from continuing operations	$(2,508)	$617
Income from discontinued operations	-	358
Net income (loss)	$(2,508)	$975
Denominator
Weighted average shares used to compute basic EPS	17,287	17,179
Effect of dilutive securities:
Dilutive common stock equivalents	-	57
Weighted average shares used to compute diluted EPS	17,287	17,236
Net income per share - Basic
Income (loss) from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	-	0.02
Net income (loss) per share - Basic	$(0.15)	$0.06
Net income per share - Diluted
Income (loss) from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	-	0.02
Net income (loss) per share - Diluted	$(0.15)	$0.06

Options to purchase common stock are not included in the diluted loss per share calculations when their effect is antidilutive. For the year ended December 31, 2011, 2.7 million shares of potential common stock related to outstanding stock options were excluded from the calculation of diluted net loss per share as such shares are antidilutive when there is a loss.

For the year ended December 31, 2010, 2.7 million shares of potential common stock related to outstanding stock options were excluded from the calculation of diluted net income per share as their respective exercise prices were more than the average market value for the respective periods.

14.	Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year per employee. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions of an insignificant amount for each of 2011 and 2010.

15.	Related Party Transactions

During the year ended December 31, 2011, Dr. Jean-Yves Dexmier was paid fees totaling $0.4 million and $0.1 million in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board, respectively. During the year ended December 31, 2010, Dr. Dexmier was paid fees totaling $0.4 million and $0.1 million in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer Chief Financial Officer have evaluated the effectiveness of its disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2011. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of five directors, two of whom will be standing for election at our 2012 annual meeting of stockholders. In addition to the directors standing for election, we have two directors with a term expiring in 2013 and one director with the term expiring in 2014. Our bylaws provide that the board of directors is divided into three classes. There is no difference in the voting rights of the members of each class of directors. Each class of directors serves a term of three years, with the term of one class expiring at the annual meeting of stockholders in each successive year. There are no family relationships among any directors, nominees for director or executive officers of the Company. The names, ages, positions with the Company and current terms of office of our directors as of March 28, 2012 are as follows:

Name	Age	Position	Expiration of Term
Jean-Yves Dexmier	60	Executive Chairman and Chief Executive Officer	2012
Scott Kauffman (2)(3)	56	Director	2012
Anthony Castagna (1)	64	Director	2013
Mark Sanders (1)(2)	68	Director	2013
Timothy J. Wright (1)(3)	47	Director	2014

(1)	Member of audit committee
(2)	Member of nominating and governance committee
(3)	Member of compensation committee

Jean-Yves Dexmier has served as one of our directors since April 2007, as Executive Chairman of the Board since October 2009, and as our interim Chief Executive Officer since December 2009. Dr. Dexmier served as Chief Financial Officer for Openwave Systems, Inc. from August 2007 through January 2008. Prior to that, Dr. Dexmier served as Chief Executive and Chairman of the Board of Agentis Software from 2001 to 2005. He served as Chief Executive Officer, President and Chief Financial Officer of Informix Software from 1997 to 2000. Dr. Dexmier also served as the Chief Financial Officer of Octel Corporation from 1995 to 1997. From 1994 to 1995 he served as Chief Financial Officer of Air Liquide Americas and from 1991 to 1994 he served as Chief Financial Officer of Thomson Consumer Electronics U.S. Dr. Dexmier received a B.A. in Fundamental Mathematics from Lycee Pasteur, an M.B.A. from Ecole Polytechnique and a Ph.D. in Electronics from Ecole Nationale Superieure de l’Aeronautique et de l’Espace, all located in France. Dr. Dexmier’s prior history as chief executive officer and chief financial officer of several publicly traded technology companies positions him to contribute extensive operational and financial expertise, as well as leadership skills that are important to the board of directors. In particular, his experience guiding Thomson Consumer Electronics, Octel Communications and Informix Software through a successful turn-around is especially valuable in view of the Company’s needs to restore profitability and growth.

Scott L. Kauffman, had served as one of our directors since April 2011. Mr. Kauffman is the Chairman of several venture-backed Internet companies, including Lela.com, Lotame, Ology.com and TuneUp Media. He is also a member of the board of directors of MDC Partners and Vindicia. From January 2009 to August 2010, Mr. Kauffman was President and Chief Executive Officer, and a member of the board, of GeekNet, Inc., a publicly-traded open source software application developer and e-commerce website operator. From May 2008 to December 2008, Mr. Kauffman was President and CEO, and a member of the board, of PopTok Ltd., a start-up that facilitates the personalizing and digitizing of TV, movie, and music video content for use in everyday conversations. From September 2006 until its acquisition by Yahoo! in October 2007, Mr. Kauffman was President and Chief Operating Officer, and a member of the board, of BlueLithium, Inc., an Internet advertising network and performance marketing company. Prior to joining BlueLithium, Mr. Kauffman was President and CEO, and a member of the board, of Zinio Systems, Inc., a provider of digital magazine services, from July 2004 until August 2006. From February 2003 to June 2004, he was President and CEO, and a member of the board, of MusicNow LLC, a digital music service. From April 2001 to February 2003 he was President and CEO of Coremetrics Inc., a web services provider of marketing analytics solutions, where he continued to serve as a member of the board until the company was acquired by IBM in July 2010. Mr. Kauffman has served in senior and executive management capacities with other digital entertainment, consumer marketing, media and technology companies, including CompuServe and Time Warner. Mr. Kauffman holds an AB in English from Vassar College and an MBA in marketing from New York University. In 1996, Advertising Age named him one of twenty digital media masters, and in 1992, Advertising Age named him one of the top 100 marketers in the country. Mr. Kauffman brings extensive relevant industry experience to the Board.

Incumbent Directors Whose Terms Continue After the 2012 Annual Meeting

Anthony Castagna has served as one of our directors since March 1999. Dr. Castagna has served as a non-executive director of Macquarie Technology Ventures Pty Limited, from 1997 to 2010, an Australian venture capital fund and wholly owned subsidiary of Macquarie Bank Limited, Australia's largest investment bank, and has served as its independent advisor since 1997. He is also a non-executive director and Chairman of Nuix Pty Limited, and of early-stage private technology-based companies in Australia, Asia and the United States.Dr. Castagna served as a non-executive director of BT LookSmart, the joint venture between LookSmart and British Telecommunications, until December 2002. Dr. Castagna holds a Bachelor of Commerce from the University of Newcastle, Australia, and an M.B.A. and Ph.D. in finance from the University of New South Wales, Australia. The nominating and governance committee recommended Dr. Castagna for reelection based upon his extensive experience in technology focused venture capital in Australia, the United States, China, and Europe, and his 25 years of experience negotiating, structuring and developing international arrangements in information services and data analytics, medical devices and biotechnology, education services, application software, contract manufacturing, wireless technologies, online and ecommerce services, and e-discovery. Dr. Castagna's deep international financial background and eclectic interests and experience provide a valuable multi-disciplinary and multi-cultural perspective to the board of directors.

Mark Sanders was Chairman of the board from July 2008 to October 2009. He has served as one of our directors since January 2003 and our Lead Director from October 2007. Mr. Sanders served as Chairman of Pinnacle Systems, a supplier of video creation, storage, distribution and streaming solutions from July 2002 to March 2004. From August 2003 until July 2010, Sanders served on the board of directors of Bell Microproducts Inc., a computer storage and semiconductor company. Mr. Sanders also served as a Director of Pinnacle Systems from January 1990 to March 2004 and as its President and Chief Executive Officer from January 1990 to July 2002. Prior to that time, Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders holds a B.S. in Electrical Engineering from California Polytechnic University, Pomona and an M.B.A. from Golden Gate University. Mr. Sanders' extensive experience as a technology executive and demonstrated leadership skills in entrepreneurial environments position him to make effective contributions to the board of directors. Mr. Sanders has more than 30 years of successful senior management experience, most recently as CEO of Pinnacle Systems, and brings extensive boardroom experience, including chairman of several technology organizations, to the board of directors. This experience and his abilities as a consensus-builder are highly valued by the board of directors.

Timothy J. Wright has served as one of our directors since August 2005. Mr. Wright is a General Partner at GrandBanks Capital, an early stage venture capital firm based in Wellesley, Massachusetts. Mr. Wright currently serves on the boards of Achievers, Celtra, EachScape, Exit41, Nexage and Vivox. Mr. Wright has represented GrandBanks Capital on the board of directors of XKOTO, Inc., a provider of data virtualization solutions sold to Teradata in May 2010. Mr. Wright served as Chief Executive of the EMEA and Asia-Pacific operations of Geac Computer Corporation Limited and as its Chief Technology Officer from May 2004 to March 2006. He also served as Geac's Senior Vice President, Chief Technology Officer and Chief Information Officer from January 2003 to May 2004. Prior to joining Geac,  Mr. Wright served for just over three years as Senior Vice President, Chief Technology Officer and Chief Information Officer at Terra Lycos, a provider of Internet access and content to users worldwide.  Prior to working at Terra Lycos, Mr. Wright spent seven years at The Learning Company, a provider of consumer educational and home productivity software, until it was acquired by Mattel, Inc. in 1999. Mr. Wright received a B.S. in Computer Science from City University in London. Mr. Wright's 25 years of technical experience, including building and running one of the world's largest collections of web properties for Terra Lycos, enables him to bring deep, relevant technical experience to the board of directors.

Executive Officers

Our executive officers, and their respective ages as of March 28, 2012, are as follows. Each executive officer is appointed by the board of directors until his or her successor is duly appointed or until his or her resignation or removal.

Name	Age	Position

Jean-Yves Dexmier	60	Executive Chairman and Chief Executive Officer
William O’Kelly	57	Senior Vice President Operations and Chief Financial Officer

Jean-Yves Dexmier. Biographical information with regard to Dr. Dexmier is provided in this Item 10 above.

William O’Kelly joined LookSmart as Senior Vice President, Operations and Chief Financial Officer in January 2011 after serving as a consultant to the company since November 2010. From April 2006 to March 2010, Mr. O’Kelly served as Chief Financial Officer and Chief Operating Officer at Senetek PLC, a publicly traded life sciences and consumer products company. From March 2005 to April 2006, he served as a financial consultant to Netopia (a Motorola company). Prior to that, he served as Chief Financial Officer at Agentis Software, Vice President and Treasurer at Informix Software, Chief Financial Officer at Chemical Supplier Technology and Corporate Controller at Air Liquide America. Mr. O’Kelly began his career as a CPA with Ernst and Young. Mr. O’Kelly holds a Bachelor of Science in Accounting from the University of Florida.

Board Committees and Meetings

In 2011, the board of directors held eight meetings. Each of the directors attended at least 75% or more of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served). The Company has a policy of encouraging board members’ attendance at annual stockholder meetings. In 2011, three members of the board of directors attended the annual stockholder meeting.

The board of directors has established three standing committees: the audit committee, the compensation committee and the nominating and governance committee.

Audit Committee. The audit committee oversees the accounting and financial reporting processes of the Company, as well as audits of the Company’s financial statements. The audit committee operates under a written charter adopted by the board of directors and has the authority to select, and is directly responsible for the selection of, the Company’s independent registered public accounting firm. The audit committee approves the nature and scope of services to be performed by the independent registered public accounting firm, reviews the range of fees for such services, confers with the independent registered public accounting firm, reviews the results of the annual audit and the Company’s annual and quarterly financial statements, reviews with management and the independent registered public accounting firm the Company’s accounting and financial controls, and reviews policies and practices regarding compliance with laws and the avoidance of conflicts of interest. Currently, the audit committee consists of directors Castagna (Chair), Sanders and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the SEC. Our board of directors has determined that each of the directors serving on our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. Mr. Castagna is an “audit committee financial expert” within the meaning of applicable SEC rules and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. In 2011, the audit committee held seven meetings. The charter of the audit committee is available for viewing and download at http://www.looksmart.com/corporate-governance.html .

Nominating and Governance Committee. The nominating and governance committee develops and implements policies and processes regarding corporate governance matters, assesses board membership needs and makes recommendations regarding potential director candidates to the board of directors. Currently, the nominating and governance committee is composed of directors Sanders (Chair) and Kaufmann, all of whom are "independent" directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. In 2011, the nominating and governance committee held five meetings.

Compensation Committee. The compensation committee has the authority to review and approve compensation for the Chief Executive Officer and other key employees, including cash, bonus incentives, executive perquisites, employment contracts, retention bonuses, and all other forms of compensation. The compensation committee is also responsible for administering the Company’s equity incentive plans and has the authority to delegate this responsibility to the Chief Executive Officer. Currently, the compensation committee consists of directors Kaufmann (Chair) and Wright, all of whom are “independent” directors as defined in applicable listing standards of the National Association of Securities Dealers and applicable rules and regulations of the Securities and Exchange Commission. In 2011, the compensation committee held four meetings.

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

LookSmart stockholders may recommend individuals to the nominating and governance committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to: LookSmart Nominating and Governance Committee, c/o Chief Financial Officer, 55 Second Street, San Francisco, CA 94105. The recommendation must include any relevant information, including the candidate's name, home and business contact information, detailed biographical data and qualifications, and information regarding any relationships between the candidate and the Company within the last three years. LookSmart stockholders also have the right to nominate director candidates without any action on the part of the nominating and governance committee or the board, by following the advance notice provisions of LookSmart's bylaws as described below under "Advance Notice Procedures for Stockholder Proposals". In fiscal 2011, the Nominating and Governance Committee did not receive any director nominations from any stockholders.

Communications to the Board

The board of directors provides a process for LookSmart stockholders to send communications to the board of directors. Any stockholder who desires to contact the board of directors may do so by writing to LookSmart Board of Directors, 55 Second Street, San Francisco, CA 94105. Communications received by mail will be forwarded to the chair of the board who will, in his discretion, forward such communications to other directors, members of LookSmart management or such other persons as he deems appropriate.

Code of Ethics

LookSmart has adopted a code of ethics (referred to as the LookSmart, Ltd. Code of Business Conduct and Ethics) applicable to all directors, officers and employees of the Company and has established a hotline available to all employees on a confidential basis. The LookSmart Code of Business Conduct and Ethics is publicly available at http://www.looksmartcomlcorporate-govemance.html. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act and the rules thereunder of the Securities and Exchange Commission require the Company's directors, officers and beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the Securities and Exchange Commission. Securities and Exchange Commission regulations require that the Company be furnished with copies of these reports. Personnel of the Company generally prepare these reports on behalf of the directors and officers on the basis of information obtained from each director and officer. Based solely on a review of these reports and on such information from the directors and officers, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act to be filed during the year ended December 31, 2011 were filed on time.

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned for all services rendered in all capacities to the Company and its subsidiaries for the 2011 fiscal year, by the Company's Chief Executive Officer, Chief Financial Officer, and Former Chief Financial Officer. The persons listed in the table below are referred to throughout this proxy statement as the "named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Award ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Jean-Yves Dexmier (6)	2011	-	-	6,446	-	492,000	498,446
Executive Chairman and Chief Executive Officer	2010	-	-	239,073	-	486,000	725,073
William O'Kelly (7)	2011	239,538	11,717	161,748	-	9,000	422,003
Senior Vice President Operations and Chief Financial Officer	2010	-	-	-	-	32,000	32,000
Steve Markowski (8)	2011	17,700	-	-	-	309,375	327,075
Former Chief Financial Officer	2010	257,881	48,269	73,351	-	3,439	382,940

(1)	Includes amounts earned but deferred at the election of the executive officer under the Company's 401(k) Plan established under Section 401(k) of the Internal Revenue Code.
(2)	Includes non-equity guaranteed or discretionary bonuses, hiring bonuses and relocation bonuses. Annual cash incentive payments are reported under "Non-Equity Incentive Plan Compensation".
(3)
The dollar value of the option award recognized for financial statement reporting purposes under the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Stock Compensation (formerly, FASB Statement 123R) ("ASC 718") is reflected in the "Option Awards" column. See Note 11 "Stockholders Equity" to the Consolidated Financial Statements in this Form 10-K, which identifies assumptions made in the valuation of option awards in accordance with ASC 718.

(4)	Consists of commissions earned in 2010 and 2011.
(5)
Amounts include employer contributions credited under the Company's 401(k) Plan which is open to all Company employees. Under the 401(k) Plan, the Company makes matching contributions based on each participant's voluntary salary deferrals, subject to plan and Internal Revenue Code limits. The maximum employer matching contribution in any given year is $3,000. Under the 401(k) Plan, matching contributions are 50% vested after the first year of employment and 100% vested after the second year of employment. Amounts also include consulting service payments, the value of life insurance premiums paid by the Company on behalf of the employee, the value of any tax reimbursement and payments made in connection with any termination such as severance payments.

(6)
In 2011, Dr. Dexmier was entitled to receive $60,000 in fees for his membership on the board and service as Chairman of the board. Dr. Dexmier elected to receive all of his compensation in cash. Dr. Dexmier received $432,000 for his service as Chief Executive Officer in 2011. Dr. Dexmier received 9,000 options in fiscal 2011 representing the annual grant which are immediately vested and exercisable, and expire on October 4, 2018. The grant date fair value of the 2011 options was computed in accordance with ASC 718 was $6,446.

Dr. Dexmier received 9,000 options in fiscal 2010 representing the annual grant as well as 300,000 options for his services to the Company. The aggregate grant date fair value of the 2010 options computed in accordance with ASC 718 was $ 239,073.

(7)
William O’Kelly joined LookSmart as Senior Vice President Operations and Chief Financial Officer in January 2011 after serving as a consultant to the Company since November 2010. Mr. O’Kelly received $9,000 and $32,000 compensation for his consulting services in 2011 and 2010, respectively. Mr. O’Kelly received an initial employment grant of 180,000 options which vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming Mr. O’Kelly remains employed by the Company. These options expire on February 11, 2018. The grant date fair value of which was computed in accordance with ASC 718 was $161,748.

(8)
On February 17, 2011, Stephen Markowski entered into Severance Agreement and General Release (the “CFO Release Agreement”). The Company made a severance payment of $309,375 representing 9 months base salary plus 75% of annual target bonus. Mr. Markowski received a $2,500 per month housing allowance for January 2010 which is reflected in the column entitled "All Other Compensation”.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table provides certain summary information concerning the outstanding equity awards at December 31, 2011, held by the Company's Chief Executive Officer and Chief Financial Officer. The persons listed in the table below are referred to throughout this proxy statement as the "named executive officers”.

Name	Option Grant Date	Options (#) Exercisable	Options (#) Unexercisable	Options Excersise Price ($)	Options Expiration Date
Dr. Dexmier (1)	8/9/2007	2,250	-	2.62	8/9/2017
	8/9/2007	17,000	-	2.62	8/9/2017
	3/24/2009	4,500	-	1.02	3/24/2019
	5/17/2009	9,000	-	1.42	5/17/2019
	8/3/2009	9,000	-	1.23	8/3/2016
	8/6/2010	9,000	-	1.50	8/6/2017
	8/6/2010	118,750	181,250	1.50	8/6/2017
	10/4/2011	9,000	-	1.39	10/4/2018
William O'Kelly (2)	2/11/2011	45,000	135,000	1.79	2/11/2018
Steve Markowski	No Options held at December 31, 2011

(1)
All options granted to Dr. Dexmier have been granted in connection with his service on the Board, except for the August 6, 2010 grant for 300,000 shares. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date. Dr. Dexmier received 17,000 options on August 9, 2007 upon becoming a Company director, which vest monthly over three years. Dr. Dexmier received 2,250, a prorated annual director grant on August 9, 2007, which vested immediately on the grant date. Dr. Dexmier received 4,500 options on March 24, 2009 which vested immediately at grant. Dr. Dexmier received 9,000 options representing his annual director grant on May 17, 2009, August 3, 2009, August 6, 2010 and October 4, 2011, all of which vested immediately at grant.

(2)
Mr. O’Kelly received an option to purchase 180,000 shares upon becoming the Company's Chief Financial Officer. The options vest over four years, with the first twenty-five percent vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date, assuming Mr. O’Kelly remains employed by the Company. In the event the Company experiences a change of control and within 12 months thereafter Mr. O’Kelly’s employment  is terminated by the Company without "cause" or by Mr. O’Kelly for "good reason" (both terms as defined in Mr. O’Kelly’s  employment agreement),  then all of his  then-unvested  stock options shall immediately vest.

Post-Termination Compensation and Benefit.

Other than as set forth below, the Company has no written employment agreements governing the length of service of its named executive officers, or any severance or change of control agreements with its named executive officers and each of its named executive officers serves on an "at-will" basis.

On November 8, 2010, the Company and Dr. Jean-Yves Dexmier entered into a Consulting Agreement (the "Consulting Agreement") providing for the terms and conditions of Dr. Dexmier's consulting services for the Company as interim Chief Executive Officer. The Consulting Agreement terminates upon the earlier of: (i) the Company's hiring of a new Chief Executive Officer or (ii) the eighteen-month anniversary of the commencement of Dr. Dexmier's consulting relationship with the Company as interim Chief Executive Officer, unless terminated earlier in accordance with the Consulting Agreement. This term may also be extended by the mutual written consent of the parties. In accordance with the Consulting Agreement, the Company agreed to pay Dr. Dexmier the sum of $36,000 per month. Furthermore, in accordance with the Consulting Agreement, Dr. Dexmier has been granted an option to buy 300,000 shares of the Company's common stock (the"Stock Options"). The Stock Options began vesting on July 28, 2010 and will vest over four years, with the first twenty-five percent of the Stock Options vesting one year from July 28, 2010, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date. In addition, in the event that the Company experiences a change of control and within 12 months thereafter the Consulting Agreement is terminated by the Company without "cause" (as defined in the Consulting Agreement) or by Dr. Dexmier for "good reason" (as defined in the Consulting Agreement), then all of Dr. Dexmier's then-unvested stock options shall immediately vest. In addition, the Company shall pay all of Dr. Dexmier's reasonable expenses associated with the performance of the duties as interim Chief Executive Officer.

The Company has entered into a severance agreement with Mr. O’Kelly providing that, in the event the Company experiences a "Change of Control" and within 12 months thereafter or if the executive officer's employment by the Company is terminated without "Cause" or he resigns for "Good Reason," then Mr. O’Kelly would receive a cash payment representing nine months' worth of his target cash compensation, depending upon his position with the Company, and the Company would pay on his behalf, health insurance premiums under COBRA for the same number of months after such a termination or resignation. This agreement is provided by the Company in order to attract and retain such named executive officer.

On February 17, 2011, Stephen Markowski, former Chief Financial Officer of the Company entered into a Severance Agreement and General Release (the "CFO Release Agreement"). The CFO Release Agreement sets forth the terms and provisions of Mr. Markowski’s separation from the Company on January 13, 2011 as well as certain severance payments by the Company to Mr. Markowski following such separation. Pursuant to the CFO Release Agreement, among other terms and conditions, Mr. Markowski executed a release with respect to any claims or causes of action relating to Mr. Markowski's employment by the Company or his separation from the Company. Further, Mr. Markowski and the Company agreed that the Company would make a severance payment to Mr. Markowski in the amount of $309,375 (less required withholdings and authorized deductions) representing nine months of Mr. Markowski’s base salary plus 75% of Mr. Markowski's annual target bonus. In addition, the Company agreed to pay Mr. Markowski's monthly health insurance premiums for his COBRA coverage as they become due covering the period from February 1, 2011 until the earlier of the date Mr. Markowski accepts other employment or October 30, 2011. The CFO Release Agreement also contains other terms and provisions that are customary in agreements of similar nature.

A "Change of Control" means the sale of all or substantially all of the assets of the Company, or the acquisition of the Company by another entity by means of consolidation or merger pursuant to which the then current stockholders of the Company shall hold less than fifty percent (50%) of the voting power of the surviving corporation; provided, however, that a reincorporation of the Company in another jurisdiction shall not constitute a Change of Control.

"Cause" means that the executive officer: (i) is convicted of, or pleads nolo contendere to, any felony or other offense involving moral turpitude or any crime related to his or her service, or commits any unlawful act of personal dishonesty resulting in personal impeachment in respect of his relationship with the Company or any subsidiary or affiliate or otherwise detrimental to the Company in any material respect; (ii) fails to consistently perform his material duties or services to the Company in good faith and to the best of his ability; provided, however, that the Company shall not be permitted to terminate him pursuant to this clause unless it has first provided him with written notice and an opportunity to cure such failure; (iii) willfully disregards or fails to follow instructions from the Company's senior management or board of directors to do any legal act related to the Company's business or services being provided; (iv) willfully disregards or violates material provisions of the Company's Code of Conduct or other corporate policies; (v) exhibits habitual drunkenness or engages in substance abuse which in any way materially affects his ability to perform his duties and obligations to the Company; or (vi) commits any material violation of any state or federal law relating to the workplace environment.

•
A resignation for "Good Reason" means that the executive officer (other than Dr. Dexmier) resigns from all positions he or she then holds with the Company and its affiliates as a result of (i) (A) the Company making a material adverse change in the executive officer's position causing such position to be of materially reduced stature or responsibility, (B) a material reduction of the executive officer's base salary, (C) the executive officer being required to relocate his primary work location to a location that would increase the executive officer’s one way commute distance by more than fifty (50) miles, or (D) a material reduction of the executive officer's target bonus percentage (provided that fluctuation in actual bonus amounts earned and paid in material accordance with the provisions of the bonus plan in which the executive officer participates will not constitute "good reason"), (ii) the executive officer provides written notice to the Company's General Counsel within the sixty (60) days immediately following such material change or reduction, (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company's receipt of such written notice and (iv) the executive officer's resignation is effective not later than ninety (90) days after the expiration of such thirty (30) day cure period. As to Dr. Dexmier, "Good Reason" shall mean that Dr. Dexmier terminates his consulting agreement as a result of (i) (A) the Company making a material adverse change in the terms of his consulting agreement, (B) a material reduction of the consulting fees specified in his consulting agreement, or (C) the Company (or any successor thereto) materially breaching the terms of his consulting agreement, any of which events occurs without Dr. Dexmier's written consent; (ii) Dr. Dexmier provides written notice to the Board within the sixty (60) days immediately following such material change or reduction; (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company's receipt of such written notice; and (iv) Dr. Dexmier's termination of his consulting agreement is effective not later than ninety (90) days after the expiration of such thirty (30) day cure period.

Compensation of Directors

Members of the board of directors receive the following compensation: (i) new non-employee directors are granted an option to purchase 17,000 shares of common stock upon joining the board of directors, which option vests monthly over 36 months, (ii) each year, non-employee directors are granted an option to purchase 9,000 shares of common stock, based upon the continued service of the director during the prior year, which vests immediately, (iii) $2,500 per quarter for members of the audit committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (iv) $1,500 per quarter for members of the compensation committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (v) $500 per quarter for members of the nominating and governance committee if the member attends at least 80% of the regularly scheduled meetings held by the committee during the quarter, (vi) $7,500 per quarter for members of the board of directors if the member attends at least 80% of the regularly scheduled meetings held by the board of directors during the quarter, (vii) $3,750 per quarter for the Chair of the audit committee, (viii) $2,250 per quarter for the Chair of the compensation committee, (ix) $1,250 per quarter for the Chair of the nominating and governance committee, (x) $7,500 per quarter for the Chair of the board and (xi) $3,750 per quarter for the Lead Independent Director. For all unvested options held by directors, vesting accelerates 100% in the event of involuntary termination of the director's membership on the board of directors within 12 months after a change of control of the Company. Directors are also given the option to elect to convert any or all of their cash fees into fully vested stock, with the conversion methodology being based on the fair market value of company stock on the date of grant, plus an additional 15% of that amount as "uplift". The 15% uplift is provided in consideration of each director's commitment to hold the stock for at least one year. For any quarter or year in which a director has not served as a board or committee member for the entire period, the compensation described above (except for the initial grant) is prorated for the period of time served. Directors received no other compensation for their service as directors in 2011, other than reimbursement of reasonable out-of-pocket expenses for attendance at board meetings. During 2010, Dr. Jean-Yves Dexmier is a named executive officer and his compensation for service as a director is fully reflected above in the Summary Compensation Table above.

Name	Fees Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Anthony Castagna (4)	59,000	-	6,446	-	65,446
Teresa A. Dial (5)	-	-	44,446	-	44,446
Mark Sanders (6)	72,800	-	6,446	-	79,246
Timothy Wright (7)	59,300	-	6,446	-	65,746
Scott Kaufmann (8)	56,800	-	16,936	-	73,736

(1)
In 2011, directors could elect to receive all or part of their cash fees in either fully vested stock options or fully vested stock. Directors who elected to take fully vested stock in lieu of cash were entitled to a 15% increase in the value of the stock received provided that the director agreed to hold the stock for a one year period. This column reflects only the amount a director received in cash. The value of stock or stock options received in lieu of cash is reflected in the Stock Awards and Option Awards columns.

(2)	These amounts reflect the dollar value of the fully vested stock recognized for financial statement reporting purposes in accordance with ASC 718.
(3)
These amounts reflect expense recognized by the Company in 2011 for a portion of the current and prior year option awards to each director. Note 11 to the Consolidated Financial Statements identifies assumptions made in the valuation of option awards in accordance with ASC 718. All options granted to directors vest immediately and expire after seven years. No estimated forfeiture rate has been applied in valuing the option grants.

(4)
Mr. Castagna was entitled to receive $59,000 in fees for his membership on the board, his membership on the audit committee, and his membership on and service as Chair of the nominating and governance committee. Mr. Castagna elected to receive all of his director compensation in cash. Dr. Castagna received 9,000 options in fiscal 2011 representing the annual grant. The grant date fair value of the 2011 options computed in accordance with ASC 718 was $6,446.

(5)
Ms. Dial passed away on February 28, 2012. Ms. Dial was entitled to receive $38,000 in fees for her membership on the board and her memberships on the compensation committee and nominating and governance committee. Ms. Dial elected to receive all of her director compensation in the form of fully-vested nonqualified stock options as follows: On March 31, 2011, June 30, 2011, September 30, 2011 and December 30, 2011, Ms. Dial received 10,647, 11,875, 13,014 and 14,394 options, respectively, and all options were outstanding as of December 31, 2011. Ms. Dial received 9,000 options in fiscal 2011 representing the annual grant. The aggregate grant date fair value of all these options computed in accordance with ASC 718 was $44,446, which includes the options granted in lieu of director compensation.

(6)
Mr. Sanders was entitled to receive $72,800 in fees for his membership on and service as Lead Independent Director of the board, his membership on and service as Chair of the compensation committee, and his membership on the audit committee and nominating and governance committee. Mr. Sanders elected to receive all of his director compensation in cash. Mr. Sanders received 9,000 options in fiscal 2011 representing the annual grant. The grant date fair value of the 2011 options computed in accordance with ASC 718 was $6,446.

(7)
Mr. Wright was entitled to receive $59,300 in fees for his membership on the board, his membership on and service as Chair of the compensation committee (January through June 2011) and his membership on the audit committee and nominating and governance committee (January through June, 2011). Mr. Wright elected to receive all his director compensation in cash. Dr. Wright received 9,000 options in fiscal 2011 representing the annual grant. The grant date fair value of the 2011 options computed in accordance with ASC 718 was $6,446.

(8)
Mr. Kaufmann received was entitled to receive $56,800 in fees for his membership on the board, his membership on and service as Chair of compensation committee (July through December, 2011) and his membership on the nominating and governance committee. Mr. Kaufmann elected to receive all of his director compensation in cash. Mr. Kaufman received 17,000 shares of common stock upon his joining the Board of Directors in 2011. As of December 31, 2011, the grant date fair value of these options computed in accordance with ASC 718 was $16,936.

As of December 31, 2011, the following directors held the following aggregate number of options outstanding: Mr. Castagna – 259,785 of which 259,785 are exercisable; Ms. Dial – 389,018 of which 389,018 are exercisable; Mr. Sanders – 151,863 of which 151,863 are exercisable; Mr. Wright – 158,202 of which 158,202 are exercisable; Mr. Kauffman - 17,000 of which 3,777 are exercisable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the Company's knowledge, the following table sets forth the number of shares of LookSmart common stock beneficially owned as of March 28, 2012 by each beneficial owner of 5% or more of the Company's outstanding common stock, each of LookSmart’s directors and nominees for director, each of the named executive officers, and all of LookSmart's directors and executive officers as a group. Percentage ownership is based on 17,293,237 shares of common stock outstanding as of March 21, 2012 and computed in accordance with SEC requirements.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock issued. Shares beneficially owned include securities issuable upon exercise of stock options exercisable within 60 days of March 28, 2012. Unless otherwise indicated below, the address of the persons listed is c/o LookSmart, Ltd., 55 Second Street, CA 94105.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent Beneficially Owned
Mercury Fund VII, Ltd., Mercury Fund VIII, Ltd.,	1,693,119	9.8%
Mercury Ventures II, Ltd.,
Mercury Management, L.L.C., and Kevin C. Howe(2)
Kennedy Capital Management, Inc. (3)	1,466,756	8.5%
10829 Olive Blvd.
St. Louis. MO 63141
Platinum Partners Value Arbitrage Fund L.P (4)	1,060,577	6.1%
152 West 57th Street, 4th Floor
New York, NY 10019
Renaissance Technologies LLC (5)	970,700	5.6%
800 Third Avenue
New York, NY 10022
Dimensional Fund Advisors L.P. (6)	953,863	5.5%
Palisades West, Building One
6300 Bee Cave Road, Austin TX 78746
Anthony Castagna	259,785	1.5%
Jean-Yves Dexmier	197,250	1.1%
Timothy J. Wright (7)	158,202	0.9%
Mark Sanders	151,863	0.9%
Scott Kauffman	106,138	0.6%
William O'Kelly	56,250	0.3%
All directors and executive officers as a group (8)	929,488	5.3%

(1)
Includes shares that may be acquired by the exercise of stock options granted under the Company's stock option plans within 60 days after March 28, 2012. The number of shares subject to stock options exercisable within 60 days after March 28, 2012 , for each of the named executive officers and directors is shown below:

Anthony Castagna	259,785
Jean-Yves Dexmier	197,250
Timothy J. Wright	158,202
Mark Sanders	151,863
William O'Kelly	56,250
Scott Kauffman	6,138

(2)
This information is based solely on information as of December 31, 2011, as set forth in Schedule 13G/A, filed on February 9, 2010, the following related parties. Mercury Fund VII, Ltd. has sole voting and dispositive power with respect to 395,119 shares, Mercury Fund VIII, Ltd. has sole voting and dispositive power with respect to 1,298,000 shares, Mercury Ventures II, Ltd. has sole voting and dispositive power with respect to 1,693,119 shares, Mercury Management, L.L.C. has sole voting and dispositive power with respect to 1,693,119 shares and Kevin C. Howe has sole voting and dispositive power with respect to 1,693,119 shares. Mr. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, the General Partner of Mercury Ventures II. Mercury Ventures II is the General Partner of Mercury VII and Mercury VIII.

(3)
This information is based solely on information as of December 31, 2011, as set forth in Schedule 13G/A, filed on February 14, 2012 by Kennedy Capital Management, Inc. The reporting person has sole voting power with respect to 1,387,552 shares and sole dispositive power with respect to all the shares.

(4)
This information is based solely on information as of January 18, 2012, as set forth in Schedule 13G, filed on March 15, 2012, by Platinum Partners Value Arbitrage Fund L.P. Platinum Partners Value Arbitrage Fund L.P. has sole voting power and sole dispositive power with respect to all the shares.

(5)
This information is based solely on information as of December 30, 2011 , as set forth in Schedule 13G/A, filed on February 13, 2012 by Renaissance Technologies LLC and Renaissance Technologies Holding Corporation. Renaissance Technologies LLC and Renaissance Technologies Holding Corporation each have sole voting power and sole dispositive power with respect to all the shares because Renaissance Technologies Holding Corporation has majority ownership of Renaissance Technologies LLC.

(6)
This information is based solely on information as of December 31, 2011, as set forth in Schedule 13G/A, filed on February 14, 2011 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and has sole voting power with respect to 938,353 shares and sole dispositive power with respect to all the shares. Dimensional notes that while for purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Dimensional may be deemed to be a beneficial owner of such securities. Neither Dimensional or Subsidiaries poses voting and /or investment power over such securities in their role as investment advisor, sub-advisor and /or manager, and Dimensional disclaims beneficial ownership of such securities.

(7)	Of the total shares beneficially owned by Mr. Wright, 4,000 shares are held indirectly by his trust.
(8)	Please see note (1) above. Also includes a total of 29,750 shares issuable upon the exercise of options exercisable within 60 days of March 28, 2012 for Jean –Yves Dexmier and William O’Kelly.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2011 under which common stock of the Company is authorized for issuance.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under our equity comp. plans (excluding shares reflected in column 1)
Equity Plans Approved by Stockholders	2,661,805	$2.76	1,535,504

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification Agreements. The Company has entered into indemnity agreements with its directors and officers providing for indemnification of each director and officer against expenses incurred in connection with any action or investigation involving the director or officer by reason of his or her position with the Company (or with another entity at the Company's request). The directors and officers will also be indemnified for costs, including judgments, fines and penalties that are indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers directors and officers. A director or officer involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in each instance on the director or officer meeting the standards of conduct set forth in the indemnity agreements.

Policies and Procedures for Approving Related Person Transactions. Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Securities and Exchange Act of 1934, is that the Company's audit committee reviews all such transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was and is to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by the Company of a related party. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

Director Independence

Our board of directors undertook a review of the independence of each director was concluded in third quarter and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that four of the five members of LookSmart's board of directors are "independent" (Scott Kauffman, Anthony Castagna, Mark Sanders and Timothy J. Wright), as defined in applicable listing standards of the National Association of Securities Dealers. For the year ended December 31, 2011, Ms. Dial, a former member of LookSmart’s board of directors, was also determined to be “independent”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Moss Adams LLP ("Moss Adams") for fiscal 2011 and 2010.

Category	2011	2010
Audit Fees	$316,303	$360,575
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	21,469	-
Total	$337,772	$360,575

Audit Fees represent fees for professional services provided in connection with the audit of our financial statements and the review of our quarterly financial statements. All Other Fees consist of fees for the audit of our 401(k) plan and tax advice related to our Canadian subsidiary. Our audit committee considered whether the provision of non-audit services was compatible with maintaining the independence of external public accounting firm and has concluded that it was.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee's charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee's charter.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

LOOKSMART, LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$174	$521	$127	$568
Allowance for returns	203	273	138	338
Deferred tax valuaton allowance	74,558	-	1,874	72,684

Year ended December 31, 2010
Allowance for doubtful accounts	$127	$48	$1	$174
Allowance for returns	50	263	110	203
Deferred tax valuation allowance	73,575	983	-	74,558

Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on March 28, 2012:

LOOKSMART, LTD.

By:	/s/ WILLIAM O’KELLY
William O’Kelly Senior Vice President Operations and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Yves Dexmier and William O’Kelly jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-YVES DEXMIER	Executive Chairman of the Board, Chief	March 28, 2012
Jean-Yves Dexmier	Executive Officer (Principal Executive Officer)

/S/ WILLIAM O’KELLY	Senior Vice President Operations and	March 28, 2012
William O’Kelly	Chief Financial Officer (Principal Financial [and Accounting] Officer)

/S/ ANTHONY CASTAGNA	Director	March 28, 2012
Anthony Castagna

/S/ MARK SANDERS	Director	March 28, 2012
Mark Sanders

/S/ TIMOTHY J. WRIGHT	Director	March 28, 2012
Timothy J. Wright

/S/ SCOTT L. KAUFFMAN	Director	March 28, 2012
Scott Kauffman

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

10.1++
Forms of Stock Option Agreement used by the Company in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

10.2++
Form of Indemnification Agreement entered into between the Company and each of its directors and officers (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3++	Amended and Restated 1998 Stock Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.4++	LookSmart 2007 Equity Incentive Plan (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-144384) filed with the SEC on July 6, 2007).

10.5
Lease Agreement with Rosenberg SOMA Investments III, LLC for property located at 625 Second Street, San Francisco, California, dated May 5, 1999 (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.6++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.7
Sponsored Links Master Terms and Conditions between the Company and eBay, Inc. dated March 12, 2007 (Filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.8+	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.9+
Paid Listings License Agreement between the Company and SearchFeed.com dated April 15, 2006 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.10+
License Agreement between the Company and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 15, 2006).

10.11
Paid Listings License Agreement between the Company and Kontera Technologies, Inc. dated July 17, 2006. (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 6, 2010).

10.12+	License Agreement between the Company and Oversee.net dated April 1, 2004 (Filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.13+	Backfill Agreement between the Company and Internext Media Corp. dated February 8, 2008 (Filed as Exhibit 10.50 to with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.14	Paid Listings License Agreement between the Company and PeakClick GMBH dated April 15, 2006 (Filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q May 7, 2010).

10.15	Advertiser Terms and Conditions between the Company and MeziMedia dated September 26, 2008 (Filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.16	Paid Listings License Agreement between the Company and Wellbourne Limited dated March 15, 2006 (Filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.17++	Board Services Agreement between the Company and its Jean-Yves Dexmier dated July 1, 2008 (Filed as Exhibit 10.61 to the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009).

10.18	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California (Filed as Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.19	Master Lease Agreement between the Company and City National Bank dated April 6, 2007 (Filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.20
Covenants Rider to the Master Lease Agreement between the Company and City National Bank dated September 30, 2009 (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.21
Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Company and City National Bank dated August 14, 2009 (Filed as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.22
First Amendment to Supplemental Terms and Conditions Letter between the Company and City National Bank dated October 16, 2009 (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.23‡
Master Services Agreement #12223.0.1 between the Company and RagingWire Enterprise Solutions, Inc. effective as of October 30, 2009 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.24++
Employment offer letter between the Company Mr. Eltinge Brown dated January 30, 2009 (together with summary of amendment thereto in connection with a salary decrease in June, 2009) (Filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.25++	2009 Employee Stock Purchase Plan Filed as Exhibit 4.1to the Company’s Registration Statement on Form S-8 (File No. 333-165791) filed with the SEC on March 30, 2010).

10.26‡	Sales Representation Agreement between Company and JW Digital, dated October 18, 2009 (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.27	Paid Listings Agreement between the Company and Parked.com dated March 13, 2008 (Filed as Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q on August 6, 2010).

10.28++	Consulting Agreement dated as of November 8, 2010 between the Company and Dexline (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

10.29++	Stock Option Agreement effective August 6, 2010 between Company and Mr.Jean-Yves Dexmier (Filed as Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

10.30++	Severance Agreement and General Release between Company and Stephen Markowski (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011).

10.31++	Severance Agreement and General Release between the Company and Eltinge Brown (Filed as Exhibit 99.2to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011).

10.32++
Employment Offer Letter between the Company and William O’Kelly, Senior Vice President Operations and Chief Financial Officer dated January 12, 2011 Filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2011).

10.33*	Amendment to an Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Company and City National Bank dated December 19, 2011 (Attached herein).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Please see the signature page of this Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document,

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxomony Extension Presentation Linkbase Document.

(*)	Filed herewith
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