Form 10-K/A
period 2011-12-31
LOOKSMART LTD
filed 2012-03-29
CIK 1077866

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this amendment to our Annual Report on Form 10-K for the year period ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on March 28, 2012 (the “Original Filing”), to include the signatures of our independent registered public accounting firm on their report on our consolidated financial statements and their consent in Exhibit 23.1.

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