Form 10-Q
period 2012-03-31
LOOKSMART LTD
filed 2012-05-04
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 2, 2012 there were 17,293,237 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,245	$17,950
Short-term investments	7,367	6,809
Total cash, cash equivalents and short-term investments	22,612	24,759
Trade accounts receivable, net	1,408	1,588
Prepaid expenses and other current assets	535	604
Total current assets	24,555	26,951
Property and equipment, net	1,604	1,941
Capitalized software and other assets, net	1,283	1,220
Total assets	$27,442	$30,112

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,170	$1,682
Accrued liabilities	978	895
Deferred revenue and customer deposits	1,137	1,143
Current portion of capital lease obligations	481	515
Total current liabilities	3,766	4,235
Capital lease and other obligations, net of current portion	149	296
Total liabilities	3,915	4,531
Commitment and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at March 31, 2012 and December 31, 2011; Issued and Outstanding: none at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,293 shares and 17,288 shares at March 31, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	262,278	262,201
Accumulated other comprehensive loss	(5)	(24)
Accumulated deficit	(238,763)	(236,613)
Total stockholders' equity	23,527	25,581
Total liabilities and stockholders' equity	$27,442	$30,112

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$4,013	$8,389
Cost of revenue	2,215	4,655
Gross profit	1,798	3,734
Operating expenses:
Sales and marketing	706	610
Product development and technical operations	1,788	1,597
General and administrative	1,461	1,421
Restructuring charge	-	889
Total operating expenses	3,955	4,517
Loss from operations	(2,157)	(783)
Non-operating income (expense), net
Interest income	20	23
Interest expense	(12)	(29)
Other expense, net	(1)	(7)
Loss from operations before income taxes	(2,150)	(796)
Income tax benefit	-	1
Net loss	$(2,150)	$(795)
Net loss per share - Basic and Diluted	$(0.12)	$(0.05)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,293	17,235

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,150)	$(795)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	-
Unrealized gain on marketable securities, net	29	11
Change in accumulated other comprehensive income (loss)	19	11
Comprehensive loss	$(2,131)	$(784)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,150)	$(795)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	715
Provision for doubtful accounts	249	38
Share-based compensation	67	75
Loss from sale of assets and other non-cash charges	34	31
Deferred rent	(5)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(69)	(461)
Prepaid expenses and other current assets	85	(178)
Trade accounts payable	(512)	(575)
Accrued liabilities	83	259
Deferred revenue and customer deposits	(6)	(15)
Net cash used in operating activities	(1,635)	(906)
Cash flows from investing activities:
Purchase of investments	(3,522)	(4,889)
Proceeds from sale of investments	2,949	2,499
Payments for property, equipment, and capitalized software	(333)	(428)
Proceeds from contingent purchase consideration of certain consumer assets	-	91
Net cash used in investing activities	(906)	(2,727)
Cash flows from financing activities:
Principal payments of capital lease obligations	(176)	(300)
Proceeds from issuance of common stock	8	60
Net cash used in financing activities	(168)	(240)
Effect of exchange rate changes on cash and cash equivalents	4	-
Decrease in cash and cash equivalents	(2,705)	(3,873)
Cash and cash equivalents, beginning of period	17,950	22,119
Cash and cash equivalents, end of period	$15,245	$18,246
Supplemental disclosure of noncash activities:
Property and equipment received and liability accrued	$-	$53
Change in unrealized loss on investments	$29	$11
Share-based compensation capitalized as software development costs	$2	$10

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

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our search advertising customers are generally of three types; Intermediaries, Direct Advertisers and Self-Service Advertisers. Intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers. Direct Advertisers and their agencies purchase clicks with the assistance of LookSmart account managers to achieve conversions or sales from the clicks or to obtain unique page views. Self-Service Advertisers are small Direct Advertisers that sign-up online, pay by credit card and manage their account with minimal LookSmart account management assistance.

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

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2012 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(“Annual Report”). The Unaudited Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended March 31, 2012 is not necessarily indicative of results to be expected for the full year.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of Other Comprehensive Loss in the Unaudited Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter platform technology. These license arrangements may include some or all of the following elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application, upfront fees, minimum monthly fees, and other license fees. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds.  The amounts of these provisions are evaluated periodically based upon customer experience and historical trends.  Our revenue reserves were insignificant and $0.3 million at March 31, 2012 and December 31, 2011, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.8 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively. Bad debt allowance included in general and administrative expense was $0.2 million and not significant for the three months ended March 31, 2012 and 2011, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2012 and December 31, 2011, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

Accounts receivable are typically unsecured and are derived from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance, if necessary.  In addition, the Company records an allowance based on the length of time the receivables are past due. Historically, such losses have been within management’s expectations.

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	March 31,	December 31,
	2012	2011
Company 1	15%	20%
Company 2	14%	12%

Revenue and Cost Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2012	2011
United States	61%	62%
Europe, Middle East and Africa	21%	33%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2012	2011
Advertiser Networks	91%	97%
Publisher Solutions	9%	3%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue.

	Three Months Ended March 31,
	2012	2011
Company 1	**	18%
Company 2	14%	15%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of TAC:

	Three Months Ended March 31,
	2012	2011
Distribution Partner 1	16%	**
Distribution Partner 2	14%	**
Distribution Partner 3	12%	**
Distribution Partner 4	**	13%
Distribution Partner 5	**	11%

** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

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

Internal-Use Software Development Costs

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

The Company tested its long-lived assets used in operations for impairment as of December 31, 2011 and determined there was no impairment.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all awards granted, including stock option grants, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of option awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three months ended March 31, 2012 and 2011, were $0.1 million for each period, which was related to stock option grants and employee stock purchases.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) as of March 31, 2012 and December 31, 2011, consists of unrealized gains (losses) on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

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

As of March 31, 2012 and December 31, 2011, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Adoption of New Accounting Standards

On January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements.  The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued an amendment to an existing accounting standard which indefinitely defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.

2. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost and Estimated Fair Value
	March 31	December 31
	2012	2011
Cash and cash equivalents:
Cash	$5,027	$7,205
Cash equivalents
Money market mutual funds	193	1,045
Certificates of deposit	1,325	3,100
Commercial paper	8,700	6,600
Total cash equivalents	10,218	10,745
Total cash and cash equivalents	15,245	17,950
Short-term investments:
Corporate bonds	2,042	2,031
Certificates of deposit	3,277	3,278
Commercial paper	2,048	1,500
Total short-term investments	7,367	6,809
Total cash and available-for-sale securities	$22,612	$24,759

Realized gains and losses were not significant for either of the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at March 31, 2012 and December 31, 2011 were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2012 and 2011, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,777	$(8,346)	$1,431	$9,751	$(8,002)	$1,749
Furniture and fixtures	75	(63)	12	75	(62)	13
Software	1,241	(1,232)	9	1,241	(1,229)	12
Leasehold improvements	308	(156)	152	308	(141)	167
Total	$11,401	$(9,797)	$1,604	$11,375	$(9,434)	$1,941

Depreciation expense on property and equipment for the three months ended March 31, 2012 and 2011, including property and equipment under capital lease, was $0.4 million and $0.5 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $2.4 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively. Depreciation expense on equipment under capital lease was $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, accumulated depreciation on equipment under capital lease was $2.4 million and $2.5 million as of March 31, 2012 and December 31, 2011, respectively.

4. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,472	$(5,208)	$1,264	$6,688	$(5,503)	$1,185
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	19	-	19	35	-	35
	$6,569	$(5,286)	$1,283	$6,801	$(5,581)	$1,220

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software and is amortized over three years. Amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Fully amortized capitalized software of $0.5 million was determined to be obsolete and was written off in March 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Accrued distribution and partner costs	$609	$409
Accrued compensation and related expenses	227	137
Accrued professional service fees	135	257
Other	7	92
Total accrued liabilities	$978	$895

6. Restructuring Charges

In 2011, the Company paid $0.9 million in pre-tax restructuring charges associated with the termination of employees. All restructuring charges have been classified as such on the Unaudited Consolidated Statement of Operations. The Company had no restructuring costs accrued at March 31, 2012.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Capital lease obligations	$481	$657
Deferred rent	149	154
Total capital lease and other obligations	630	811
Less: current portion of capital lease obligations	(481)	(515)
Capital lease and other obligations, net of current portion	$149	$296

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of March 31, 2012.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2012 and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8. Commitments and Contingencies

As of March 31, 2012 future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Nine months ending December 31, 2012	374	441	815
Years ending December 31,
2013	110	537	647
2014	-	556	556
Total minimum payments	484	$1,534	$2,018
Less: amount representing interest	(3)
Present value of net minimum payments	481
Less: current portion	(481)
Long-term portion of capital lease obligations	$-

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

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Letters of Credit

As of March 31, 2012 and December 31, 2011, the Company has an outstanding SBLC related to the security of a building lease for $0.2 million. The SBLC contains two financial covenants, with which the Company was in compliance as of March 31, 2012.

The agreements with CNB, consisting of the SBLCs and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2011 and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods and a non-cancelable contractual obligation relating to IT data center operations as of March 31, 2012.

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

9. Stockholders’ Equity

Share-Based Compensation

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “1998 Plan”). In June 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. Share-based incentive awards are provided under the terms of these two plans (collectively, the “Plans”).

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares issued or reserved for issuance under the Plans was 4.2 million and 4.3 million shares of common stock as of March 31, 2012 and December 31, 2011, respectively. There were 1.5 million shares available to be granted under the 2007 Plan at March 31, 2012.

Share-based compensation expense recorded during three months ended March 31, 2012 and March 31, 2011 was included in the Company’s Unaudited Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Sales and marketing	$11	$-
Product development and technical operations	10	44
General and administrative	46	31
Total share-based compensation expense	67	75
Amounts capitalized as software development costs	2	10
Total share-based compensation	$69	$85

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31, 2012 was $0.8 million and is expected to be recognized over a weighted-average period of approximately 3.1 years. The total fair value of equity awards vested during the three months ended March 31, 2012 and 2011, was $0.1 million.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2011	2,662	$2.80
Granted	207	1.26
Excercised	(2)	1.39
Expired/forfeited	(235)	2.50
Options outstanding at March 31, 2012	2,632	$2.64	4.18	$6
Vested and expected to vest at March 31, 2012	2,331	$2.79	3.89	$6
Exercisable at March 31, 2012	1,592	$3.37	2.87	$5

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of the Company’s stock on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options at quarter-end. The intrinsic value amount changes with changes in the fair market value of the Company’s stock.

The following table summarizes information about stock options outstanding at March 31, 2012:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$1.02	-	$1.62	1,266	5.21	$1.38	532	$1.37
1.64	-	2.62	466	5.30	1.93	160	2.11
2.70	-	4.15	607	2.70	3.30	607	3.30
4.33	-	6.50	168	1.17	4.63	168	4.63
7.30	-	10.95	72	1.12	9.24	72	9.24
12.01	-	20.55	53	0.72	16.07	53	16.07
			2,632	4.18	2.64	1,592	3.37

Stock Awards

The Company did not issue restricted stock during the three months ended March 31, 2012 and 2011. The Company recorded no share-based compensation for stock awards for the three months ended March 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was insignificant for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, 69 thousand shares have been issued under the 2009 ESPP.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee, consultant and director stock options were as follows:

	Three Months Ended March 31,
	2012	2011
Volatility	62.6%	67.3%
Risk-free interest rate	0.88%	1.56%
Expected term (years)	4.41	4.01
Expected dividend yield	-	-
Weighted average grant date fair value	$0.63	$0.89

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were 2 thousand and 30 thousand options exercised in the three months ended March 31, 2012 and 2011, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$193	$193	$-
Certificates of deposit	1,325	-	1,325
Commercial paper	8,700	-	8,700
	10,218	193	10,025
Short-term investments:
Certificates of deposit	3,277	-	3,277
Corporate bonds	2,042	-	2,042
Commercial paper	2,048	-	2,048
	7,367	-	7,367

Total financial assets measured at fair value	$17,585	$193	$17,392

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$1,045	$1,045	$-
Certificates of deposit	3,100	-	3,100
Commercial paper	6,600	-	6,600
	10,745	1,045	9,700
Short-term investments:
Certificates of deposit	3,278	-	3,278
Corporate bonds	2,031	-	2,031
Commercial paper	1,500	-	1,500
	6,809	-	6,809

Total financial assets measured at fair value	$17,554	$1,045	$16,509

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31, 2012 and December 31, 2011, the Company did not adjust prices received from the pricing service.

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

 11. Related Party Transactions

In each of the three months ended March 31, 2012 and 2011, Dr. Jean-Yves Dexmier was paid fees totaling $0.1 million in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there had been no material changes to our critical accounting policies and estimates.

Business Overview

LookSmart, Ltd. (“LookSmart” or “the Company”) is a search advertising network solutions company that provides relevant solutions for search advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our search advertising customers are generally of three types; Intermediaries, Direct Advertisers and Self-Service Advertisers. Intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers. Direct Advertisers and their agencies purchase clicks with the assistance of LookSmart account managers to achieve conversions or sales from the clicks or to obtain unique page views. Self-Service Advertisers are small Direct Advertisers that sign-up online, pay by credit card and manage their account with minimal LookSmart account management assistance.

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

In 2011, revenue from Intermediaries decreased significantly. The decrease was primary driven by a revenue decrease throughout the year, including a significant decrease in the fourth quarter due to revenue chargebacks to our Intermediary customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future revenue or growth in the Intermediary business. Our future revenue and growth will come largely from Direct Advertisers, Self-Service Advertisers and other digital advertising models we may consider.

Results of Operations

Overview of the Three Months Ended March 31, 2012 and 2011

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$4,013	100.0%	$8,389	100.0%	$(4,376)	(52%)
Cost of revenue	2,215	55.2%	4,655	55.5%	(2,440)	(52%)
Gross profit	1,798	44.8%	3,734	44.5%	(1,936)	(52%)
Operating expenses:
Sales and marketing	706	17.6%	610	7.3%	96	16%
Product development and technical operations	1,788	44.6%	1,597	19.0%	191	12%
General and administrative	1,461	36.4%	1,421	16.9%	40	3%
Restructuring charge	-	0.0%	889	10.6%	(889)	0%
Total operating expenses	3,955	98.6%	4,517	53.8%	(562)	(12%)
Loss from operations	(2,157)	(53.8%)	(783)	(9.3%)	(1,374)	175%
Non-operating income (expense), net	7	0.2%	(13)	(0.2%)	20	(154%)
Loss from continuing operations before income taxes	(2,150)	(53.6%)	(796)	(9.5%)	(1,354)	170%
Income tax benefit	-	0.0%	1	0.0%	(1)	(100%)
Net loss	$(2,150)	(53.6%)	$(795)	(9.5%)	$(1,355)	170%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2012 and 2011, were as follows (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,649	91%	$8,147	97%	$(4,498)	(55%)
Publisher Solutions	364	9%	242	3%	122	50%
Total revenue	$4,013	100%	$8,389	100%	$(4,376)	(52%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months ended March 31, 2012 as compared to the same period in 2011 is substantially the result of a loss of Intermediary business. We experienced a reduction in Intermediary revenue throughout 2011 and a significant decrease in revenue from Intermediaries in the fourth quarter due to revenue chargebacks to our customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future revenue or growth in Intermediary business. Our future revenue and growth will come largely from Direct Advertisers, Self-Service Advertisers and other digital advertising models we may consider.

Publisher Solutions

Publisher solutions revenues were higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to additions to licensees and higher transaction volumes.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of TAC which are amounts paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,851	46%	$4,259	51%	$(2,408)	(57%)
Other costs	364	9%	396	5%	(32)	(8%)
Total cost of revenue	$2,215	55%	$4,655	56%	$(2,440)	(52%)

TAC as a percent of associated revenue decreased in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  This decrease is due to the comparative change in the revenue types between periods.

Our other costs of revenue, which consist of network operating costs and credit card processing fees, decreased due to the decrease in revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 as compared to the same period in 2011 decreased by $0.6 million. Operating expense for the three months ended March 31, 2011 included a $0.9 million restructuring charge for a reduction in workforce in that quarter. Excluding the effect of that 2011 restructuring charge, operating expenses increased by $0.3 million in the first quarter of 2012 compared to the first quarter of 2011. The increase in product development and technical operations expense, net of capitalized software development costs for the three months ended March 31, 2012 is primarily due to higher compensation expense related to higher headcount.

During the remainder of 2012, we plan to increase the workforce, primarily in research and development, sales and customer support which will result in comparatively higher operating expenses; however, this planned increase in headcount and associated expense will continue to be closely evaluated relative to operating margin.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended March 31, 2012 and 2011, and were as follows (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$706	18%	$610	7%	$96	16%
Product development and technical operations	1,788	45%	1,597	19%	191	12%
General and administrative	1,461	36%	1,421	17%	40	3%
Restructuring charge	-	0%	889	11%	(889)	0%
Total operating expenses	$3,955	99%	$4,517	54%	$(562)	(12%)

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

The increase in sales and marketing expenses for the three months ended March 31, 2012 is primarily due to higher compensation related expense associated with increased headcount.

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

Product development and technical operations and capitalized software development costs for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$2,078	52%	$1,739	21%	$339	19%
Capitalized software development costs	(290)	(7%)	(142)	(2%)	(148)	104%
Total product development and technical operations expense	$1,788	45%	$1,597	19%	$191	12%

The increase in product development and technical operations expense, net of capitalized software development costs for the three months ended March 31, 2012 is primarily due to higher compensation expense related to higher headcount.

General and Administrative

General and administrative expenses include costs of executive management, human resources, finance, facilities, and desktop support personnel. These costs include salaries and associated costs of employment, including share-based compensation, overhead, facilities and allocation of depreciation. General and administrative expenses also include legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables.

The increase in general and administrative expenses for the three months ended March 31, 2012 is primarily due to higher bad debt expense for Intermediary accounts deemed uncollectable in the first quarter of 2012, partially offset by lower consulting and audit expenses in the first quarter of 2012 as compared to the same period in 2011.

Other Items

The tables below set forth other continuing operations data for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$20	0%	$23	0%	$(3)	(13%)
Interest expense	(12)	0%	(29)	0%	17	(59%)
Other expense, net	(1)	0%	(7)	0%	6	(86%)
Total non-operating income (expense), net	$7	0%	$(13)	0%	$20	(154%)

Income tax benefit	$-	0%	$1	0%	$(1)	(100%)

Other items were generally comparable between periods.

Income Tax Expense

Due to our utilizable net operating losses, our income tax expense in the U.S. consists of minimum state taxes.  Due to utilization of employment related credits, we do not anticipate net taxable income in Canada in 2012.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net cash used in operating activities	$(1,635)	$(906)	$(729)
Net cash used in investing activities	(906)	(2,727)	1,821
Net cash used in financing activities	(168)	(240)	72
Effect of exchange rate changes on cash	4	-	4
Decrease in cash and cash equivalents	$(2,705)	$(3,873)	$1,168

Cash, cash equivalents and short-term investment balances were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011	Change
Cash and cash equivalents	$15,245	$17,950	$(2,705)
Short-term investments	7,367	6,809	558
Total	$22,612	$24,759	$(2,147)
% of total assets	82%	82%
Total assets	$27,442	$30,112

At March 31, 2012, we had $22.6 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $2.1 million to $22.6 million at March 31, 2012, from $24.8 million at December 31, 2011 primarily due to operating loss, the use of capital to acquire equipment, principal payments on capital leases, and decreased accounts payable.

Our primary source of liquidity is our cash, cash equivalents, and short-term investments. Our current primary use of cash is to fund operating losses, investment in software development, and financing obligations.  We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the three months ended March 31, 2012 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the three months ended March 31, 2012 was $1.6 million and consisted of a net loss of $2.2 million, adjustments for non-cash items of $1 million and cash used by working capital and other activities of $0.4 million. Adjustments for non-cash items primarily consisted of $0.6 million of depreciation and amortization expense on property and equipment and internally developed software, $0.2 million bad debt expense and $0.1 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $0.4 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $0.1 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Cash used in operating activities in the three months ended March 31, 2011 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the three months ended March 31, 2011 was $0.9 million and consisted of a net loss of $0.8 million, adjustments for non-cash items of $0.9 million and cash used by working capital and other activities of $1.0 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment and internally developed software. In addition, changes in working capital activities primarily consisted of a net increase of $0.5 million in accounts receivable, a $0.3 million decrease in account payable and accrued liabilities, and $0.2 million increase in prepaid expense and other current assets. The increase in accounts receivables is primarily attributed to extended payment terms for a large customer. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses.

Investing Activities

Cash used in investing activities in the first quarter of 2012 of $0.9 million was primarily attributed to $0.6 million net purchase of investments. Capital expenditures in the first quarter of 2012 consisted of an investment of $0.3 million in internally developed software related to our AdCenter platform technology.

Cash used in investing activities in the first quarter of 2011 of $2.7 million was primarily attributed to $2.4 million net purchase of investments. Capital expenditures in the first quarter of 2011 consisted of $0.3 million for equipment acquired during the quarter and an investment of $0.1 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2012 of $0.2 million is primarily attributed to $0.2 million in scheduled capital lease payments.

Cash used in financing activities in the three months ended March 31, 2011 of $0.2 million is primarily attributed to $0.3 million in scheduled capital lease payments.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at March 31, 2012, related to security of our corporate office lease.

We have a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of March 31, 2012 our outstanding balance was $0.5 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2012, we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2012.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Item 1A of Form 10-Q we are not required to provide information regarding material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: May 4, 2012

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