Form 10-Q
period 2012-06-30
LOOKSMART LTD
filed 2012-08-09
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☒

As of August 2, 2012 there were 17,293,237 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,506	$17,950
Short-term investments	8,694	6,809
Total cash, cash equivalents and short-term investments	20,200	24,759
Trade accounts receivable, net	1,496	1,588
Prepaid expenses and other current assets	556	604
Total current assets	22,252	26,951
Property and equipment, net	1,574	1,941
Capitalized software and other assets, net	1,474	1,220
Total assets	$25,300	$30,112

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,368	$1,682
Accrued liabilities	1,109	895
Deferred revenue and customer deposits	1,159	1,143
Current portion of capital lease obligations	313	515
Total current liabilities	3,949	4,235
Capital lease and other obligations, net of current portion	140	296
Total liabilities	4,089	4,531
Commitment and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at June 30, 2012 and December 31, 2011; Issued and Outstanding: none at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,293 shares and 17,288 shares at June 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	262,335	262,201
Accumulated other comprehensive loss	(19)	(24)
Accumulated deficit	(241,122)	(236,613)
Total stockholders' equity	21,211	25,581
Total liabilities and stockholders' equity	$25,300	$30,112

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$3,574	$6,605	$7,587	$14,994
Cost of revenue	2,370	3,439	4,585	8,094
Gross profit	1,204	3,166	3,002	6,900
Operating expenses:
Sales and marketing	753	558	1,459	1,167
Product development and technical operations	1,555	1,550	3,343	3,144
General and administrative	1,264	1,037	2,725	2,462
Restructuring charge	-	-	-	889
Total operating expenses	3,572	3,145	7,527	7,662
Income (loss) from operations	(2,368)	21	(4,525)	(762)
Non-operating income (expense), net
Interest income	21	24	41	47
Interest expense	(9)	(24)	(21)	(53)
Other income (expense), net	(3)	333	(4)	326
Income (loss) from operations before income taxes	(2,359)	354	(4,509)	(442)
Income tax benefit	-	-	-	1
Net income (loss)	$(2,359)	$354	$(4,509)	$(441)
Net income (loss) per share - Basic and Diluted	$(0.14)	$0.02	$(0.26)	$(0.03)
Weighted average shares outstanding used in computing basic net income (loss) per share	17,293	17,274	17,293	17,255
Weighted average shares outstanding used in computing diluted net income (loss) per share	17,293	17,368	17,293	17,255

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(2,359)	$354	$(4,509)	$(441)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	-	(22)	-
Unrealized gain (loss) on marketable securities, net	(2)	4	27	15
Change in accumulated other comprehensive income (loss)	(14)	4	5	15
Comprehensive (income) loss	$(2,373)	$358	$(4,504)	$(426)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,509)	$(441)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,094	1,409
Provision for doubtful accounts	293	35
Share-based compensation	121	165
Loss from sale of assets and other non-cash charges	38	46
Deferred rent	(14)	(4)
Gain on closure of settlement fund	-	(339)
Changes in operating assets and liabilities:
Trade accounts receivable	(201)	1,004
Prepaid expenses and other current assets	58	56
Trade accounts payable	(314)	(1,173)
Accrued liabilities	214	(781)
Deferred revenue and customer deposits	16	18
Net cash used in operating activities	(3,204)	(5)
Cash flows from investing activities:
Purchase of investments	(7,542)	(15,367)
Proceeds from sale of investments	5,624	5,397
Payments for property, equipment, and capitalized software	(994)	(503)
Proceeds from contingent purchase consideration of certain consumer assets	-	91
Net cash used in investing activities	(2,912)	(10,382)
Cash flows from financing activities:
Principal payments of capital lease obligations	(344)	(570)
Proceeds from issuance of common stock	9	66
Net cash used in financing activities	(335)	(504)
Effect of exchange rate changes on cash and cash equivalents	7	-
Decrease in cash and cash equivalents	(6,444)	(10,891)
Cash and cash equivalents, beginning of period	17,950	22,119
Cash and cash equivalents, end of period	$11,506	$11,228
Supplemental disclosure of noncash activities:
Change in unrealized gain (loss) on investments	$27	$15
Share-based compensation capitalized as software development costs	$4	$16

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

LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including Intermediaries and direct advertising customers and their agencies as well as self-service customers, in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of June 30, 2012 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(“Annual Report”). The Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended June 30, 2012 is not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Consolidated Financial Statements have been prepared in conformity with GAAP. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of Other Comprehensive Income (Loss) in the Unaudited Consolidated Statements of Comprehensive Income (Loss). The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. Our revenue reserves were insignificant and $0.3 million at June 30, 2012 and December 31, 2011, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.8 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively. Bad debt allowance included in general and administrative expense was not significant and $0.3 million for three and six months ended June 30, 2012, respectively. Bad debt allowance included in general and administrative expense was not significant for both the three and six months ended June 30, 2011.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2012 and December 31, 2011, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	June 30,	December 31,
	2012	2011
Company 1	30%	**
Company 2	14%	20%
Company 3	**	12%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	49%	78%	56%	69%
Europe, Middle East and Africa	44%	13%	37%	24%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Advertiser Networks	92%	96%	92%	96%
Publisher Solutions	8%	4%	8%	4%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Company 1	26%	**	21%	**
Company 2	**	13%	**	**
Company 3	**	11%	**	14%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distribution Partner 1	26%	**	22%	**
Distribution Partner 2	**	**	11%	**
Distribution Partner 3	**	**	10%	**
Distribution Partner 4	13%	**	**	**
Distribution Partner 5	10%	**	**	**
Distribution Partner 6	**	**	**	11%

 ** Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

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

The Company tested its long-lived assets used in operations for impairment as of June 30, 2012 and determined there was no impairment.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all awards granted, including stock option grants, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of option awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three and six months ended June 30, 2012 were $0.1 million for each period, and $0.1 million and $0.2 million for three and six months ended June 30, 2011, respectively, which was related to stock option grants and employee stock purchases.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) as of June 30, 2012 and December 31, 2011, consists of unrealized gains (losses) on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

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

As of June 30, 2012 and December 31, 2011, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

Subsequent Event

In July 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment.  The sublease commences in August 2012 and expires in December 2014. Beginning in August 2012, the Company plans to utilize a smaller space for its corporate office in San Francisco, California.

In July 2012, PEEK Investments, Inc. (PEEK) and other persons acting in concert with PEEK made an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company.  The Company’s Board of Directors carefully evaluated the proposal made by PEEK and, after consultation with its financial and legal advisors, unanimously determined that PEEK’s proposal was not in the best interests of the Company or its stockholders and recommended that stockholders reject the tender offer.  Responding to PEEK’s unsolicited tender offer may require the Company to incur significant additional costs.

2. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost and Estimated Fair Value
	June 30,	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$2,591	$7,205
Cash equivalents
Money market mutual funds	116	1,045
Certificates of deposit	1,500	3,100
Commercial paper	7,299	6,600
Total cash equivalents	8,915	10,745
Total cash and cash equivalents	11,506	17,950
Short-term investments:
Corporate bonds	2,544	2,031
Certificates of deposit	3,351	3,278
Commercial paper	2,799	1,500
Total short-term investments	8,694	6,809
Total cash and available-for-sale securities	$20,200	$24,759

Realized gains and losses were not significant for either of the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, and December 31, 2011, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at June 30, 2012, and December 31, 2011, were less than one year.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,998	$(8,662)	$1,336	$9,751	$(8,002)	$1,749
Furniture and fixtures	165	(72)	93	75	(62)	13
Software	1,241	(1,234)	7	1,241	(1,229)	12
Leasehold improvements	308	(170)	138	308	(141)	167
Total	$11,712	$(10,138)	$1,574	$11,375	$(9,434)	$1,941

Depreciation expense on property and equipment for the three and six months ended June 30, 2012, including property and equipment under capital lease, was $0.3 million and $0.7 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and six months ended June 30, 2011, including property and equipment under capital lease, was $0.4 million and $0.9 million, respectively. Equipment under capital lease totaled $1.1 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively. Depreciation expense on equipment under capital lease was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and was $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively. Additionally, accumulated depreciation on equipment under capital lease was $0.9 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively.

4. Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,806	$(5,357)	$1,449	$6,688	$(5,503)	$1,185
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	25	-	25	35	-	35
	$6,909	$(5,435)	$1,474	$6,801	$(5,581)	$1,220

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software and is amortized over three years. In the three and six months ended June 30, 2012, $0.3 million and $0.6 million, respectively, were added to active projects, as compared to $0.1 million and $0.2 million for the same periods in 2011, respectively. The Company had capitalized costs of $1 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively, related to projects not yet placed into service. Amortization expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2012, respectively, and was $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively.

Fully amortized capitalized software of $0.5 million was determined to be obsolete and was written off in March 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Accrued distribution and partner costs	$720	$409
Accrued compensation and related expenses	259	137
Accrued professional service fees	127	257
Other	3	92
Total accrued liabilities	$1,109	$895

6. Restructuring Charges

In 2011, the Company paid $0.9 million in pre-tax restructuring charges associated with the termination of employees. All restructuring charges have been classified as such on the Unaudited Consolidated Statement of Operations. The Company had no restructuring costs accrued at June 30, 2012 and December 31, 2011.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Capital lease obligations	$313	$657
Deferred rent	140	154
Total capital lease and other obligations	453	811
Less: current portion of capital lease obligations	(313)	(515)
Capital lease and other obligations, net of current portion	$140	$296

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of June 30, 2012, and December 31, 2011.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of June 30, 2012, and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8. Commitments and Contingencies

As of June 30, 2012 future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Six months ending December 31, 2012	$202	$404	$606
Years ending December 31,
2013	111	690	801
2014	-	693	693
2015	-	81	81
Total minimum payments	313	$1,868	$2,181
Less: amount representing interest	-
Present value of net minimum payments	313
Less: current portion	(313)
Long-term portion of capital lease obligations	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this office space in San Francisco under terms generally equivalent to its existing commitment.  The sublease commences in August 2012 and expires in December 2014. Beginning in August 2012, the Company plans to utilize a smaller space of approximately of 471 square feet for its corporate office in San Francisco, California.

The Company leases a sales office in New York, New York on a month to month basis.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Letters of Credit

As of June 30, 2012 and December 31, 2011, the Company has an outstanding SBLC related to the security of a building lease for $0.2 million. The SBLC contains two financial covenants, with which the Company was in compliance as of June 30, 2012.

The agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of June 30, 2012 and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods and a non-cancelable contractual obligation relating to IT data center operations as of June 30, 2012, and December 31, 2011.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares issued or reserved for issuance under the Plans was 4.1 million and 4.3 million shares of common stock as of June 30, 2012 and December 31, 2011, respectively. There were 1.8 million shares available to be granted under the 2007 Plan at June 30, 2012.

Share-based compensation expense recorded during three and six months ended June 30, 2012 and 2011 was included in the Company’s Unaudited Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales and marketing	$6	$2	$17	$2
Product development and technical operations	17	42	27	86
General and administrative	31	46	77	77
Total share-based compensation expense	54	90	121	165
Amounts capitalized as software development costs	2	6	4	16
Total share-based compensation	$56	$96	$125	$181

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2012 was $0.6 million and is expected to be recognized over a weighted-average period of approximately 3.0 years. The total fair value of equity awards vested during both the three and six months ended June 30, 2012 was $0.1 million, and $0.1 million, respectively, and $0.2 million during both the three and six months ended June 30, 2011.

Option Awards

Stock option activity under the Plans during the three and six months ended June 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2011	2,662	$2.76
Granted	207	1.26
Exercised	(2)	1.39
Expired/forfeited	(235)	2.50
Options outstanding at March 31, 2012	2,632	2.64
Granted	213	0.83
Exercised	-	-
Expired/forfeited	(565)	2.61
Options outstanding at June 30, 2012	2,280	$2.47	4.66	$-
Vested and expected to vest at June 30, 2012	2,015	$2.63	4.42	$-
Exercisable at June 30, 2012	1,322	$3.29	3.57	$-

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

The following table summarizes information about stock options outstanding at June 30, 2012:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.19	396	3.45	$0.94	88	$1.07
1.21	-	1.84	1,148	4.27	1.53	524	1.50
1.86	-	2.83	193	3.86	2.46	167	2.55
2.91	-	4.45	374	3.42	3.52	374	3.52
4.46	-	7.35	59	2.43	5.35	59	5.35
7.75	-	20.55	110	1.61	13.40	110	13.40
			2,280	4.66	2.47	1,322	3.29

Stock Awards

The Company did not issue restricted stock during the three and six months ended June 30, 2012 and 2011.The Company recorded no share-based compensation for stock awards for each of the three and six months ended June 30, 2012 and 2011.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was insignificant for each of the three and six months ended June, 2012 and 2011. As of June 30, 2012, 69 thousand shares have been issued under the 2009 ESPP.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee, consultant and director stock options were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Volatility	62.6%	67.7%	62.6%	67.5%
Risk-free interest rate	0.68%	1.47%	0.78%	1.50%
Expected term (years)	4.48	4.05	4.44	4.03
Expected dividend yield	-	-	-	-
Weighted average grant date fair value	$0.42	$0.93	$0.52	$0.92

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three months ended June 30, 2012, and 2 thousand options exercised in six months ended June 30, 2012. There were 5 thousand and 35 thousand options exercised in the three and six months ended June 30, 2011, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$116	$116	$-	$-
Certificates of deposit	1,500	-	1,500	-
Commercial paper	7,299	-	7,299	-
	8,915	116	8,799	-
Short-term investments:
Certificates of deposit	3,351	-	3,351	-
Corporate bonds	2,544	-	2,544	-
Commercial paper	2,799	-	2,799	-
	8,694	-	8,694	-

Total financial assets measured at fair value	$17,609	$116	$17,493	$-

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,045	$1,045	$-	$-
Certificates of deposit	3,100	-	3,100	-
Commercial paper	6,600	-	6,600	-
	10,745	1,045	9,700	-
Short-term investments:
Certificates of deposit	3,278	-	3,278	-
Corporate bonds	2,031	-	2,031	-
Commercial paper	1,500	-	1,500	-
	6,809	-	6,809	-

Total financial assets measured at fair value	$17,554	$1,045	$16,509	$-

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At June 30, 2012 and December 31, 2011, the Company did not adjust prices received from the pricing service.

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

11. Related Party Transactions

In each of the three and six months ended June 30, 2012 and 2011, Dr. Jean-Yves Dexmier was paid fees totaling $0.1 million and $0.2 million, respectively, in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, additional expenses to be incurred in connection with the unsolicited tender offer by PEEK, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, that we may be unable to remain listed on Nasdaq, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there had been no material changes to our critical accounting policies and estimates.

Business Overview

LookSmart, Ltd. (“LookSmart” or “the Company”) is an advertising network solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online search and display advertising ecosystem serving ads on partner sites. In search advertising we operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our search advertising customers are generally of three types; Intermediaries, Direct Advertisers and Self-Service Advertisers. Intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers. Direct Advertisers and their agencies purchase clicks with the assistance of LookSmart account managers to achieve conversions or sales from the clicks or to obtain unique page views. Self-Service Advertisers are small Direct Advertisers that sign-up online, pay by credit card and manage their account with minimal LookSmart account management assistance.

In display advertising, our customers purchase display advertising which we fulfill and deliver via relationships with third party providers.

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

In July 2012, PEEK Investments, Inc. (PEEK) and other persons acting in concert with PEEK made an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company.  The Company’s Board of Directors carefully evaluated the proposal made by PEEK and, after consultation with its financial and legal advisors, unanimously determined that PEEK’s proposal was not in the best interests of the Company or its stockholders and recommended that stockholders reject the tender offer.  Responding to PEEK’s unsolicited tender offer may require the Company to incur significant additional costs.

Results of Operations

Overview of the Three and Six Months Ended June 30, 2012 and 2011

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$3,574	100.0%	$6,605	100.0%	$(3,031)	(46%)
Cost of revenue	2,370	66.3%	3,439	52.1%	(1,069)	(31%)
Gross profit	1,204	33.7%	3,166	47.9%	(1,962)	(62%)
Operating expenses:
Sales and marketing	753	21.1%	558	8.4%	195	35%
Product development and technical operations	1,555	43.5%	1,550	23.5%	5	0.3%
General and administrative	1,264	35.4%	1,037	15.7%	227	22%
Total operating expenses	3,572	100.0%	3,145	47.6%	427	14%
Income (loss) from operations	(2,368)	(66.4%)	21	0.3%	(2,389)	(11376%)
Non-operating income (expense), net	9	0.3%	333	5.0%	(324)	(97%)
Income (loss) from continuing operations before income taxes	(2,359)	(66.1%)	354	5.3%	(2,713)	(766%)
Income tax benefit	-	-	-	-	-
Net income (loss)	$(2,359)	(66.1%)	$354	5.3%	$(2,713)	(766%)

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$7,587	100.0%	$14,994	100.0%	$(7,407)	(49%)
Cost of revenue	4,585	60.4%	8,094	54.0%	(3,509)	(43%)
Gross profit	3,002	39.6%	6,900	46.0%	(3,898)	(56%)
Operating expenses:
Sales and marketing	1,459	19.2%	1,167	7.8%	292	25%
Product development and technical operations	3,343	44.1%	3,144	21.0%	199	6.3%
General and administrative	2,725	35.9%	2,462	16.4%	263	11%
Restructuring charge	-	-	889	5.9%	(889)	(100%)
Total operating expenses	7,527	99.2%	7,662	51.1%	(135)	(2%)
Loss from operations	(4,525)	(59.6%)	(762)	(5.1%)	(3,763)	494%
Non-operating income (expense), net	16	0.2%	320	2.1%	(304)	(95%)
Loss from continuing operations before income taxes	(4,509)	(59.4%)	(442)	(3.0%)	(4,067)	920%
Income tax benefit	-	-	1	-	(1)	(100%)
Net loss	$(4,509)	(59.4%)	$(441)	(3.0%)	$(4,068)	922%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,301	92%	$6,313	96%	$(3,012)	(48%)
Publisher Solutions	273	8%	292	4%	(19)	(7%)
Total revenue	$3,574	100%	$6,605	100%	$(3,031)	(46%)

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$6,950	92%	$14,460	96%	$(7,510)	(52%)
Publisher Solutions	637	8%	534	4%	103	19%
Total revenue	$7,587	100%	$14,994	100%	$(7,407)	(49%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months and six months ended June 30, 2012, as compared to the same periods in 2011 is substantially the result of a loss of Intermediary business. We experienced a reduction in Intermediary revenue throughout 2011 and a significant decrease in revenue from Intermediaries in the fourth quarter due to revenue chargebacks to our customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result and we do not expect significant future revenue or growth in Intermediary business. Our future revenue and growth will come largely from Direct Advertisers, Self-Service Advertisers and other digital advertising models we may consider.

Publisher Solutions

Publisher Solutions revenues were lower in the three months ended June 30, 2012, compared to the same period in 2011 due to seasonal platform volume by one licensee combined with a reduction in a volume by another. Publisher Solutions revenues were higher in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to additions to licensees and higher transaction volumes in the first quarter of 2012 as compared to the first quarter of 2011.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of TAC which are amounts paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$2,019	56%	$3,044	46%	$(1,025)	(34%)
Other costs	351	10%	395	6%	(44)	(11%)
Total cost of revenue	$2,370	66%	$3,439	52%	$(1,069)	(31%)

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$3,870	51%	$7,303	49%	$(3,433)	(47%)
Other costs	715	9%	791	5%	(76)	(10%)
Total cost of revenue	$4,585	60%	$8,094	54%	$(3,509)	(43%)

TAC as a percent of associated revenue increased in the three and six months ended June 30, 2012, when compared to the three and six months ended June 30, 2011. This increase is due to higher TAC on Intermediary business in 2012 as compared to 2011.

Our other costs of revenue, which consist of network operating costs and credit card processing fees, decreased due to the decrease in revenue.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2012, as compared to the same period in 2011 increased by $0.4 million and decreased $0.1 million, respectively. Operating expense for the six months ended June 30, 2011, included a $0.9 million restructuring charge for a reduction in workforce in that period. Excluding the effect of that 2011 restructuring charge, operating expenses increased by $0.8 million in the first half a year of 2012, compared to the first half a year of 2011.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and six months ended June 30, 2012 and 2011, and were as follows (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$753	21%	$558	8%	$195	35%
Product development and technical operations	1,555	44%	1,550	24%	5	0%
General and administrative	1,264	35%	1,037	16%	227	22%
Total operating expenses	$3,572	100%	$3,145	48%	$427	14%

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,459	19%	$1,167	8%	$292	25%
Product development and technical operations	3,343	44%	3,144	21%	199	6%
General and administrative	2,725	36%	2,462	16%	263	11%
Restructuring charge	-	0%	889	6%	(889)	(100%)
Total operating expenses	$7,527	99%	$7,662	51%	$(135)	(2%)

Sales and Marketing

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition effort. The increase in sales and marketing expenses for the three and six months ended June 30, 2012, is primarily due to higher compensation related expense associated with increased headcount.

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

Product development and technical operations and capitalized software development costs for the three and six months ended June 30, 2012, and 2011, were as follows (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$1,889	53%	$1,671	26%	$218	13%
Capitalized software development costs	(334)	(9%)	(121)	(2%)	(213)	176%
Total product development and technical operations expense	$1,555	44%	$1,550	24%	$5	0%

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$3,968	52%	$3,407	23%	$561	16%
Capitalized software development costs	(625)	(8%)	(263)	(2%)	(362)	(138%)
Total product development and technical operations expense	$3,343	44%	$3,144	21%	$199	6%

The increase in product development and technical operations expense, net of capitalized software development costs for the three and six months ended June 30, 2012, is primarily due to increased travel and higher compensation expense related to higher headcount.

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

The increase in general and administrative expenses for the three and six months ended June 30, 2012, is primarily due to higher compensation expense related to higher headcount combined with higher bad debt expense for Intermediary accounts deemed uncollectable in the first quarter of 2012, as compared to the same period in 2011.

During the remainder of 2012, we plan to increase the workforce, primarily in research and development, sales and customer support which will result in comparatively higher operating expenses; however, this planned increase in headcount and associated expense will continue to be closely evaluated relative to operating margin.

Other Items

The tables below set forth other continuing operations data for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$21	0%	$24	0%	$(3)	(13%)
Interest expense	(9)	0%	(24)	0%	15	(63%)
Other income (expense), net	(3)	0%	333	5%	(336)	(101%)
Total non-operating income (expense), net	$9	0%	$333	5%	$(324)	(97%)

Income tax benefit	$-	0%	$-	0%	$-	0%

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$41	0%	$47	0%	$(6)	(13%)
Interest expense	(21)	0%	(53)	0%	32	(60%)
Other income (expense), net	(4)	0%	326	2%	(330)	(101%)
Total non-operating income (expense), net	$16	0%	$320	2%	$(304)	(95%)

Income tax benefit	$-	0%	$1	0%	$(1)	(100%)

Interest Income and Expense

Interest income, which includes income from our cash, cash equivalents and investments, decreased in the three and six months ended June 30, 2012 from three and six months ended June 30, 2011. The decrease was driven primarily by a shift in the portfolio to shorter term investments and average yields earned during the period.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. This decrease was primarily due to a reduction in capital lease obligations.

Other Income

In 2008, the Company established a settlement fund related to a class action lawsuit in which the Company was named as a defendant, Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc. (the “Fund”). In the second quarter of 2011, the Company determined that all settlements related to the Fund had been paid. The Fund was closed on June 30, 2011, and the Company recorded $0.3 million in non-operating income related to the closure. This amount is included in other income for the three and six months ended June 30, 2011.

Income Tax Expense

Due to our utilizable net operating losses, our income tax expense in the U.S. consists of minimum state taxes. We do not anticipate any tax expense in Canada in 2012.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net cash used in operating activities	$(3,204)	$(5)	$(3,199)
Net cash used in investing activities	(2,912)	(10,382)	7,470
Net cash used in financing activities	(335)	(504)	169
Effect of exchange rate changes on cash and cash equivalents	7	-	7
Decrease in cash and cash equivalents	$(6,444)	$(10,891)	$4,447

Cash, cash equivalents and short-term investment balances were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011	Change
Cash and cash equivalents	$11,506	$17,950	$(6,444)
Short-term investments	8,694	6,809	1,885
Total	$20,200	$24,759	$(4,559)
% of total assets	80%	82%
Total assets	$25,300	$30,112

At June 30, 2012, we had $20.2 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $4.6 million to $20.2 million at June 30, 2012, from $24.8 million at December 31, 2011, primarily due to operating losses, the use of capital to acquire equipment, principal payments on capital leases, and decreased accounts payable.

Our primary source of liquidity is our cash, cash equivalents, and short-term investments. Our current primary use of cash is to fund operating losses, investment in software development, and financing obligations.  We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, responding to PEEK’s unsolicited tender offer may require LookSmart to incur significant additional costs. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the six months ended June 30, 2012, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2012 was $3.2 million and consisted of a net loss of $4.5 million, adjustments for non-cash items of $1.5 million and cash used by working capital and other activities of $0.2 million. Adjustments for non-cash items primarily consisted of $1.1 million of depreciation and amortization expense on property and equipment and internally developed software, $0.3 million bad debt expense and $0.1 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $0.1 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $0.2 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Cash used in operating activities in the six months ended June 30, 2011, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2011 was $5 thousand and consisted of a net loss of $0.4 million, adjustments for non-cash items of $1.3 million and cash used by working capital and other activities of $0.9 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization expense on property and equipment and internally developed software and $0.2 million of share-based compensation expense, net of the $0.3 million gain on closure of settlement fund. In addition, changes in working capital activities primarily consisted, of a $2.3 million decrease in accounts payable and accrued liabilities partially offset by a net decrease of $1.0 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and lower operating expenses. The decrease in accounts receivables is primarily attributed to the decrease in revenue and improvement in collections.

Investing Activities

Cash used in investing activities in the first half of 2012 of $2.9 million was primarily attributed to $1.9 million net purchase of investments. Capital expenditures in the first half of 2012 consisted of $0.4 million for equipment acquired during the period and an investment of $0.6 million in internally developed software related to our AdCenter platform technology.

Cash used in investing activities in the first half of 2011 of $10.4 million was primarily attributed to $10.0 million net purchase of investments. Capital expenditures in the first half of 2011 consisted of $0.3 million for equipment acquired during the period and an investment of $0.2 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the first half of 2012 of $0.3 million is primarily attributed to scheduled capital lease payments.

Cash used in financing activities in the first half of 2011 of $0.5 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at June 30, 2012, related to security of our corporate office lease.

We have a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of June 30, 2012, our outstanding balance was $0.3 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of June 30, 2012, and December 31, 2011 we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the six months ended June 30, 2012.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

Our securities may be delisted

The NASDAQ Stock Market (“NASDAQ”) requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On June 1, 2012, we received from NASDAQ a deficiency notice letter indicating that for 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ. In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until November 28, 2012, to regain compliance. If at any time before November 28, 2012 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, NASDAQ will provide written notification that we have achieved compliance. If we do not regain compliance by November 28, 2012, then we may apply to transfer our securities to The NASDAQ Capital Market and may obtain additional time in which to regain compliance with the minimum bid price rule.  If NASDAQ concludes that we will not be able to cure the deficiency, or if we do not submit a transfer application, NASDAQ would provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel. At our 2012 Annual Meeting of Stockholders, our stockholders rejected a reverse stock split proposal to address the minimum closing bid price deficiency; therefore, we may not be able to regain compliance with the minimum closing bid price rule before the required deadline.

In addition, we need to have at least 300 public holders to remain listed on the Nasdaq Capital Market and at least 400 public holders to remain listed on the Nasdaq Global Market.  As a result of the unsolicited tender offer, the number of our record and beneficial holders may drop below the NASDAQ requirement.  No assurance can be given that we will remain in compliance with other NASDAQ Stock Market’s continued listing requirements. If delisting were to occur, our securities will not enjoy the same liquidity as shares that are traded on the NASDAQ Stock Market or a national U.S. securities exchange and investors may find that it is more difficult to obtain accurate and timely quotations. As a result, the price of our securities would likely decline.

PEEK Investments unsolicited takeover attempt

PEEK Investments unsolicited takeover attempt may require us to incur significant additional costs and may result in distraction of management. The unsolicited tender offer by PEEK and those persons acting in concert with PEEK, which our Board has recommended against, presents substantial distraction of management from daily operations, has impacted the Company’s recruiting efforts due to potential uncertainties regarding the Company’s ownership structure, and is causing the Company to incur significant costs with respect to responding thereto.  Additionally, it is possible that the uncertainties regarding the Company’s future ownership and strategy, if ownership were to change, could impact customer decisions to do business with the Company.  These effects may adversely impact our business and results of operations.

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

Dated: August 9, 2012

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

10.85++
Employment Offer Letter between the Registrant and its Chief Revenue Officer Christopher O’Hara dated May 21, 2012 (Filed with the Company’s Current Report on Form 8—K filed with the SEC on May 31, 2012).

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