Form 10-Q
period 2012-09-30
LOOKSMART LTD
filed 2012-11-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .

Commission File Number: 000-26357

LOOKSMART, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, Suite 324
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

As of November 13, 2012 there were 17,305,828 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,506	$17,950
Short-term investments	11,118	6,809
Total cash, cash equivalents and short-term investments	17,624	24,759
Trade accounts receivable, net	2,018	1,588
Prepaid expenses and other current assets	571	604
Total current assets	20,213	26,951
Property and equipment, net	1,179	1,941
Capitalized software and other assets, net	1,784	1,220
Total assets	$23,176	$30,112
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,909	$1,682
Accrued liabilities	1,207	895
Deferred revenue and customer deposits	1,125	1,143
Current portion of capital lease obligations	208	515
Total current liabilities	4,449	4,235
Capital lease and other obligations, net of current portion	150	296
Total liabilities	4,599	4,531
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at September 30, 2012 and December 31, 2011; Issued and Outstanding: none at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,306 shares and 17,288 shares at September 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	262,402	262,201
Accumulated other comprehensive loss	(32)	(24)
Accumulated deficit	(243,776)	(236,613)
Treasury stock at cost: 40 shares at September 30, 2012	(34)	-
Total stockholders' equity	18,577	25,581
Total liabilities and stockholders' equity	$23,176	$30,112

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$3,915	$7,356	$11,502	$22,350
Cost of revenue	2,564	4,187	7,149	12,281
Gross profit	1,351	3,169	4,353	10,069
Operating expenses:
Sales and marketing	682	565	2,141	1,732
Product development and technical operations	1,437	1,767	4,780	4,911
General and administrative	1,743	1,066	4,468	3,528
Restructuring charge	159	-	159	889
Total operating expenses	4,021	3,398	11,548	11,060
Loss from operations	(2,670)	(229)	(7,195)	(991)
Non-operating income (expense), net
Interest income	23	21	64	68
Interest expense	(7)	(11)	(28)	(64)
Other income (expense), net	-	(1)	(4)	325
Loss from operations before income taxes	(2,654)	(220)	(7,163)	(662)
Income tax expense	-	(4)	-	(3)
Net loss	$(2,654)	$(224)	$(7,163)	$(665)
Net loss per share - Basic and Diluted	$(0.15)	$(0.01)	$(0.41)	$(0.04)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,306	17,284	17,306	17,265

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,654)	$(224)	$(7,163)	$(665)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(5)	(34)	(5)
Unrealized gain (loss) on investments	(1)	(50)	26	(35)
Change in accumulated other comprehensive loss	(13)	(55)	(8)	(40)
Comprehensive loss	$(2,667)	$(279)	$(7,171)	$(705)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,163)	$(665)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,568	2,039
Provision for doubtful accounts	293	36
Share-based compensation	170	263
Other non-cash charges	57	69
Deferred rent	(5)	(8)
Restructuring charge	159	-
Gain on closure of settlement fund	-	(339)
Changes in operating assets and liabilities:
Trade accounts receivable	(723)	96
Prepaid expenses and other current assets	(75)	(71)
Trade accounts payable	205	(639)
Accrued liabilities	312	(628)
Deferred revenue and customer deposits	(18)	(2)
Net cash provided by (used in) operating activities	(5,220)	151
Cash flows from investing activities:
Purchase of investments	(15,560)	(16,672)
Proceeds from sale of investments	11,220	11,793
Payments for property, equipment, and capitalized software	(1,387)	(738)
Proceeds from contingent purchase consideration of certain consumer assets	-	91
Net cash used in investing activities	(5,727)	(5,526)
Cash flows from financing activities:
Principal payments of capital lease obligations	(448)	(873)
Proceeds from issuance of common stock	19	75
Payments for repurchase of common stock	(34)	-
Net cash used in financing activities	(463)	(798)
Effect of exchange rate changes on cash and cash equivalents	(34)	(5)
Decrease in cash and cash equivalents	(11,444)	(6,178)
Cash and cash equivalents, beginning of period	17,950	22,119
Cash and cash equivalents, end of period	$6,506	$15,941
Supplemental disclosure of noncash activities:
Change in unrealized gain (loss) on investments	$26	$(35)
Share-based compensation capitalized as software development costs	$12	$19
Change in deferred lease incentive	$178	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is a digital advertising solutions company that provides relevant solutions for search and display advertising. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart provides advertisers with search marketing and display advertising solutions, and offers publishers the ability to monetize their inventory through our search network:

Search Advertisers: LookSmart search marketing network acquires queries from a large variety of sources and matches them with the keywords of our advertising customers. Our search advertising customers are generally of three types; Intermediaries, Direct Advertisers and Self-Service Advertisers. Intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers. Direct Advertisers and their agencies purchase clicks with the assistance of LookSmart account managers to achieve conversions or sales from the clicks or to obtain unique page views. Self-Service Advertisers are small Direct Advertisers that sign-up online, pay by credit card and manage their account with minimal LookSmart account management assistance. LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including Intermediaries and direct advertising customers and their agencies as well as self-service customers, in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

Display Advertisers: LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilizes DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

For Publishers: LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2012 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(“Annual Report”). The Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended September 30, 2012 is not necessarily indicative of results to be expected for the full year.

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

Revenue Recognition

Our online search advertising revenue is composed of per-click fees that we charge customers and profit sharing with Intermediaries. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. Profit sharing is generally a 50%/50% equal sharing of profits with Intermediaries based on affiliate network revenue less traffic acquisition costs. Revenue also includes revenue from licensing of private-labeled versions of our AdCenter Platform.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. We had no revenue reserves at September 30, 2012. We had $0.3 million in revenue reserves at December 31, 2011.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis to determine whether a provision or reversal is required. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. The Company will record an increase or reduction of its allowance for doubtful accounts if collection rates or economic conditions are more or less favorable than it anticipated. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively. Bad debt allowance included in general and administrative expense was not significant and $0.3 million for three and nine months ended September 30, 2012, respectively. Bad debt allowance included in general and administrative expense was not significant for both the three and nine months ended September 30, 2011.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2012 and December 31, 2011, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of gross accounts receivable:

	September 30, 2012	December 31, 2011
Company 1	33%	**
Company 2	12%	20%
Company 3	**	12%

**	Less than 10%

Revenue and Cost Concentrations

The following table reflects countries that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	53%	73%	55%	70%
Europe, Middle East and Africa	36%	16%	39%	22%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Advertiser Networks	94%	96%	92%	96%
Publisher Solutions	6%	4%	8%	4%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Company 1	27%	**	23%	**
Company 2	**	14%	**	11%
Company 3	**	12%	**	12%

**	Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of TAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distribution Partner 1	37%	**	27%	**
Distribution Partner 2	10%	**	**	**
Distribution Partner 3	**	**	10%	**

**	Less than 10%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years

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

The Company tested its long-lived assets used in operations for impairment as of September 30, 2012, and determined there was no impairment. As a result of the San Francisco office lease abandonment the Leasehold Improvements were no longer in use and as such were written off in the amount of $0.2 million in the third quarter of 2012 (see Note 3 for more information).

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all awards granted, including stock option grants, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. The Company estimates the fair value of option awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Unaudited Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three and nine months ended September 30, 2012 were $0.1 million and $0.2 million, respectively, and $0.1 million and $0.3 million for three and nine months ended September 30, 2011, respectively, which was related to stock option grants and employee stock purchases.

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

Comprehensive Loss

Other comprehensive income (loss) as of September 30, 2012 and December 31, 2011, consists of unrealized gains (losses) on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

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

As of September 30, 2012 and December 31, 2011, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is required to adopt this standard as of October 1, 2012; early adoption is permitted.  Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September 30, 2012, and December 31, 2011 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30,	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$1,016	$7,205
Cash equivalents
Money market mutual funds	140	1,045
Certificates of deposit	1,500	3,100
Commercial paper	3,850	6,600
Total cash equivalents	5,490	10,745
Total cash and cash equivalents	6,506	17,950
Short-term investments:
Corporate bonds	2,520	2,031
Certificates of deposit	3,402	3,278
Commercial paper	5,196	1,500
Total short-term investments	11,118	6,809
Total cash, and cash equivalents, and short-term investments	$17,624	$24,759

Realized gains and losses were not significant for either of the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, and December 31, 2011, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2012, and December 31, 2011, were less than one year.

The Company typically invests in highly-rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	Property and Equipment

Property and equipment consist of the following at September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,852	$(8,940)	$912	$9,751	$(8,002)	$1,749
Furniture and fixtures	167	(76)	91	75	(62)	13
Software	1,452	(1,283)	169	1,241	(1,229)	12
Leasehold improvements	28	(21)	7	308	(141)	167
Total	$11,499	$(10,320)	$1,179	$11,375	$(9,434)	$1,941

Depreciation expense on property and equipment for the three and nine months ended September 30, 2012, including property and equipment under capital lease, was $0.3 million and $1.1 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September 30, 2011, including property and equipment under capital lease, was $0.4 million and $1.3 million, respectively. Equipment under capital lease totaled $0.9 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively. Depreciation expense on equipment under capital lease was $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and was $0.2 million and $0.8 million for the three and nine months ended September 30, 2011, respectively. Additionally, accumulated depreciation on equipment under capital lease was $0.7 million and $2.5 million as of September 30, 2012, and December 31, 2011, respectively. As a result of the San Francisco office lease abandonment the Leasehold Improvements were no longer in use and as such were written off in the amount of $0.2 million in the third quarter of 2012 (see Note 3 for more information).

4.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$7,144	$(5,503)	$1,641	$6,688	$(5,503)	$1,185
Amortizable purchased technology	78	(78)	-	78	(78)	-
Other assets	47	-	47	35	-	35
Deferred lease incentive	96	-	96	-	-	-
	$7,365	$(5,581)	$1,784	$6,801	$(5,581)	$1,220

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with, and who devote time to, developing the internal-use computer software and is amortized over three years. In the three and nine months ended September 30, 2012, $0.3 million and $1.0 million, respectively, were added to active projects, as compared to $0.1 million and $0.2 million for the same periods in 2011, respectively. The Company had capitalized costs of $1.4 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively, related to projects not yet placed into service. Amortization expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, and was $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.

Fully amortized capitalized software of $0.5 million was determined to be obsolete and was written off in March 2012.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Accrued distribution and partner costs	$825	$409
Accrued compensation and related expenses	243	137
Accrued professional service fees	139	257
Other	-	92
Total accrued liabilities	$1,207	$895

6.	Restructuring Charges

The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters during the three months ended September 30, 2012. During the nine months ended September 30, 2011, the Company paid $0.9 million in pre-tax restructuring charges associated with the termination of employees. All restructuring charges have been classified as such on the Unaudited Consolidated Statement of Operations. The Company had no accrued restructuring charges at September 30, 2012 or December 31, 2011.

7.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September 30, 2012, and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Capital lease obligations	$208	$657
Deferred rent	150	154
Total capital lease and other obligations	358	811
Less: current portion of capital lease obligations	(208)	(515)
Capital lease and other obligations, net of current portion	$150	$296

Capital Lease Obligations

In April 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of September 30, 2012, and December 31, 2011.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September 30, 2012, and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8.	Commitments and Contingencies

As of September 30, 2012, future minimum payments under all capital and operating leases are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Three months ending December 31, 2012	$101	$43	$144
Years ending December 31,
2013	111	41	152
2014	-	15	15
2015	-	81	81
Total minimum payments	212	$180	$392
Less amount representing interest	(4)
Present value of net minimum payments	208
Less: current portion	(208)
Long-term portion of capital lease obligations	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Accordingly, beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California.

The Company leases a sales office in New York, New York on a month to month basis.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Letters of Credit

As of September 30, 2012, and December 31, 2011, the Company has an outstanding SBLC related to the security of a building lease for $0.2 million. The SBLC contains two financial covenants, with which the Company was in compliance as of September 30, 2012.

The agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September 30, 2012, and December 31, 2011, the Company was not in default on either agreement with CNB. For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods and a non-cancelable contractual obligation relating to IT data center operations as of September 30, 2012, and December 31, 2011.

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

Unsolicited Tender Offer

In July 2012, PEEK Investments, Inc. (“PEEK”) and other persons acting in concert with PEEK made an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company. As extended, the tender offer is scheduled to expire on November 30, 2012.

As more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on August 2, 2012, as amended, in response to the offer, the Company’s Board of Directors unanimously recommended that the Company’s stockholders reject the offer and not tender their shares to PEEK for purchase. The Company is currently engaged in discussion with PEEK with respect to possible board representation rights and related agreements and transactions. However, the Company cannot guarantee that the negotiations will result in any agreement between the Company and PEEK.  Responding to PEEK’s unsolicited tender offer resulted in the Company incurring significant additional legal and other advisory costs with respect to the tender offer and the Company may incur additional such expenses in the future.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares issued or reserved for issuance under the Plans was 4.1 million and 4.3 million shares of common stock as of September 30, 2012 and December 31, 2011, respectively. There were 1.7 million shares available to be granted under the 2007 Plan at September 30, 2012.

Share-based compensation expense recorded during three and nine months ended September 30, 2012, and 2011 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales and marketing	$6	$10	$23	$12
Product development and technical operations	13	47	41	131
General and administrative	29	41	106	120
Total share-based compensation expense	48	98	170	263
Amounts capitalized as software development costs	8	3	12	19
Total share-based compensation	$56	$101	$182	$282

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2012 was $0.6 million and is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair value of equity awards vested during the three and nine months ended September 30, 2012 was $0.1 million, and $0.2 million, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively.

Option Awards

Stock option activity under the Plans during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2011	2,662	$2.76
Granted	207	1.26
Exercised	(2)	1.39
Expired/forfeited	(235)	2.50
Options outstanding at March 31, 2012	2,632	2.64
Granted	213	0.83
Exercised	-	-
Expired/forfeited	(565)	2.61
Options outstanding at June 30, 2012	2,280	2.47
Granted	107	0.91
Exercised	-	-
Expired/forfeited	(104)	1.84
Options outstanding at September 30, 2012	2,283	$2.43	4.52	$-
Vested and expected to vest at September 30, 2012	2,035	$2.58	4.30	$-
Exercisable at September 30, 2012	1,353	$3.21	3.50	$-

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

The following table summarizes information about stock options outstanding at September 30, 2012:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.19	473	6.01	$0.94	101	$1.06
1.23	-	1.86	1,106	4.90	1.53	562	1.51
1.88	-	2.83	175	3.84	2.52	161	2.58
2.91	-	4.45	366	3.21	3.51	366	3.51
4.46	-	7.35	54	2.30	5.37	54	5.37
7.75	-	20.55	109	0.74	13.43	109	13.43
			2,283	4.52	2.43	1,353	3.21

Stock Awards

The Company did not issue restricted stock during the three and nine months ended September 30, 2012 and 2011.The Company recorded no share-based compensation for stock awards for each of the three and nine months ended September 30, 2012 and 2011.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders. Under the 2009 ESPP, the Company is authorized to issue up to 500 thousand shares of Common Stock to employees of the Company. Under the 2009 ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Each offering period is 6 months and consists of one purchase period. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense under the 2009 ESPP was insignificant for each of the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, 82 thousand shares have been issued under the 2009 ESPP.

Share-Based Compensation Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee, consultant and director stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility	62.6%	64.8%	62.6%	67.0%
Risk-free interest rate	0.61%	1.14%	0.74%	1.43%
Expected term (years)	4.48	4.48	4.40	4.12
Expected dividend yield	-	-	-	-
Weighted average grant date fair value	$0.45	$0.76	$0.51	$0.88

As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three months ended September 30, 2012, and 2 thousand options exercised in nine months ended September 30, 2012. There were 7 thousand and 42 thousand options exercised in the three and nine months ended September 30, 2011, respectively. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Stockholder Rights Agreement

On August 23, 2012 the Company adopted a Stockholders Rights Agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles stockholders to buy a unit representing one one-thousandth of a share of Series A Participating Preferred Stock of the Company for $5.00. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable upon payment of the exercise price.. Each one one-thousandth of a Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions designed to make it the economic equivalent of one share of the Company’s common stock.

Share Repurchases

In May 2012 the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company's common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization. From May 31, 2012 through September 30, 2012, the Company repurchased approximately 40 thousand shares of its common stock under the share repurchase program announced in May 2012 at an average price of $0.84 per share for a total of 34 thousand dollars.

10.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2012, and December 31, 2011 were as follows (in thousands):

	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$140	$140	$-	$-
Certificates of deposit	1,500	-	1,500	-
Commercial paper	3,850	-	3,850	-
Total cash equivalents	5,490	140	5,350	-
Short-term investments:
Certificates of deposit	3,402	-	3,402	-
Corporate bonds	2,520	-	2,520	-
Commercial paper	5,196	-	5,196	-
Total short-term investments	11,118	-	11,118	-

Total financial assets measured at fair value	$16,608	$140	$16,468	$-

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,045	$1,045	$-	$-
Certificates of deposit	3,100	-	3,100	-
Commercial paper	6,600	-	6,600	-
Total cash equivalents	10,745	1,045	9,700	-
Short-term investments:
Certificates of deposit	3,278	-	3,278	-
Corporate bonds	2,031	-	2,031	-
Commercial paper	1,500	-	1,500	-
Total short-term investments	6,809	-	6,809	-

Total financial assets measured at fair value	$17,554	$1,045	$16,509	$-

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2012 and December 31, 2011, the Company did not adjust prices received from the pricing service.

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

In each of the three and nine months ended September 30, 2012 and 2011, Dr. Jean-Yves Dexmier was paid fees totaling $0.1 million and $0.4 million, respectively, in connection with his services as the Company’s Chief Executive Officer and Board member.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, additional expenses to be incurred in connection with the unsolicited tender offer by PEEK, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, that we may be unable to remain listed on the NASDAQ Stock Market, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there had been no material changes to our critical accounting policies and estimates.

Business Overview

LookSmart, Ltd. (“LookSmart” or the “Company”) is a digital advertising solutions company that provides relevant solutions for search and display advertising. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart provides advertisers with search marketing and display advertising solutions, and offers publishers the ability to monetize their inventory through our search network:

Search Advertisers: LookSmart search marketing network acquires queries from a large variety of sources and matches them with the keywords of our advertising customers. Our search advertising customers are generally of three types; Intermediaries, Direct Advertisers and Self-Service Advertisers. Intermediaries purchase clicks to sell into the affiliate networks of the large search engine providers. Direct Advertisers and their agencies purchase clicks with the assistance of LookSmart account managers to achieve conversions or sales from the clicks or to obtain unique page views. Self-Service Advertisers are small Direct Advertisers that sign-up online, pay by credit card and manage their account with minimal LookSmart account management assistance. LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including Intermediaries and direct advertising customers and their agencies as well as self-service customers, in the United States and certain other countries. The Company’s application programming interface (“API”) allows search advertising customers and their advertising agencies to connect any type of marketing or reporting software with minimal effort, for easier access, management, and optimization of search advertising campaigns.

Display Advertisers: LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilizes DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

For Publishers: LookSmart also offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

In 2011, revenue from Intermediaries decreased significantly. The decrease was primarily driven by a revenue decrease throughout the year, including a significant decrease in the fourth quarter of 2011 due to revenue chargebacks to our Intermediary customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We ceased business with several Intermediaries as a result; however beginning in the second quarter of 2012, our Intermediary business and associated revenue began to increase. Intermediary revenue has increased to the point that it is currently the largest component of our overall revenue. We expect Intermediary revenue will continue to be the largest component of our revenue for the foreseeable future.

Unsolicited Tender Offer

In July 2012, PEEK and other persons acting in concert with PEEK made an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of our common stock. As extended, the tender offer is scheduled to expire on November 30, 2012.

As more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on August 2, 2012, as amended, in response to the offer, the Company’s Board of Directors unanimously recommended that the Company’s stockholders reject the offer and not tender their shares to PEEK for purchase. We are currently engaged in discussion with PEEK with respect to possible board representation rights and related agreements and transactions. However, the Company cannot guarantee that the negotiations will result in any agreement between the Company and PEEK. Responding to PEEK’s unsolicited tender offer resulted in the Company incurring significant additional legal and other advisory costs with respect to the tender offer and the Company may incur additional such expenses in the future. In relation to the tender offer, we have recorded $0.6 million in expenses during the three months ended September 30, 2012, consisting primarily of legal, advisory, and other professional services fees.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2012 and 2011

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$3,915	100.0%	$7,356	100.0%	$(3,441)	(47%)
Cost of revenue	2,564	65.5%	4,187	56.9%	(1,623)	(39%)
Gross profit	1,351	34.5%	3,169	43.1%	(1,818)	(57%)
Operating expenses:
Sales and marketing	682	17.4%	565	7.7%	117	21%
Product development and technical operations	1,437	36.7%	1,767	24.0%	(330)	(19%)
General and administrative	1,743	44.5%	1,066	14.5%	677	64%
Restructuring charge	159	4.1%	-	0.0%	159	100%
Total operating expenses	4,021	102.7%	3,398	46.2%	623	18%
Loss from operations	(2,670)	(68.2%)	(229)	(3.1%)	(2,441)	1066%
Non-operating income, net	16	0.4%	9	0.1%	7	78%
Loss from continuing operations before income taxes	(2,654)	(67.8%)	(220)	(3.0%)	(2,434)	1106%
Income tax expense	-	-	(4)	(0.1%)	4	100%
Net loss	$(2,654)	(67.8%)	$(224)	(3.1%)	$(2,430)	1085%

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$11,502	100.0%	$22,350	100.0%	$(10,848)	(49%)
Cost of revenue	7,149	62.2%	12,281	54.9%	(5,132)	(42%)
Gross profit	4,353	37.8%	10,069	45.1%	(5,716)	(57%)
Operating expenses:
Sales and marketing	2,141	18.6%	1,732	7.7%	409	24%
Product development and technical operations	4,780	42%	4,911	22.0%	(131)	(3%)
General and administrative	4,468	38.8%	3,528	15.8%	940	27%
Restructuring charge	159	1%	889	4.0%	(730)	(82%)
Total operating expenses	11,548	100.4%	11,060	49.5%	488	4%
Loss from operations	(7,195)	(62.6%)	(991)	(4.4%)	(6,204)	626%
Non-operating income, net	32	0.3%	329	1.5%	(297)	(90%)
Loss from continuing operations before income taxes	(7,163)	(62.3%)	(662)	(2.9%)	(6,501)	982%
Income tax expense	-	-	(3)	-	3	(100%)
Net loss	$(7,163)	(62.3%)	$(665)	(2.9%)	$(6,498)	977%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2012, and 2011, were as follows (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,676	94%	$7,043	96%	$(3,367)	(48%)
Publisher Solutions	239	6%	313	4%	(74)	(24%)
Total revenue	$3,915	100%	$7,356	100%	$(3,441)	(47%)

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$10,626	92%	$21,504	96%	$(10,878)	(51%)
Publisher Solutions	876	8%	846	4%	30	4%
Total revenue	$11,502	100%	$22,350	100%	$(10,848)	(49%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months and nine months ended September 30, 2012, as compared to the same periods in 2011 is the result of a reduction in revenues from Intermediaries, Direct Advertisers and Self Service Advertisers. We experienced a large reduction in Intermediary revenue throughout 2011 and a significant decrease in revenue from Intermediaries in the fourth quarter of 2011due to revenue chargebacks to our customers by large search engine providers. This had a severe impact to Intermediary business models and consequently the business they conduct with us. We have ceased business with several Intermediaries as a result; however, beginning in the second quarter of 2012, our Intermediary business and associated revenue began to increase. Intermediary revenue has increased to the point that it is currently the largest component of our overall revenue, although our overall revenue for Advertisers Networks has continued to decrease. We expect Intermediary revenue will continue to be the largest component of our revenue for the foreseeable future.

Publisher Solutions

Publisher Solutions revenues were lower in the three months ended September 30, 2012, compared to the same period in 2011 due to volume reductions by licensees. Publisher Solutions revenues were higher in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to additions to licensees and higher transaction volumes in the first quarter of 2012 as compared to the first quarter of 2011.

Cost of Revenue and Gross Margin

Cost of revenue, consisting of TAC which are amounts paid to our distribution network partners, connectivity costs, hosting expenses, commissions paid to advertising agencies, and credit card fees were as follows for the three and nine months ended September 30, 2012, and 2011 (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$2,196	56%	$3,803	52%	$(1,607)	(42%)
Other costs	368	9%	384	5%	(16)	(4%)
Total cost of revenue	$2,564	65%	$4,187	57%	$(1,623)	(39%)

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$6,066	53%	$11,106	50%	$(5,040)	(45%)
Other costs	1,083	9%	1,175	5%	(92)	(8%)
Total cost of revenue	$7,149	62%	$12,281	55%	$(5,132)	(42%)

TAC as a percent of Advertisers Network revenue increased in the three and nine months ended September 30, 2012, when compared to the three and nine months ended September 30, 2011. This increase is due to higher TAC on Intermediary business in 2012 as compared to 2011.

Our other costs of revenue, which consist of network operating costs and credit card processing fees, decreased due to the decrease in revenue.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012, as compared to the same period in 2011, increased by $0.6 million and $0.5 million, respectively. Operating expense for the three months ended September 30, 2012 included $0.6 million related to the unsolicited tender offer by PEEK and a $0.2 million restructuring charge for the sublease of the San Francisco headquarters. Operating expense for the nine months ended September 30, 2011, included a $0.9 million restructuring charge for a reduction in workforce in that period. Excluding the effect of those tender offer and restructuring charges, operating expenses decreased by $0.1 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and increased by $0.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Responding to PEEK’s unsolicited tender offer resulted in the Company incurring significant additional legal and other advisory costs with respect to the tender offer and the Company may incur additional such expenses in the future. In relation to the PEEK tender offer, we have recorded $0.6 million in expenses during the three months ended September 30, 2012, consisting primarily of legal, advisory, and other professional services fees. Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and nine months ended September 30, 2012, and 2011, and were as follows (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$682	17%	$565	8%	$117	21%
Product development and technical operations	1,437	37%	1,767	24%	(330)	(19%)
General and administrative	1,743	45%	1,066	14%	677	64%
Restructuring charge	159	4%	-	0%	159	100%
Total operating expenses	$4,021	103%	$3,398	46%	$623	18%

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$2,141	19%	$1,732	7%	$409	24%
Product development and technical operations	4,780	41%	4,911	22%	(131)	(3%)
General and administrative	4,468	39%	3,528	16%	940	27%
Restructuring charge	159	1%	889	4%	(730)	(82%)
Total operating expenses	$11,548	100%	$11,060	49%	$488	4%

Sales and Marketing

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition effort. The increase in sales and marketing expenses for the three and nine months ended September 30, 2012, is primarily due to higher compensation related expense associated with increased headcount.

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

Product development and technical operations and capitalized software development costs for the three and nine months ended September 30, 2012, and 2011, were as follows (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$1,775	45%	$1,853	25%	$(78)	(4%)
Capitalized software development costs	(338)	(8%)	(86)	(1%)	(252)	293%
Total product development and technical operations expense	$1,437	37%	$1,767	24%	$(330)	(19%)

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$5,743	50%	$5,260	24%	$483	9%
Capitalized software development costs	(963)	(8%)	(349)	(2%)	(614)	(176%)
Total product development and technical operations expense	$4,780	42%	$4,911	22%	$(131)	(3%)

The decrease in product development and technical operations expense, net of capitalized software development costs for the three and nine months ended September 30, 2012, is primarily due to decreased travel costs.

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

The increase in general and administrative expenses for the three and nine months ended September 30, 2012, is primarily due to costs of $0.6 million related to the unsolicited tender offer by PEEK and a $0.2 million restructuring charge for the sublease of the San Francisco headquarters.

Restructuring Charges

The Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters in the three and nine months ended September 30, 2012. The Company had $0.9 million in restructuring costs associated with the reduction of its headcount in the nine months ended September 30, 2011.

Other Items

The tables below set forth other continuing operations data for the three and nine months ended September 30, 2012, and 2011 (in thousands):

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$23	0%	$21	0%	$2	10%
Interest expense	(7)	0%	(11)	0%	4	(36%)
Other income (expense), net	-	0%	(1)	0%	1	(100%)
Total non-operating income (expense), net	$16	0%	$9	0%	$7	78%

Income tax expense	$-	0%	$(4)	0%	$4	100%

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$64	0%	$68	0%	$(4)	(6%)
Interest expense	(28)	0%	(64)	0%	36	(56%)
Other income (expense), net	(4)	0%	325	1%	(329)	(101%)
Total non-operating income (expense), net	$32	0%	$329	1%	$(297)	(90%)

Income tax expense	$-	0%	$(3)	0%	$3	(100%)

Interest Income and Expense

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011. This decrease was primarily due to a reduction in capital lease obligations.

Other Income (Expense), Net

In 2008, the Company established a settlement fund related to a class action lawsuit in which the Company was named as a defendant, Lane’s Gifts and Collectibles, L.L.C., v. Yahoo! Inc. (the “Fund”). In the second quarter of 2011, the Company determined that all settlements related to the Fund had been paid. The Fund was closed on June 30, 2011, and the Company recorded $0.3 million in non-operating income (expense), net related to the closure. This amount is included in other income (expense), net for the three and nine months ended September 30, 2011.

Income Tax Expense

Due to our utilizable net operating losses, our income tax expense in the U.S. consists of minimum state taxes. We do not anticipate any tax expense in Canada in 2012.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the nine months ended September 30, 2012, and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(5,220)	$151	$(5,371)
Net cash used in investing activities	(5,727)	(5,526)	(201)
Net cash used in financing activities	(463)	(798)	335
Effect of exchange rate changes on cash and cash equivalents	(34)	(5)	(29)
Decrease in cash and cash equivalents	$(11,444)	$(6,178)	$(5,266)

Cash, cash equivalents and short-term investment balances were as follows as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011	Change
Cash and cash equivalents	$6,506	$17,950	$(11,444)
Short-term investments	11,118	6,809	4,309
Total	$17,624	$24,759	$(7,135)
% of total assets	76%	82%
Total assets	$23,176	$30,112

At September 30, 2012, we had $17.6 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $7.2 million to $17.6 million at September 30, 2012, from $24.8 million at December 31, 2011, primarily due to operating losses, the use of capital to acquire equipment, principal payments on capital leases, and decreased accounts payable.

Our primary source of liquidity is our cash, cash equivalents, and short-term investments. Our current primary use of cash is to fund operating losses, investment in software development, and financing obligations.  We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. In addition, our liquidity could be negatively affected if we are in default under our credit facilities and are required to pay the lenders cash in an amount equal to the capital lease balance, or are required to identify restricted cash equal to the capital lease balance, plus an outstanding standby letter of credit. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, continuing to respond to PEEK’s unsolicited tender offer may require LookSmart to incur significant additional costs and could have an adverse effect on the Company’s operations. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2012, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first nine months of 2012 was $5.2 million and consisted of a net loss of $7.2 million, adjustments for non-cash items of $2.2 million and cash used by working capital and other activities of $0.3 million. Adjustments for non-cash items primarily consisted of $1.6 million of depreciation and amortization expense on property and equipment and internally developed software, $0.3 million bad debt expense and $0.2 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $0.5 million net increase in accounts payable and accrued liabilities, combined with an increase  of $0.7 million in accounts receivable. The increase in accounts payable and accrued liabilities was primarily due to increased TAC and operating expenses. The increase in accounts receivable is primarily attributed to an increase in invoiced customer revenue.

Cash provided by operating activities in the nine months ended September 30, 2011, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash provided by operations in the first nine months of 2011 was $151 thousand and consisted of a net loss of $0.7 million, adjustments for non-cash items of $2.0 million and cash used by working capital and other activities of $1.2 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization expense on property and equipment and internally developed software and $0.3 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.3 million decrease in accounts payable and accrued liabilities partially offset by a net decrease of $0.1 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and lower operating expenses. The decrease in accounts receivables is primarily attributed to the decrease in revenue and improvement in collections.

Investing Activities

Cash used in investing activities in the first nine months of 2012 of $5.7 million was primarily attributed to $4.3 million net purchase of investments. Capital expenditures in the first nine months of 2012 consisted of $0.4 million for equipment acquired during the period and an investment of $1.0 million in internally developed software related to our AdCenter platform technology.

Cash used in investing activities in the first nine months of 2011 of $5.5 million was primarily attributed to $4.9 million net purchase of investments. Capital expenditures in the first nine months of 2011 consisted of $0.4 million for equipment acquired during the period and an investment of $0.3 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the first nine months of 2012 of $0.5 million is primarily attributed to scheduled capital lease payments.

Cash used in financing activities in the first nine months of 2011 of $0.8 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at September 30, 2012, related to security of our corporate office lease.

We have a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of September 30, 2012, our outstanding balance was $0.2 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September 30, 2012, and December 31, 2011 we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the nine months ended September 30, 2012.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Stockholder Rights Plan, provisions of Delaware corporate law and provisions of our charter and bylaws may discourage a takeover attempt, which could adversely affect the value of our Common Stock

Our board of directors has adopted a Stockholder Rights Plan, which could prevent or delay a takeover of Looksmart by causing substantial dilution to a potential acquirer that attempts to acquire beneficial ownership of more than 15% of  our common stock on terms not approved by our board of directors. In addition, our charter and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our charter and bylaws provide for a classified board of directors. These provisions, along with Section 203 of the Delaware General Corporation Law, prohibiting certain business combinations with an interested stockholder, could discourage potential acquisition proposals and could delay or prevent a change of control.

PEEK Investments unsolicited takeover attempt may continue to distract our management and employees, result in substantial legal and other advisory expenses, and create uncertainty that may adversely affect our business and results.

In July 2012, PEEK and other persons acting in concert with PEEK made an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of our common stock for $1.00 per share. As extended, the tender offer is scheduled to expire on November 30, 2012. As more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on August 2, 2012, as amended, in response to the offer, the Company’s Board of Directors unanimously recommended that the Company’s stockholders reject the offer and not tender their shares to PEEK for purchase. As of September 30, 2012, the Company has recorded approximately $0.6 million of expenses incurred in connection with the offer, consisting primarily of legal, advisory and other professional fees.

The review, consideration, and response to PEEK’s efforts to gain control of our Company require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. Acquisition efforts have also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. In addition, PEEK’s acquisition efforts have created and may continue to create uncertainty for current and potential partners, suppliers and customers. The impact of PEEK’s acquisition efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations, and may cause increased volatility and wide price fluctuations in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	-	$-	-	$1,000,000
August 1, 2012 - August 31, 2012	10,800	0.87	-	$990,604
September 1, 2012 - September 30, 2012	28,891	0.86	-	$965,758
Total	39,691	$0.86	-	$965,758

(1)
 In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

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

Dated: November 14, 2012

By:	/s/ William O’Kelly
William O’Kelly
Senior Vice President Operations
and Chief Financial Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1
Registrant’s Certificate of Incorporation (including Certificate of Designation of Series A Participating Preferred Stock) (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

3.2	Bylaws (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000).

4.1	Form of Specimen Stock Certificate (Filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2
Rights Agreement dated as of August 23, 2012 among LookSmart, Ltd. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

4.3	Form of Rights Certificate (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

10.86*	Sublease Agreement between the Company and Rocket Lawyer, Inc. for property located at 55 Second Street, San Francisco, California, dated June 30, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(*)	Filed herewith
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