Form 10-K
period 2012-12-31
LOOKSMART LTD
filed 2013-04-01
CIK 1077866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 000-26357

LOOKSMART, LTD.
(Exact name of Registrant as specified in its charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, Suite 324
San Francisco, California 94104
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2012, was approximately $12,624,063. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2013, 17,308,059 shares of the registrant’s common stock were outstanding.

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

•	These forward-looking statements are subject to numerous known and unknown risks and uncertainties.

•	You should not place undue reliance on these forward-looking statements.

•	Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to,

o	the possibility that we may fail to preserve our expertise in search advertising network product development,

o	that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms,

o	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business,

o	that we may be unable to maintain or grow sources of revenue,

o	that changes in the distribution network composition may lead to decreases in query volumes,

o	that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics,

o	that we may be unable to attain and maintain profitability,

o	that we may be unable to attract and retain key personnel,

o	that we may not be able to effectively manage, or to increase, our relationships with international customers,

o	that we may have unexpected increases in costs and expenses, or

o	that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Overview

LookSmart, Ltd. (“LookSmart” or the “Company”) is a search and display advertising network solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online advertising ecosystem serving ads that target user queries on partner sites.

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

LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

Our largest category of customers are Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers are Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In 2012, revenue from Intermediaries decreased significantly compared to 2011. We experienced a reduction in Intermediary revenue throughout 2011 and a significant decrease in revenue from Intermediaries in the fourth quarter of 2011 due to revenue chargebacks to our customers by large search engine providers. This trend continued into 2012 as several Intermediary customers exited the market or ceased business with the Company. Intermediaries continue as our largest category of customer and we expect that to continue in the foreseeable future although we do not expect the number of customers to grow significantly.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Products and Services

LookSmart’s revenue sources are divided into two categories:

1.	Advertiser Networks
2.	Publisher Solutions

Advertiser Networks

LookSmart develops, markets, and sells premium and performance search and display advertising products to advertising customers and related advertising agencies through a variety of pricing models tailored to customer requirements. These search advertising customers reach potential customers with our sponsored search products. Our sponsored search products give search advertising customers complete control of their campaigns with different keyword matching options (Smart, Broad, Negative) and targeting options (Keyword, Category, Geography, Day-parting, or “Run of Network”) to maximize advertiser Return on Investment (“ROI”). Ads are distributed through a network of syndication partners.

LookSmart actively pursues relationships with portals, internet service providers (“ISPs”), media companies, other ad networks, demand side platforms (DSP’s), search services and other websites to maintain and increase the distribution of our advertiser’s search advertisements.

These relationships are key drivers of our growth because more distribution typically results in more online advertising revenues. We derive the majority of our traffic from our pay-per-click (“PPC”) distribution network partners. Each click is verified through our proprietary network traffic monitoring and management process, as well as third-party technologies and tools.

Our largest category of customers are Intermediaries, Intermediaries purchase clicks to sell into the affiliate network of large search engine providers or retain us on a managed service profit sharing  basis to sell into the affiliate network of large search engine providers. In 2012, revenue from Intermediaries decreased significantly compared to 2011.  This decrease was the primary driver of the revenue drop and was a result of changes in the search ecosystem that had a severe impact on the Intermediary business models and consequently the business they conduct with us.  We ceased business with several Intermediaries as a result and we do not expect significant future growth in the Intermediary business. Intermediaries continue as our largest category of customer and we expect that to continue in the foreseeable future although we do not expect the number of customers to grow significantly.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart ®. We have an issued patent on our search engine technology and have patents on various aspects of our ad delivery and search technologies.

Competition

The online advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines, such as Yahoo!, Google, and Bing often receive the biggest portion of the search marketing budget. In addition, social networks such as Facebook and LinkedIn are rapidly scaling their advertising capabilities. With greater capital and technical resources, and greater brand recognition, the larger brands are often first priority in the mind of the advertiser, agency or buyer.

We compete on two main fronts: 1) attracting and growing our base of advertising customers to purchase our online advertising products and to incorporate their key words into our search advertising network, and 2) attracting and maintaining distribution network partners to incorporate their search queries into our search advertising network. The basis on which we compete differs among the two fronts. In addition, while online advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

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

In the U.S., state and federal laws relating to the liability of providers of online services for activities of their consumers, and the liability of providers of online advertiser’s ads and activities, are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched by consumers, the advertisements shown to consumers or the content generated by consumers. Likewise, other federal laws could have an impact on our business. For example, the Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

Employees

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of December 31, 2012 we had 38 employees.  Beginning in January 2013, the Company suffered significant employee departures across all functional areas, most notably in product development, technology operations and sales. Through March 2013, the Company has used contractors in certain critical functional areas while a comprehensive hiring plan is under development.

Customers

For the year ended December 31, 2012, our largest Intermediary customer accounted for 28% of our revenue. For the year ended December 31, 2011, each of two Intermediary customers accounted for more than 10% of our revenue, and in the aggregate, they accounted for 22% of our revenue.

Product Development and Technical Operations Expense

Product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our core technology product, the AdCenter platform. Our product development and technical operations expense, net of capitalized software development costs, was approximately $6.0 million during the year ended December 31, 2012 and approximately $6.7 million during the year ended December 31, 2011.

Due to employee departures discussed above, the Company stopped making upgrades to the ad server and to the corresponding database and data warehouse. Also due to the key personnel losses, through March 2013, the Company has not started new development projects.

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.  At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2012.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable.  The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations.  The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

However, the Company expects to continue to invest in internally developed software.

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

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2010 and 2011. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Search advertising customers and distribution network partners may not adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements.  If we are unable to generate significant revenue from our online advertising business or related business models under development, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

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

We generated net losses in 2012 and 2011, have had losses in the past, and may have further losses in the future.  Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $11 million in 2012 and $2.5 million in 2011. As of December 31, 2012, our accumulated deficit was approximately $248 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development, and market our products. Because of the foregoing factors, and others outlined in this report, we may be unable to maintain profitability in the future, which could result in a decline in our stock price.

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

In August 2009, the Company entered into an agreement to sublease 19,997 square feet of office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a six month sublease which was renewed in February 2013 for an additional six months.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet that houses our Engineering and Support teams. The lease has a constant term of six months.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

The Company leased a sales office in New York, New York on a month to month basis as of December 31, 2012. The lease was terminated on February 1, 2013.

The Company maintains a data center in Sacramento, California, under a Master Service Agreement and related Service Level Agreement on a month to month basis.

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

On July 20, 2012, PEEK Investments LLC, a Delaware limited liability company (“PEEK”) commenced the unsolicited tender offer to purchase all outstanding shares of LookSmart, Ltd., a Delaware corporation (“LookSmart” or the “Company”) for $1.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Schedule TO filed jointly with the Securities and Exchange Commission (the “SEC”) by and on behalf of PEEK and the following persons: (a) Snowy August Fund I LP, a Delaware limited partnership; (b) Snowy August Management LLC, a Delaware limited liability company; (c) Michael Onghai, a United States citizen; (d) Platinum Partners Value Arbitrage Fund L.P., a Cayman Islands exempted limited partnership; (e) Platinum Management (NY) LLC, a Delaware limited liability company; (f) Mark Nordlicht, a United States citizen; and (g) Uri Landesman, a United States citizen (such tender offer, on the price, terms and conditions described in such Schedule TO, as amended, the “Offer”).

On January 14, 2013, PEEK consummated the Offer by purchasing 8,447,647 shares of the Company (the “Shares”), which, together with the 836,312 shares owned by PEEK's affiliates as of such date, represented approximately 54% of the total outstanding shares of the Company. As a result of the consummation of the Offer, a change in control of the Company occurred and PEEK became the largest stockholder of the Company.

LookSmart, Ltd. common stock was quoted on the NASDAQ Global Market through December 2, 2012 and on the NASDAQ Capital Market subsequent to December 2, 2012.  The Company trades under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the NASDAQ Global Market for each period indicated:

	HIGH	LOW
2012
First quarter	$1.50	$1.10
Second quarter	$1.13	$0.72
Third quarter	$1.00	$0.80
Fourth quarter	$0.96	$0.75
2011
First quarter	$2.26	$1.47
Second quarter	$2.23	$1.39
Third quarter	$1.67	$1.30
Fourth quarter	$1.42	$1.17

LookSmart had approximately 1,349 holders of record of common stock as of March 22, 2013. We have not declared or paid any cash dividends on the common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 56 thousand shares were purchased at approximately $0.85 per share under the program in the year ended December 31, 2012, and recorded as Treasury Stock at cost totaling approximately $48 thousand dollars.

Period	Total Number of Shares Purchased Under Publically Announced Programs	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	-	$-	$1,000,000
August 1, 2012 - August 31, 2012	10,800	0.87	$990,604
September 1, 2012 - September 30, 2012	28,891	0.86	$965,758
October 1, 2012- December 31, 2012	16,784	0.82	$951,849
Total	56,475	$0.85	$951,849

The Company had no sales of unregistered securities in 2012.

ITEM 6.	SELECTED FINANCIAL DATA

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

OVERVIEW

LookSmart, Ltd. (“LookSmart” or the “Company”) is a search and display advertising network solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online advertising ecosystem serving ads that target user queries on partner sites.

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

 LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

Our largest category of customers is Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers are Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

On July 20, 2012, PEEK Investments LLC, a Delaware limited liability company (“PEEK”) commenced the unsolicited tender offer to purchase all outstanding shares of the Company.  On January 14, 2013, PEEK consummated the Offer by purchasing 8,447,647 shares of the Company (the “Shares”), which, together with the shares owned by PEEK's affiliates as of such date, represented approximately 54% of the total outstanding shares of the Company. As a result of the consummation of the Offer, a change in control of the Company occurred and PEEK became the largest stockholder of the Company.

The following developments, explained in greater detail in Results of Operations, had a significant impact on our business and economic performance in 2012:

•	Decrease in revenue across all categories of customers, most notably Intermediary.
•	Increased product development efforts resulting in nominal upgrade of existing technology and no technology advances.
•	Increased and ultimately unsuccessful investment in sales and sales support.
•	Cost of defense of the unsolicited tender offer by PEEK Investments.
•	Impairment of assets at December 31, 2012, based on a projection of future cash flows.

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

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated other comprehensive loss in stockholders’ equity. We recognize realized gains and losses upon sale of investments using the specific identification method.

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

Revenue Recognition

Our online search advertising revenue is composed of per-click fees that we charge customers and profit sharing arrangements we enter with Intermediaries. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. The Company has profit-sharing agreements with several customers that call for the sharing of profits and losses. Profit sharing arrangements are governed by contractual agreement. Revenue from these profit-sharing agreements is reported net of the customer’s share of profit.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed and adjusted on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of December 31, 2012 and December 31, 2011, we placed our cash equivalents and investments through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts at times may exceed federally insured limits. We have not experienced any credit losses on these cash equivalents and investment accounts and do not believe we are exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are unsecured and are derived from sales to customers. We perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. We apply judgment as to our ability to collect outstanding receivables based primarily on our evaluation of the customer’s financial condition and past collection history and record a specific allowance. In addition, we record an allowance based on the length of time the receivables are past due. Historically, such losses have been within our expectations.

Revenue Concentrations

Our largest category of customers is, and is expected to continue to be, Intermediaries. Revenue from Intermediary business declined approximately 58% in the year ended December 31, 2012, as compared to the same period in 2011, and has continued to decline in the first quarter of 2013.

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2012.

Internal Use Software Development Costs

We capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs of employees who devote time to developing internal-use computer software.

We exercise judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally 3 years. We expect to continue to invest in internally developed software.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters in the year ended December 31, 2012.

In January 2011, our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-time positions, or approximately 35%. In the year ended December 31, 2011 the Company recorded $0.9 million in pre-tax restructuring charges associated with this action. All restructuring charges have been classified as such on the Consolidated Statement of Operations.

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

TAC expense is recorded in cost of revenue.

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

RESULTS OF OPERATIONS

Overview of 2012

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Revenue	$15,691	100.0%	$27,634	100.0%	$(11,943)	(43%)
Cost of revenue	10,163	64.8%	15,195	55.0%	(5,032)	(33%)
Gross profit	5,528	35.2%	12,439	45.0%	(6,911)	(56%)
Operating expenses:
Sales and marketing	2,527	16.1%	2,332	8.4%	195	8%
Product development and technical operations	6,036	38.4%	6,742	24.4%	(706)	(10%)
General and administrative	5,579	35.6%	5,312	19.2%	267	5%
Asset impairment charge	2,303	14.7%	-	0.0%	2,303	100%
Restructuring charge	169	1.1%	889	3.2%	(720)	(81%)
Total operating expenses	16,614	105.9%	15,275	55.2%	1,339	9%
Loss from operations	(11,086)	(70.7%)	(2,836)	(10.2%)	(8,250)	291%
Non-operating income (expense), net	45	0.3%	331	1.2%	(286)	(86%)
Loss from continuing operations before income taxes	(11,041)	(70.4%)	(2,505)	(9.0%)	(8,536)	341%
Income tax expense	(6)	(0.0%)	(3)	0.0%	(3)	100%
Net loss	$(11,047)	(70.4%)	$(2,508)	(9.0%)	$(8,539)	340%

Revenue

Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2012 and 2011, were as follows (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Advertiser Networks	$14,523	93%	$26,388	95%	$(11,865)	(45%)
Publisher Solutions	1,168	7%	1,246	5%	(78)	(6%)
Total revenue	$15,691	100%	$27,634	100%	$(11,943)	(43%)

Advertiser Networks

In 2012, revenue from Intermediaries decreased significantly compared to 2011.  We experienced a reduction in Intermediary revenue throughout 2011 and a significant decrease in revenue from Intermediaries in the fourth quarter of 2011 due to revenue chargebacks to our customers by large search engine providers. This trend continued into 2012 as several Intermediary customers exited the market or ceased business with the Company.  Intermediaries continue as our largest category of customer and we expect that to continue in the foreseeable future although we do not expect the number of customers to grow significantly.

In 2012, revenue from Direct Advertisers decreased from 2011.  This decrease was most notable in the second half of 2012.  The Company invested in sales and delivery resources to drive revenue growth but the effort did not meet our expectations primarily due to difficulties encountered in matching new customer requirements with availability of key words in our network.  The Company views Direct Advertisers as a strong potential source for revenue growth and plans to refocus in this area in the future.

In 2012, revenue from Self Service Advertisers decreased.  We did not invest significant resources to expand this business.  The Company views Self Service Advertisers as a source for modest potential growth and plans to invest accordingly in the future.

Publisher Solutions

In 2012, Publisher Solutions revenue remained relatively consistent with the prior year.  The Company did not invest and does not plan to invest significant resources to grow this business in the future.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners).  Other costs include data center rent and power usage, commissions paid to advertising agencies, and credit card fees.

Cost of revenue for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$8,726	56%	$13,640	49%	$(4,914)	(36%)
Other costs	1,437	9%	1,555	6%	(118)	(8%)
Total cost of revenue	$10,163	65%	$15,195	55%	$(5,032)	(33%)

Traffic acquisition costs as percentage of Advertiser Network revenue		60.1%		51.7%

TAC as a percent of Advertisers Network revenue increased in 2012, our Intermediary category of revenue generally has lower margins than Direct and Self-Service and the change in revenue mix from 2011 drove the margin decrease.

Data center rent and power usage are generally fixed costs. Other costs decreased due to the decrease in revenue.

Operating Expenses

Operating costs for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Sales and marketing	$2,527	16%	$2,332	8%	$195	8%
Product development and technical operations	6,036	38%	6,742	25%	(706)	(10%)
General and administrative	5,579	36%	5,312	19%	267	5%
Asset impairment charge	2,303	15%	-	0%	2,303	100%
Restructuring charge	169	1%	889	3%	(720)	(81%)
Total operating expenses	$16,614	106%	$15,275	55%	$1,339	9%

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

The increase in sales and marketing expenses for the year ended December 31, 2012, is primarily due to efforts to expand our Direct Advertiser business. During 2012, the Company hired a Chief Revenue Officer and increased the sales force across the United States in an effort to gain new business.  This effort was largely unsuccessful primarily due to difficulties encountered in matching new customer requirements with availability of key words in our network.  On January 18, 2013, the Company announced the resignation of the Chief Revenue Officer.  Effective with his resignation, the Company had no remaining sales personnel.

The Company views Direct Advertisers as a strong potential source for revenue growth and plans to refocus in this area in the future.

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

Product development and technical operations and capitalized software development costs for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$7,250	46%	$7,224	26%	$26	0%
Capitalized software development costs	(1,214)	(8%)	(482)	(2%)	(732)	152%
Total product development and technical operations expense	$6,036	38%	$6,742	24%	$(706)	(10%)

Product development and technical operations headcount remained relatively constant for most of 2012 compared to 2011.  The Company completed an important upgrade in click server technology in the third quarter of 2012 but made no progress on aggressive plans to revamp and upgrade its ad serving technology.  Towards the end of 2012, the Company began to lose key members of its product development team and by January 2013, product development and technical operation staff were at critically low levels. A concentrated effort is underway to rebuild product and technical human resources.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables.

During 2012, the Company incurred $0.7 million of costs associated with the unsolicited tender offer by PEEK.  Excluding these PEEK related costs, General and Administrative costs decreased $0.4 in the year ended December 31, 2012, as compared to 2011.

Share Based Compensation

Share-based compensation expense for the years ended December 31, 2012 and 2011 was allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011
Sales and marketing	$29	$19
Product development and technical operations	56	150
General and administrative	142	192
Total share-based compensation expense	227	361
Amounts capitalized as software development costs	18	20
Total share-based compensation	$245	$381

Asset Impairment Charge

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.  At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2012.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable.  The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations.  The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters in the year ended December 31, 2012.

In January 2011, our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-positions, or approximately 35%. In the year ended December 31, 2011 the Company recorded $0.9 million in pre-tax restructuring charges associated with this action.

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$78	0%	$89	0%	$(11)	(12%)
Interest expense	(26)	0%	(81)	0%	55	(68%)
Other income (expense), net	(7)	0%	323	1%	(330)	(102%)
Total non-operating income (expense), net	$45	0%	$331	1%	$(286)	(86%)

Income tax expense	$(6)	0%	$(3)	0%	$(3)	100%

Interest Income and Expense

Interest income, decreased 12% in the year ended December 31, 2012 from the year ended December 31, 2011. This decrease was primarily due to a reduction in investment balances.

Interest expense, which primarily consists of interest paid on capital leases, decreased $55 thousand in 2012, as compared to 2011, primarily due to a reduction in capital lease obligations.

Income Tax Expense

Due to our net operating losses, our income tax expense in the U.S. consists of minimum state taxes.

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

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2012	2011	Change
Net cash used in operating activities	$(6,568)	$(42)	$(6,526)
Net cash used in investing activities	(4,405)	(3,080)	(1,325)
Net cash used in financing activities	(578)	(1,047)	469
Effect of exchange rate changes on cash and cash equivalents	(47)	-	(47)
Decrease in cash and cash equivalents	$(11,598)	$(4,169)	$(7,429)

Cash, cash equivalents and short-term marketable investment balances were as follows as of December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change
Cash and cash equivalents	$6,352	$17,950	$(11,598)
Short-term investments	9,506	6,809	2,697
Total	$15,858	$24,759	$(8,901)
% of total assets	84%	82%
Total assets	$18,865	$30,112

At December 31, 2012, we had $15.9 million in cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Note 2 to our Consolidated Financial Statements below, further describes the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short-term investments decreased $8.9 million in 2012 primarily due to operating losses, the purchase of property and equipment, and payments of capital lease obligations and increased accounts receivable.

Our primary source of liquidity is our cash, cash equivalents, short-term investments, and cash flow from operations. We believe that our existing cash, cash equivalents, short-term investments and cash from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the year ended December 31, 2012 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, share-based compensation expense, and loss on impairment of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2012 was $6.6 million and consisted of a net loss of $11.0 million, adjustments for non-cash items of $5.0 million in cash used in working capital and other activities of $0.6 million. Adjustments for non-cash items primarily consisted of $2.3 million in impairment of property and equipment and internally developed software, $2.0 million of depreciation and amortization expense on property and equipment and internally developed software, $0.3 million of bad debt expense, $0.1 million of restructuring charge expense and $0.2 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of $0.8 million increase in accounts receivable. The increase in accounts receivable is primarily attributed slower paying customers in anticipation of the impending tender offer.

Cash used in operating activities in the year ended December 31, 2011 consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, share-based compensation expense, and loss on disposition of assets, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2011 was $0.04 million and consisted of a net loss of $2.5 million, adjustments for non-cash items of $3.3 million and cash used by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation and amortization expense on property and equipment and internally developed software, $0.5 million of bad debt expense and $0.4 million of share-based compensation expense, partially offset by a $0.3 million gain on the closure of a settlement fund. In addition, changes in working capital activities primarily consisted of a $2.1 million decrease in accounts payable and accrued liabilities, partially offset by a net decrease of $1.1 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to reduced TAC and operating expenses. The decrease in account receivable is primarily attributed to a decrease in invoiced customer revenue.

Investing Activities

Cash used in investing activities during the year ended December 31, 2012 of $4.4 million was primarily attributed to $2.7 million net purchase of investments. Capital expenditures for the year ended December 31, 2012 consisted of $0.5 million for equipment acquired during 2012 and an investment of $1.2 million in internally developed software related to our AdCenter platform technology.

Cash used in investing activities during the year ended December 31, 2011 of $3.1 million was primarily attributed to $2.1 million net purchase of investments. Capital expenditures for the year ended December 31, 2011 consisted of $0.6 million for equipment acquired during 2011 and an investment of $0.5 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the year ended December 31, 2012 of $0.6 million is primarily attributed to $0.5 million in scheduled capital lease payments.

Cash used by financing activities in the year ended December 31, 2011 of $1.0 million is primarily attributed to $1.1 million in scheduled capital lease payments, partially offset by $0.1 million in proceeds from the issuance of common stock.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at December 31, 2012, related to security of the subleased corporate office lease.

We have a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of December 31, 2012, our outstanding balance was $0.1 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2012, and December 31, 2011 we are in compliance with both agreements with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations, net of related subleases, and commercial commitments as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$342	$201	$141	$-	$-
Capital lease obligations (principal and interest)	110	110	-	-	-
	$452	$311	$141	$-	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a six month sublease which was renewed in February 2013 for an additional six months.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

The Company leased a sales office in New York, New York on a month to month basis as of December 31, 2012. The lease was terminated on February 1, 2013.

Capital Leases

We have acquired various network operating equipment under capital leases with remaining terms up to 3 months as of December 31, 2012.

Purchase Obligations

The Company had no outstanding purchase obligations as of December 31, 2012. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

Indemnification

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we maintain directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
LookSmart, Ltd.

We have audited the accompanying consolidated balance sheets of LookSmart, Ltd. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LookSmart, Ltd. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
April 1, 2013

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,352	$17,950
Short-term investments	9,506	6,809
Total cash, cash equivalents and short-term investments	15,858	24,759
Trade accounts receivable, net	2,055	1,588
Prepaid expenses and other current assets	452	604
Total current assets	18,365	26,951
Property and equipment, net	378	1,941
Capitalized software and other assets, net	122	1,220
Total assets	$18,865	$30,112
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,427	$1,682
Accrued liabilities	1,278	895
Deferred revenue and customer deposits	1,147	1,143
Current portion of capital lease obligations	110	515
Total current liabilities	3,962	4,235
Capital lease and other obligations, net of current portion	177	296
Total liabilities	4,139	4,531
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares at December 31, 2012 and 2011; Issued and Outstanding: none at December 31, 2012 and 2011	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,305 shares and 17,288 shares at December 31, 2012 and 2011, respectively	17	17
Additional paid-in capital	262,463	262,201
Accumulated other comprehensive loss	(46)	(24)
Accumulated deficit	(247,660)	(236,613)
Treasury stock at cost: 56 shares at December 31, 2012	(48)	-
Total stockholders' equity	14,726	25,581
Total liabilities and stockholders' equity	$18,865	$30,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenue	$15,691	$27,634
Cost of revenue	10,163	15,195
Gross profit	5,528	12,439
Operating expenses:
Sales and marketing	2,527	2,332
Product development and technical operations	6,036	6,742
General and administrative	5,579	5,312
Asset impairment charge	2,303	-
Restructuring charge	169	889
Total operating expenses	16,614	15,275
Loss from operations	(11,086)	(2,836)
Non-operating income (expense), net
Interest income	78	89
Interest expense	(26)	(81)
Other income (expense), net	(7)	323
Loss from operations before income taxes	(11,041)	(2,505)
Income tax expense	(6)	(3)
Net loss	$(11,047)	$(2,508)
Net loss per share - Basic and Diluted	$(0.64)	$(0.15)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,253	17,287

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2012	2011
Net loss	$(11,047)	$(2,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	-
Unrealized gain (loss) on investments	25	(25)
Change in accumulated other comprehensive loss	(22)	(25)
Comprehensive loss	$(11,069)	$(2,533)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2010	17,222	$17	$261,740	$1	$(234,105)	-	$-	$27,653
Common stock issued upon exercise of stock option	42	-	49	-	-	-	-	49
Common stock issued for employee stock purchase plan	24	-	31	-	-	-	-	31
Stock-based compensation	-	-	381	-	-	-	-	381
Changes in accumulated other comprehensive loss	-	-	-	(25)	-	-	-	(25)
Net loss	-	-	-	-	(2,508)	-	-	(2,508)
Balance at December 31, 2011	17,288	$17	$262,201	$(24)	$(236,613)	-	$-	$25,581
Common stock issued upon exercise of stock option	2	-	3	-	-	-	-	3
Common stock issued for employee stock purchase plan	16	-	14	-	-	-	-	14
Stock-based compensation	-	-	245	-	-	-	-	245
Treasury stock at cost	-	-	-	-	-	(56)	(48)	(48)
Changes in accumulated other comprehensive loss	-	-	-	(22)	-	-	-	(22)
Net loss	-	-	-	-	(11,047)	-	-	(11,047)
Balance at December 31, 2012	17,305	$17	$262,463	$(46)	$(247,660)	(56)	$(48)	$14,726

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,047)	$(2,508)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,988	2,656
Provision for doubtful accounts	316	521
Share-based compensation	227	361
Other non-cash charges	71	91
Deferred rent	23	(12)
Restructuring charge	137	-
Deferred lease incentive	28	-
Asset impairment charge	2,303	-
Gain on closure of settlement fund	-	(339)
Changes in operating assets and liabilities:
Trade accounts receivable	(783)	1,067
Prepaid expenses and other current assets	37	130
Trade accounts payable	(255)	(767)
Accrued liabilities	383	(1,381)
Deferred revenue and customer deposits	4	139
Net cash used in operating activities	(6,568)	(42)
Cash flows from investing activities:
Purchase of investments	(20,305)	(18,921)
Proceeds from sale of investments	17,566	16,839
Payments for property, equipment, and capitalized software	(1,666)	(1,089)
Proceeds from contingent purchase consideration of certain consumer assets	-	91
Net cash used in investing activities	(4,405)	(3,080)
Cash flows from financing activities:
Principal payments of capital lease obligations	(547)	(1,127)
Proceeds from issuance of common stock	17	80
Payments for repurchase of common stock	(48)	-
Net cash used in financing activities	(578)	(1,047)
Effect of exchange rate changes on cash and cash equivalents	(47)	-
Decrease in cash and cash equivalents	(11,598)	(4,169)
Cash and cash equivalents, beginning of period	17,950	22,119
Cash and cash equivalents, end of period	$6,352	$17,950
Supplemental disclosure of cash flow information:
Interest paid	$26	$81
Income taxes paid	$6	$4
Supplemental disclosure of noncash activities:
Change in unrealized gain (loss) on investments	$25	$(25)
Share-based compensation capitalized as software development costs	$18	$20

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is a search and display advertising network solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online advertising ecosystem serving ads that target user queries on partner sites.

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

 LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

Our largest category of customers are Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers are Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported in the Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

Revenue Recognition

Our online search advertising revenue is composed of per-click fees that we charge customers and profit sharing arrangements we enter with Intermediaries. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. The Company has profit-sharing agreements with several customers that call for the sharing of profits and losses.  Profit sharing arrangements are governed by contractual agreements. Revenue from these profit-sharing agreements is reported net of the customer’s share of profit.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant and $0.3 million at December 31, 2012 and 2011, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million and $0.6 million for each of the years ended December 31, 2012 and 2011. Bad debt expense included in general and administrative expense is $0.3 million and $0.5 million for each of the years ended December 31, 2012 and 2011.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2012 and 2011, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at December 31, 2012 and 2011. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	Year Ended December 31,
	2012	2011
Company 1	54%	12%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2012	2011
United States	49%	70%
Europe, Middle East and Africa	46%	21%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2012	2011
Advertiser Networks	93%	95%
Publisher Solutions	7%	5%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue, all of which are Intermediaries:

	Year Ended December 31,
	2012	2011
Company 1	28%	**
Company 2	**	11%
Company 3	**	11%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total TAC:

	Year Ended December 31,
	2012	2011
Distribution Partner 1	29%	**
Distribution Partner 2	11%	**
Distribution Partner 3	10%	**

** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net value of $2.7 million were reduced to fair value of $0.4 million at December 31, 2012.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters in the year ended December 31, 2012.

In January 2011, our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-positions, or approximately 35%. In the year ended December 31, 2011, the Company recorded $0.9 million in pre-tax restructuring charges associated with this action. All restructuring charges have been classified as such on the Consolidated Statement of Operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.  At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2012.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable.  The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations.  The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

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

TAC expense is recorded in cost of revenue.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2012 and 2011, was $0.2 million and $0.4 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant in 2012 and 2011.

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

Comprehensive Loss

Other comprehensive loss as of December 31, 2012 and 2011 consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for stock options.  As a result of the Company’s net loss position at December 31, 2012 and 2011, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of December 31, 2012 and 2011, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" or ASU 2012-02. ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for us beginning in the first quarter of 2013 and will be applied prospectively. We anticipate that the adoption of this standard will not have a material impact on us or our consolidated financial statements.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company was required to adopt this standard as of the beginning of 2012.  This guidance did not have an impact on the Company’s results of operations, financial position or cash flows as it is related only to the presentation of consolidated comprehensive loss.

2.	Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of December 31, 2012 and 2011 (in thousands):

	Amortized Cost and Estimated Fair Value
	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$1,203	$7,205
Cash equivalents
Money market mutual funds	249	1,045
Certificates of deposit	500	3,100
Commercial paper	4,400	6,600
Total cash equivalents	5,149	10,745
Total cash and cash equivalents	6,352	17,950
Short-term investments:
Corporate bonds	1,258	2,031
Certificates of deposit	3,301	3,278
Commercial paper	4,947	1,500
Total short-term investments	9,506	6,809
Total cash, and cash equivalents, and short-term investments	$15,858	$24,759

Realized gains and realized losses were not significant for either of the years ended December 31, 2012 or 2011. As of December 31, 2012 and 2011, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2012 and 2011 were less than one year. There were no long-term investments at December 31, 2012 and 2011.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2012 and 2011, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Cost	Accumulated Depreciation	Asset Impairment	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$9,824	$(9,193)	$(253)	$378	$9,751	$(8,002)	$1,749
Furniture and fixtures	167	(80)	(87)	-	75	(62)	13
Software	1,473	(1,302)	(171)	-	1,241	(1,229)	12
Leasehold improvements	61	(30)	(31)	-	308	(141)	167
Total	$11,525	$(10,605)	$(542)	$378	$11,375	$(9,434)	$1,941

Depreciation expense on property and equipment for the years ended December 31, 2012 and 2011, including cost of property and equipment under capital lease, was $1.3 million and $1.7 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $0.6 million and $2.8 million as of December 31, 2012 and 2011, respectively. Depreciation expense on equipment under capital lease was $ 0.3 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. Additionally, accumulated depreciation on equipment under capital lease was $0.5 million and $2.5 million as of December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including computer equipment and equipment under capital lease, furniture and fixtures, software and leasehold improvements with a recorded net value of $2.7 million were reduced to fair value of $0.4 million at December 31, 2012.

4.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2012 and 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Asset Impairment	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$7,395	$(5,632)	$(1,763)	$-	$6,688	$(5,503)	$1,185
Amortizable purchased technology	78	(78)	-	-	78	(78)	-
Other assets	45	-	-	45	35	-	35
Deferred lease incentive	77	-	-	77	-	-	-
Total	$7,595	$(5,710)	$(1,763)	$122	$6,801	$(5,581)	$1,220

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was $0.6 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including capitalized software with a recorded net value of $1.8 million was reduced to fair value of $0 at December 31, 2012.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Accrued distribution and partner costs	$919	$409
Accrued compensation and related expenses	166	137
Accrued professional service fees	192	257
Other	1	92
Total accrued liabilities	$1,278	$895

6.	Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. The Company had $0.2 million in restructuring costs associated with the sub-lease of the San Francisco headquarters in the year ended December 31, 2012.

In January 2011, our Board of Directors approved a plan of termination that resulted in a reduction of the workforce of approximately 20 full-positions, or approximately 35%. In the year ended December 31, 2011, the Company recorded $0.9 million in pre-tax restructuring charges associated with this action. All restructuring charges have been classified as such on the Consolidated Statements of Operations.

7.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Capital lease obligations	$110	$657
Deferred rent	177	154
Total capital lease and other obligations	287	811
Less: current portion of capital lease obligations	(110)	(515)
Capital lease and other obligations, net of current portion	$177	$296

Refer to Note 9 for future minimum payment details.

Capital Lease Obligations

City National Bank

On April 6, 2007, the Company entered into a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of December 31, 2012.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2012 and 2011, the Company was not in default on either agreement with CNB. For further discussion see Note 9, Commitments and Contingencies.

8.	Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), the Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company remains subject to U.S. federal tax examinations for years 1997-2002, 2004-2006, and 2008-present and Canadian examinations for 2011 to present. The tax years that remain subject to examination in state jurisdictions include 2002 and 2004-present. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2012.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor were any interest expense or penalties recognized during the years ended December 31, 2012 and 2011.

The Company was in a net taxable loss position in 2012 and 2011. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes.

Total income tax expense of $6 thousand and $3 thousand for the years ended December 31, 2012 and 2011, respectively, were allocated to income from continuing operations and is classified as a current provision.

The primary components of the net deferred tax asset are as follows at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax asset:
Net Operating loss carryforwards	$68,890	$65,132
Depreciation and amortization	2,361	2,476
Accruals and reserves	659	709
Tax credits	535	535
Share-based compensation	3,922	3,832
Total deferred tax assets	76,367	72,684
Less: valuation allowance	(76,367)	(72,684)
Total	$-	$-

As of December 31, 2012, the Company had Net Operating Loss (“NOL”) carryforwards of approximately $194.0 million and $70.0 million for federal and state purposes, respectively. The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of $110 thousand and $60 thousand for federal and state purposes, respectively. The NOL carryforwards will expire at various dates beginning in 2013 through 2032 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47 million and $3 million for federal and state purposes, respectively, which will be credited to Additional Paid-in-Capital when realized.

A valuation allowance existed as of December 31, 2012 and 2011, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $2.7 million and decreased by $1.9 million for the years ended December 31, 2012 and 2011, respectively.

On January 14, 2013, effective with the consummation of the PEEK tender offer, a change in ownership as defined by Section 382 of the Internal Revenue Code resulted in a limitation in the timing and amount of available NOL carryforwards. Beginning in 2013, both federal and state NOL carryforwards will be significantly limited. The Company is currently assessing the amount of the limitation. A valuation allowance fully offsets the deferred tax asset associated with these NOL carryforwards.

The difference between the Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2012 and 2011 is reconciled below:

	December 31,
	2012	2011
Federal tax rate from continuing operations	34.0%	34.0%
Permanent Differences	-0.1%	-0.3%
State taxes, including permanent differences	-0.1%	-0.2%
Change in valuation allowance	-33.8%	-31.0%
Other	-0.1%	-2.7%
Total	-0.1%	-0.2%

9.	Commitments and Contingencies

As of December 31, 2012, future minimum payments under all capital and operating leases, net of related subleases, are as follows (in thousands):

	CNB Capital Lease	Operating Leases	Total
Years ending December 31,
2013	$110	$201	$311
2014	-	60	60
2015	-	81	81
Total minimum payments	110	$342	$452
Less amount representing interest	-
Present value of net minimum payments	110
Less: current portion	(110)
Long-term portion of capital lease obligations	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a six month sublease which was renewed in February 2013 for an additional six months.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

The Company leased a sales office in New York, New York on a month to month basis as of December 31, 2012. The lease was terminated on February 1, 2013.

Rent expense under all operating leases was $0.4 million and $0.6 million for the years ended December 2012, and 2011, respectively.

Letters of Credit

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at December 31, 2012, related to security of the subleased corporate office lease.

We have a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of December 31, 2012, our outstanding balance was $0.1 million.

Our agreements with CNB, consisting of the SBLC and master equipment lease agreement, contain cross-default provisions whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of December 31, 2012, and December 31, 2011 we are in compliance with both agreements with CNB.

For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had no outstanding purchase obligations as of December 31, 2012. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares reserved for issuance under the Plans was 4.1 million and 4.3 million shares of common stock for the years ended December 31, 2012 and 2011, respectively. There were 1.9 million shares available to be granted under the 2007 Plan at December 31, 2012.

Share-based compensation expense recorded during the years ended December 31, 2012 and 2011 was included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2012	2011
Sales and marketing	$29	$19
Product development and technical operations	56	150
General and administrative	142	192
Total share-based compensation expense	227	361
Amounts capitalized as software development costs	18	20
Total share-based compensation	$245	$381

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2012 was $0.4 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair value of equity awards vested during the years ended December 31, 2012 and 2011 was $0.2 million and $0.4 million, respectively.

Option Awards

Stock option activity under the Plans during the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2010	2,922	$3.20
Granted	1,028	1.64
Exercised	(42)	1.15
Expired	(699)	3.75
Forfeited	(547)	1.87
Options outstanding at December 31, 2011	2,662	2.76	5.34	$25
Granted	530	1.02
Exercised	(2)	1.39
Expired	(528)	3.52
Forfeited	(548)	1.45
Options outstanding at December 31, 2012	2,114	$2.47	2.96	$15
Vested and expected to vest at December 31, 2012	1,939	$2.58	2.68	$11
Exercisable at December 31, 2012	1,416	$3.05	1.60	$-

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

The following table summarizes information about stock options outstanding at December 31, 2012:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.19	442	5.38	$0.95	115	$1.04
1.23	-	1.86	987	3.62	1.55	626	1.51
1.88	-	2.83	169	1.02	2.54	159	2.58
2.91	-	4.45	364	0.31	3.51	364	3.51
4.46	-	7.35	52	0.25	5.40	52	5.40
7.75	-	19.65	100	0.20	13.50	100	13.50
			2,114	2.96	2.47	1,416	3.05

Stock Awards

During 2012 and 2011, no stock awards were issued.

 Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period.  Each offering and purchase period is 6 months. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was insignificant in 2012 and 2011. As of December 31, 2012, 82 thousand shares have been issued under the 2009 Plan.

Share-Based Compensation Valuation Assumptions

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  We estimate the expected term based upon the historical exercise activity.

The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options were as follows:

	Year Ended December 31,
	2012	2011
Volatility	62.6%	66.4%
Risk-free interest rate	0.74%	0.39%
Expected term (years)	4.40	4.22
Expected dividend yield	-	-
Weighted average grant date fair value	$0.50	$0.83

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee Stock Options and Purchase Plans

Two thousand options were exercised in the year ended December 31, 2012. Forty-two thousand options were exercised in the year ended December 31, 2011. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for each of the years ended December 31, 2012 and 2011. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options through 2012.

11.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2012 and 2011 were as follows (in thousands):

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$249	$249	$-
Certificates of deposit	500	-	500
Commercial paper	4,400	-	4,400
Total cash equivalents	5,149	249	4,900
Short-term investments:
Certificates of deposit	3,301	-	3,301
Corporate bonds	1,258	-	1,258
Commercial paper	4,947	-	4,947
Total short-term investments	9,506	-	9,506

Total financial assets measured at fair value	$14,655	$249	$14,406

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$1,045	$1,045	$-
Certificates of deposit	3,100	-	3,100
Commercial paper	6,600	-	6,600
Total cash equivalents	10,745	1,045	9,700
Short-term investments:
Certificates of deposit	3,278	-	3,278
Corporate bonds	2,031	-	2,031
Commercial paper	1,500	-	1,500
Total short-term investments	6,809	-	6,809

Total financial assets measured at fair value	$17,554	$1,045	$16,509

The Company held no Level 3 investments at December 31, 2012 and 2011.

At December 31, 2012, the Company used Level 3 inputs to value certain long-lived assets. See Note 1, Impairment of Long-Lived Assets, for details.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2012 and 2011, the Company did not adjust prices received from the pricing service.

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

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year per employee. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions of $0.1 million  and an insignificant amount, respectively, for each of 2012 and 2011.

13.	Related Party Transactions

During the year ended December 31, 2012, Dr. Jean-Yves Dexmier was paid fees totaling $0.4 million and $0.1 million in connection with his services as the Company’s Chief Executive Officer and member of the Board, respectively. During the year ended December 31, 2011, Dr. Dexmier was paid fees totaling $0.4 million and $0.1 million in connection with his services as the Company’s Chief Executive Officer and Executive Chairman of the Board, respectively.

14.	Subsequent Event

In January 2013, Cowen and Company, a New York based investment banking firm, claimed $0.9 million due for the payment of a transaction fee related to closure of the PEEK Investments LLC tender offer. Management is challenging the claim and does not believe the demand has any merit; therefore no liability was recorded at December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer Chief Financial Officer have evaluated the effectiveness of its disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2012. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation  required by Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Moss Adams LLP ("Moss Adams") for fiscal years 2012 and 2011.

Category	2012	2011
Audit Fees	$313,124	$316,303
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	10,000	21,469
Total	$323,124	$337,772

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

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

Report of the Independent Registered Public Accounting Firm	XX
Consolidated Balance Sheets	XX
Consolidated Statements of Operations	XX
Consolidated Statements of Comprehensive Loss	XX
Consolidated Statements of Stockholders’ Equity	XX
Consolidated Statements of Cash Flows	XX
Notes to the Consolidated Financial Statements	XX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in San Francisco, California, on April 1, 2013:

LOOKSMART, LTD.

By:	/s/ WILLIAM O’KELLY
William O’Kelly Senior Vice President Operations and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Onghai and William O’Kelly jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL ONGHAI	Chief Executive Officer
Michael Onghai	(Principal Executive Officer)	April 1, 2013

/S/ WILLIAM O’KELLY	Senior Vice President Operations and	April 1, 2013
William O’Kelly	Chief Financial Officer (Principal Financial
[and Accounting] Officer)

/S/ THORSTEN WEIGL	Director	April 1, 2013
Thorsten Weigl

/S/ CHRISTIAN CHAN	Chairman	April 1, 2013
Christian Chan

/S/ PAUL PELOSI, JR	Director	April 1, 2013
Paul Pelosi, Jr

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

3.2	Bylaws (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

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

10.34*	Amendment to Irrevocable Standby Letter of Credit Agreement between the Company and City National Bank dated August 29, 2012 (Attached herein).

10.35++
Employment Offer Letter between the Company and Christopher O’Hara, Chief Revenue Officer dated May 20, 2012 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.36	Sublease Agreement with Rocket Lawyer for property located at 55 Second Street, San Francisco, California (Filed as Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q on November 14, 2012).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Please see the signature page of this Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document,

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxomony Extension Presentation Linkbase Document.

(*)	Filed herewith
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