Form 10-Q
period 2013-03-31
LOOKSMART LTD
filed 2013-05-15
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of May 10, 2013 there were 17,305,828 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,785	$6,352
Short-term investments	6,718	9,506
Total cash, cash equivalents and short-term investments	13,503	15,858
Trade accounts receivable, net	1,436	2,055
Prepaid expenses and other current assets	487	452
Total current assets	15,426	18,365
Property and equipment, net	318	378
Other assets, net	100	122
Total assets	$15,844	$18,865

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$857	$1,427
Accrued liabilities	448	1,278
Deferred revenue and customer deposits	1,098	1,147
Current portion of capital lease obligations	-	110
Total current liabilities	2,403	3,962
Long-term portion of deferred rent	161	177
Total liabilities	2,564	4,139
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,308 shares and 17,305 shares at March 31, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	262,483	262,463
Accumulated other comprehensive loss	(55)	(46)
Accumulated deficit	(249,117)	(247,660)
Treasury stock at cost: 56 shares at March 31, 2013 and December 31, 2012	(48)	(48)
Total stockholders' equity	13,280	14,726
Total liabilities and stockholders' equity	$15,844	$18,865

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,998	$4,013
Cost of revenue	1,375	2,215
Gross profit	623	1,798
Operating expenses:
Sales and marketing	171	706
Product development and technical operations	687	1,788
General and administrative	1,213	1,461
Restructuring charge	15	-
Total operating expenses	2,086	3,955
Loss from operations	(1,463)	(2,157)
Non-operating income (expense), net
Interest income	8	20
Interest expense	(9)	(12)
Other income (expense), net	7	(1)
Loss from operations before income taxes	(1,457)	(2,150)
Income tax expense	-	-
Net loss	$(1,457)	$(2,150)
Net loss per share - Basic and Diluted	$(0.08)	$(0.12)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,254	17,293

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,457)	$(2,150)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	(10)
Unrealized gain (loss) on investments	(1)	29
Change in accumulated other comprehensive loss	(9)	19
Comprehensive loss	$(1,466)	$(2,131)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,457)	$(2,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	589
Provision for doubtful accounts	(61)	249
Share-based compensation	19	67
Other non-cash charges	9	34
Deferred rent	(16)	(5)
Deferred lease incentive	19	-
Restructuring charge	15	-
Changes in operating assets and liabilities:
Trade accounts receivable	680	(69)
Prepaid expenses and other current assets	(32)	85
Trade accounts payable	(570)	(512)
Accrued liabilities	(845)	83
Deferred revenue and customer deposits	(49)	(6)
Net cash used in operating activities	(2,228)	(1,635)
Cash flows from investing activities:
Purchase of investments	(2,516)	(3,522)
Proceeds from sale of investments	5,294	2,949
Payments for property, equipment, and capitalized software	-	(333)
Net cash provided by (used in) investing activities	2,778	(906)
Cash flows from financing activities:
Principal payments of capital lease obligations	(110)	(176)
Proceeds from issuance of common stock	1	8
Net cash used in financing activities	(109)	(168)
Effect of exchange rate changes on cash and cash equivalents	(8)	4
Increase (decrease) in cash and cash equivalents	433	(2,705)
Cash and cash equivalents, beginning of period	6,352	17,950
Cash and cash equivalents, end of period	$6,785	$15,245
Supplemental disclosure of cash flow information:
Interest paid	$9	$12
Supplemental disclosure of noncash activities:
Change in unrealized loss on investments	$(1)	$(29)
Share-based compensation capitalized as software development costs	$-	$2

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is a digital advertising solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

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

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2013 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended March 31, 2013 is not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both March 31, 2013 and December 31, 2012, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million at both March 31, 2013 and December 31, 2012. Bad debt expense included in general and administrative expense was ($0.1) million and $0.2 million for three months ended March 31, 2013 and 2012, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2013 and December 31, 2012, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at March 31, 2013 and December 31, 2012. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	March 31,	December 31,
	2013	2012
Company 1	60%	54%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2013	2012
United States	66%	61%
Europe, Middle East and Africa	27%	21%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2013	2012
Advertiser Networks	87%	91%
Publisher Solutions	13%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended March 31,
	2013	2012
Company 1	19%	14%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended March 31,
	2013	2012
Distribution Partner 1	35%	16%
Distribution Partner 2	14%	**
Distribution Partner 3	11%	**
Distribution Partner 4	**	14%
Distribution Partner 5	**	12%
_____________________________________
** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires the use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net value of $2.7 million were reduced to fair value of $0.4 million at December 31, 2012.  These assets are being depreciated using the straight-line method over their estimated remaining useful lives, which is 19 months.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were incurred or capitalized in the first quarter of 2013.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at March 31, 2013, are being amortized over the remaining term of the underlying lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was not significant and $0.1 million, respectively, which was related to stock option grants and employee stock purchases.

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

Comprehensive Loss

Other comprehensive loss as of March 31, 2013 and December 31, 2012, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options.  As a result of the Company’s net loss position at March 31, 2013 and 2012, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of March 31, 2013 and December 31, 2012, all of the Company’s accounts receivable and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Adoption of New Accounting Standards

On January 1, 2013, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment”, which amends the indefinite-lived intangible asset impairment guidance, providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met  Adoption of this new guidance had no impact on our financial statements.

On January 1, 2013, we adopted guidance issued by the FASB, ASU 2012-04, “Technical Corrections and Improvements”, which clarifies or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, “Fair Value Measurement”.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2013, we adopted guidance issued by the FASB, ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2013, we adopted guidance issued by the FASB, ASU 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets.  Adoption of this new guidance had no impact on our financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued an amendment to an existing accounting standard which indefinitely defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.

In February 2013, the FASB issued ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, an amendment providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  The Company is required to adopt this standard as of January 1, 2014.  Adoption of this new guidance is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Subsequent Event

On April 25, 2013, William O’Kelly was terminated from his positions as the Chief Financial Officer, Senior Vice President Operations, and Secretary of LookSmart, Ltd.

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of March 31, 2013, and December 31, 2012 (in thousands):

	Amortized Cost and Estimated Fair Value
	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$604	$1,203
Cash equivalents
Money market mutual funds	481	249
Certificates of deposit	500	500
Commercial paper	5,200	4,400
Total cash equivalents	6,181	5,149
Total cash and cash equivalents	6,785	6,352
Short-term investments:
Corporate bonds	1,020	1,258
Certificates of deposit	2,200	3,301
Commercial paper	3,498	4,947
Total short-term investments	6,718	9,506
Total cash, and cash equivalents, and short-term investments	$13,503	$15,858

Realized gains and losses were not significant for the three months ended March 31, 2013 and 2012. As of March 31, 2013, and December 31, 2012, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at March 31, 2013, and December 31, 2012, were less than one year. There were no long-term investments at March 31, 2013 and December 31, 2012.

The Company typically invests in highly-rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2013 and 2012, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Net Book Value	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Asset Impairment	Net Book Value
Computer equipment	$378	$(60)	$318	$9,824	$(9,193)	$(253)	$378
Furniture and fixtures	-	-	-	167	(80)	(87)	-
Software	-	-	-	1,473	(1,302)	(171)	-
Leasehold improvements	-	-	-	61	(30)	(31)	-
Total	$378	$(60)	$318	$11,525	$(10,605)	$(542)	$378

Depreciation expense on property and equipment for the three months ended March 31, 2013 and 2012, including the cost of property and equipment under capital lease, was $0.1 million and $0.4 million, respectively, and is recorded in operating expenses. There was no equipment under capital lease at March 31, 2013.  Equipment under capital lease totaled $2.4 million as of March 31, 2012.  Depreciation expense on equipment under capital lease was $0.2 million for the three months ended March 31, 2012. Additionally, accumulated depreciation on equipment under capital lease was $0.5 million December 31, 2012.

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

4. Other Assets

The Company’s other assets are as follows at March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Asset Impairment	Net Book Value
Capitalized software	$-	$-	$-	$7,395	$(5,632)	$(1,763)	$-
Other assets	42	-	42	45	-	-	45
Deferred lease incentive	58	-	58	77	-	-	77
Total	$100	$-	$100	$7,517	$(5,632)	$(1,763)	$122

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including capitalized software with a recorded net value of $1.8 million was reduced to $0 at December 31, 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Accrued distribution and partner costs	$271	$919
Accrued compensation and related expenses	71	166
Accrued professional service fees	102	192
Accrued equipment purchases	-	-
Other	4	1
Total accrued liabilities	$448	$1,278

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at March 31, 2013, are being amortized over the remaining term of the underlying lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Capital lease obligations	$-	$110
Deferred rent	161	177
Total capital lease and other obligations	161	287
Less: current portion of capital lease obligations	-	(110)
Capital lease and other obligations, net of current portion	$161	$177

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of March 31, 2013, and December 31, 2012.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2013, all remaining equipment leases were paid in full and the Company was not in default on the SBLC.  As of December 31, 2012, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8. Commitments and Contingencies

As of March 31, 2013, future minimum net payments under all operating leases are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2013	$135
Years ending December 31,
2014	60
2015	81
Total minimum net payments	$276

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Accordingly, beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a six month sublease expiring in August 2013.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months.  The Company plans to move to a smaller space in May 2013.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Rent expense under all operating leases was not significant and $0.1 million for the three months ended March 31, 2013, and 2012, respectively.

Letters of Credit

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at March 31, 2013, related to security of the subleased corporate office lease and secured by a general lien on all assets of the Company.  As of March 31, 2013, and December 31, 2012, the Company was in compliance with the SBLC.

For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had a non-cancelable three month contractual obligation relating to IT data center operations as of March 31, 2013.

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

Legal Proceedings

In January 2013, Cowen and Company, a New York based investment banking firm, claimed $0.9 million due for the payment of a transaction fee related to closure of the PEEK Investments LLC tender offer. Management is challenging the claim and does not believe the demand has any merit; therefore no liability was recorded as of March 31, 2013.

The Company is involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

The Company’s Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance. The number of shares issued or reserved for issuance under the Plans was 3.9 million and 4.1 million shares of common stock as of March 31, 2013 and December 31, 2012, respectively. There were 2.7 million shares available to be granted under the 2007 Plan at March 31, 2013.

Share-based compensation expense recorded during three months ended March 31, 2013, and 2012 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales and marketing	$1	$11
Product development and technical operations	3	10
General and administrative	17	46
Total share-based compensation expense	21	67
Amounts capitalized as software development costs	-	2
Total share-based compensation	$21	$69

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31, 2013 was $0.1 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of equity awards vested during the three months ended March 31, 2013 and 2012 was not significant and $0.1 million, respectively.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2013 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2012	2,114	$2.47
Granted	-	-
Exercised	-	-
Expired	(413)	3.98
Forfeited	(515)	1.22
Options outstanding at March 31, 2013	1,186	$2.48	1.35	$2
Vested and expected to vest at March 31, 2013	1,147	$2.52	1.20	$1
Exercisable at March 31, 2013	1,023	$2.65	0.70	$-

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

The following table summarizes information about stock options outstanding at March 31, 2013:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.23	156	2.74	$1.02	101	$1.10
1.29	-	2.62	642	1.73	1.67	533	1.66
2.70	-	4.15	312	0.17	3.31	312	3.31
4.33	-	7.35	36	0.07	4.98	36	4.98
7.75	-	13.00	31	0.07	9.96	31	9.96
15.70	-	19.65	10	0.07	19.19	10	19.19
			1,186	1.35	2.48	1,023	2.65

As of April 30, 2013, 904,000 share options outstanding at March 31, 2013, were forfeited.

The following table summarizes information about stock options outstanding at April 30, 2013:

Price Ranges			Options Outstanding	Options Exercisable
			(in thousands)	(in thousands)
$0.76	-	$1.23	57	6
1.29	-	2.62	219	115
2.70	-	3.88	6	6
			282	127

Stock Awards

The Company did not issue restricted stock during the three months ended March 31, 2013 and 2012.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period.  Each offering and purchase period is 6 months. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was insignificant in 2012 and 2011. As of March 31, 2013, 84 thousand shares have been issued under the 2009 Plan.  Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options were granted in the first quarter of 2013.  The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options granted in the first quarter of 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Volatility	n/a	62.6%
Risk-free interest rate	n/a	0.88%
Expected term (years)	n/a	4.41
Expected dividend yield	n/a	-
Weighted average grant date fair value	n/a	$0.63

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three months ended March 31, 2013, and 2 thousand options exercised in three months ended March 31, 2012. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for each of the three months ended March 31, 2013 and 2012. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 56 thousand shares were purchased at approximately $0.85 per share under the program in the year ended December 31, 2012, and recorded as Treasury Stock at cost totaling approximately $48 thousand dollars.  There were no shares repurchased in the first quarter of 2013.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2013, and December 31, 2012 were as follows (in thousands):

	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$481	$481	$-
Certificates of deposit	500	-	500
Commercial paper	5,200	-	5,200
Total cash equivalents	6,181	481	5,700
Short-term investments:
Certificates of deposit	2,200	-	2,200
Corporate bonds	1,020	-	1,020
Commercial paper	3,498	-	3,498
Total short-term investments	6,718	-	6,718

Total financial assets measured at fair value	$12,899	$481	$12,418

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$249	$249	$-
Certificates of deposit	500	-	500
Commercial paper	4,400	-	4,400
Total cash equivalents	5,149	249	4,900
Short-term investments:
Certificates of deposit	3,301	-	3,301
Corporate bonds	1,258	-	1,258
Commercial paper	4,947	-	4,947
Total short-term investments	9,506	-	9,506

Total financial assets measured at fair value	$14,655	$249	$14,406

The Company held no Level 3 investments at March 31, 2013 and December 31, 2012.

At December 31, 2012, the Company used Level 3 inputs to value certain long-lived assets.  See Note 1, Impairment of Long-Lived Assets, for detail.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31, 2013 and December 31, 2012, the Company did not adjust prices received from the pricing service.

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

11. Related Party Transactions

Michael Onghai was paid $17,000 in the three months ended March 31, 2013, in connection with his services as the Company’s Chief Executive Officer and Board member.

Dr. Jean-Yves Dexmier was paid fees totaling $36,000 and $123,000, in the three months ended March 31, 2013 and March 31, 2012, respectively, in connection with his services as the Company’s Chief Executive Officer and Board member.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, that we may be unable to remain listed on the NASDAQ Stock Market, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, there had been no material changes to our critical accounting policies and estimates.

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

On July 20, 2012, PEEK Investments LLC, a Delaware limited liability company (“PEEK”) commenced the unsolicited tender offer to purchase all outstanding shares of the Company.  On January 14, 2013, PEEK consummated the Offer by purchasing 8,447,647 shares of the Company (the “Shares”), which, together with the shares owned by PEEK's affiliates as of such date, represented approximately 54% of the total outstanding shares of the Company. As a result of the consummation of the Offer, a change in control of the Company occurred, PEEK became the largest stockholder of the Company, the Board of Directors resigned and was replace by a new Board of Directors nominated by PEEK and substantially all members of senior management exited the Company.

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff.  As of December 31, 2012, we had 38 employees.  Beginning in January 2013, the Company suffered significant employee departures across all functional areas, most notably in product development, technology operations and sales.  As of March 31, 2013, we had 17 employees.  The Company has and will continue to use contractors in certain critical functional areas while a comprehensive hiring plan is developed and implemented.

The following developments, explained in greater detail in Results of Operations, had a significant impact on our business and economic performance in the first quarter of 2013:

•	Decrease in revenue across all categories of customers, including a substantial decrease in Intermediary.
•	Significant employee departures across all functional areas.
•	Costs association with the tender offer by PEEK Investments.

Results of Operations

Overview of the Three Months Ended March 31, 2013 and 2012

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Revenue	$1,998	100.0%	$4,013	100.0%	$(2,015)	(50%)
Cost of revenue	1,375	68.8%	2,215	55.2%	(840)	(38%)
Gross profit	623	31.2%	1,798	44.8%	(1,175)	(65%)
Operating expenses:
Sales and marketing	171	8.6%	706	17.6%	(535)	(76%)
Product development and technical operations	687	34.4%	1,788	44.6%	(1,101)	(62%)
General and administrative	1,213	60.7%	1,461	36.4%	(248)	(17%)
Restructuring charge	15	0.7%	-	0.0%	15	100%
Total operating expenses	2,086	104.4%	3,955	98.6%	(1,869)	(47%)
Income loss from operations	(1,463)	(73.2%)	(2,157)	(53.8%)	694	(32%)
Non-operating income (expense), net	6	0.3%	7	0.2%	(1)	(14%)
Loss from operations before income taxes	(1,457)	(72.9%)	(2,150)	(53.6%)	693	(32%)
Income tax expense	-	0.0%	-	0.0%	-	0%
Net loss	$(1,457)	(72.9%)	$(2,150)	(53.6%)	$693	(32%)

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2013, and 2012, were as follows (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,742	87%	$3,649	91%	$(1,907)	(52%)
Publisher Solutions	256	13%	364	9%	(108)	(30%)
Total revenue	$1,998	100%	$4,013	100%	$(2,015)	(50%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months ended March 31, 2013, as compared to the same periods in 2012 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers. The most substantial decrease was in the Intermediary category which was the result of a loss of a number of customers due to revenue chargebacks by large search engine providers which resulted in many of these former customers scaling back operations or exiting the business.  Comparative revenue from Direct Advertisers was also down substantially from 2012 due in large part to an absence of Company sales personnel during the first quarter of 2013. We expect that in the near future advertiser network revenue will generally remain at levels realized in the first quarter.

Publisher Solutions

Publisher Solutions revenues were lower in the three months ended March 31, 2013, compared to the same period in 2012 generally due to volume reductions by licensees. We expect that in the near future publisher solutions revenue will generally remain at levels realized in the first quarter.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners).  Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,012	51%	$1,851	46%	$(839)	(45%)
Other costs	363	18%	364	9%	(1)	(0%)
Total cost of revenue	$1,375	69%	$2,215	55%	$(840)	(38%)
Traffic acquisition costs as percentage of Advertiser Network revenue		58%		51%

TAC as a percent of Advertisers Network revenue increased in the three months ended March 31, 2013, when compared to the three months ended March 31, 2012. This increase is due to higher TAC on Intermediary business in 2013 as compared to 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013, as compared to the same period in 2012, decreased by $1.9 million. Operating expense for the three months ended March 31, 2013 included $0.5 million related to the tender offer by PEEK. Excluding the effect of this charge, operating expenses decreased by $2.4 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Contributing factors included a substantial decrease in headcount, a substantial decrease in depreciation expense, the sublease of the Company’s former corporate offices in August of 2012 and general cost containment efforts in all functional areas.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended March 31, 2013, and 2012, and were as follows (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Sales and marketing	$171	9%	$706	18%	$(535)	(76%)
Product development and technical operations	687	34%	1,788	45%	(1,101)	(62%)
General and administrative	1,213	61%	1,461	36%	(248)	(17%)
Restructuring charge	15	1%	-	0%	15	0%
Total operating expenses	$2,086	105%	$3,955	99%	$(1,869)	(47%)

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

The decrease in sales and marketing expenses for the three months ended March 31, 2013, reflects a substantial reduction in headcount and an almost complete absence of sales and marketing program expenses in 2013.  The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements, with a recorded net book value of $2.7 million, were reduced to fair market value of $0.4 million at December 31, 2012.  As a consequence of this impairment, depreciation expense in the first quarter of 2013 was substantially lower than in the comparable 2012 period.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research, training and testing. There were no capitalized software development costs in the first quarter of 2013.

Product development and technical operations and capitalized software development costs for the three months ended March 31, 2013, and 2012, were as follows (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$687	34%	$2,078	52%	$(1,391)	(67%)
Capitalized software development costs	-	0%	(290)	(7%)	290	(100%)
Total product development and technical operations expense	$687	34%	$1,788	45%	$(1,101)	(62%)

The decrease in product development and technical operations expense, net of capitalized software development costs for the three months ended March 31, 2013, is primarily due to the substantial reduction in headcount and lower depreciation expense.  The Company is developing plans for product development and technical operations and higher expenses in the future are expected in this functional area.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables. Operating expense for the three months ended March 31, 2013, included $0.5 million related to the tender offer by PEEK.

The decrease in general and administrative expenses for the three months ended March 31, 2013, is due to decreased headcount and general cost containment efforts.  We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three months ended March 31, 2013, and 2012 (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$8	0%	$20	0%	$(12)	(60%)
Interest expense	(9)	0%	(12)	0%	3	(25%)
Other income, net	7	0%	(1)	0%	8	(800%)
Total non-operating income (expense), net	$6	0%	$7	0%	$(1)	(14%)

Interest Income and Expense

Interest income, decreased 60% in the three months ended March 31, 2013 from the three months ended March 31, 2012. This decrease was primarily due to a reduction in investment balances.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This decrease was primarily due to a reduction in capital lease obligations.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the three months ended March 31, 2013, and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net cash used in operating activities	$(2,228)	$(1,635)	$(593)
Net cash provided by (used in) investing activities	2,778	(906)	3,684
Net cash used in financing activities	(109)	(168)	59
Effect of exchange rate changes on cash and cash equivalents	(8)	4	(12)
Increase (decrease) in cash and cash equivalents	$433	$(2,705)	$3,138

Cash, cash equivalents and short-term investment balances were as follows as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012	Change
Cash and cash equivalents	$6,785	$6,352	$433
Short-term investments	6,718	9,506	(2,788)
Total	$13,503	$15,858	$(2,355)
% of total assets	85%	84%
Total assets	$15,844	$18,865

At March 31, 2013, we had $13.5 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds and U.S. corporate securities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash, Cash Equivalents and Short-Term Investments,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments decreased $2.4 million to $13.5 million at March 31, 2013, from $15.9 million at December 31, 2012, primarily due to operating losses, principal payments on capital leases, and decreased accounts payable.

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

Operating Activities

Cash used in operating activities in the three months ended March 31, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first three months of 2012 was $2.2 million and consisted of a net loss of $1.5 million, adjustments for non-cash items of $0.05 million and cash used by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $0.06 million of depreciation and amortization expense on property and equipment, $0.06 million reduction in bad debt expense and $0.02 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.4 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $0.7 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

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

Investing Activities

Cash used in investing activities in the first quarter of 2013 of $2.8 million was attributed to $2.8 million net purchase of investments.

Cash used in investing activities in the first quarter of 2012 of $0.9 million was primarily attributed to $0.6 million net purchase of investments. Capital expenditures in the first quarter of 2012 consisted of an investment of $0.3 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2013 of $0.1 million is primarily attributed to scheduled capital lease payments.

Cash used in financing activities in the three months ended March 31, 2012 of $0.2 million is primarily attributed to $0.2 million in scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letters of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at March 31, 2013, related to security of our corporate office lease.

We had a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of March 31, 2013, all equipment leases have been paid in full.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of March 31, 2013, all remaining equipment leases were paid in full and the Company was not in default on the SBLC.  As of December 31, 2012, the Company was not in default on either agreement with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

Our securities may be delisted.

The NASDAQ Stock Market (“NASDAQ”) requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On June 1, 2012, we received from NASDAQ a deficiency notice letter indicating that for 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ. On November 29, 2012, we received an extension, until May 28, 2013, to regain compliance with the minimum closing bid price requirement. In accordance with Marketplace Rule 5810(c)(3)(A), we have until May 28, 2013, to regain compliance. If at any time before May 28, 2013 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, NASDAQ will provide written notification that we have achieved compliance. If we do not regain compliance by May 28, 2013 and we are not able to obtain additional time in which to regain compliance with the minimum bid price rule, our common stock may be delisted.

Provisions of Delaware corporate law and our charter and bylaws may discourage a takeover attempt, which could adversely affect the value of our Common Stock.

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

LOOKSMART, LTD.

Dated: May 15, 2013

By:	/s/ Lori House
Lori House Principal Accounting Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

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