Form 10-Q
period 2013-06-30
LOOKSMART LTD
filed 2013-08-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 5, 2013 there were 17,308,059 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1.	FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,903	$6,352
Short-term investments	2,960	9,506
Total cash, cash equivalents and short-term investments	10,863	15,858
Trade accounts receivable, net	862	2,055
Prepaid expenses and other current assets	414	452
Total current assets	12,139	18,365
Long-term investments	1,991	-
Property and equipment, net	258	378
Other assets, net	88	122
Total assets	$14,476	$18,865

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$742	$1,427
Accrued liabilities	285	1,278
Deferred revenue and customer deposits	1,030	1,147
Current portion of capital lease obligations	-	110
Total current liabilities	2,057	3,962
Long-term portion of deferred rent	156	177
Total liabilities	2,213	4,139
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,308 shares and 17,305 shares at June 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	262,497	262,463
Accumulated other comprehensive loss	(60)	(46)
Accumulated deficit	(250,130)	(247,660)
Treasury stock at cost: 76 shares at June 30, 2013 and December 31, 2012	(61)	(48)
Total stockholders' equity	12,263	14,726
Total liabilities and stockholders' equity	$14,476	$18,865

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,548	$3,574	$3,546	$7,587
Cost of revenue	983	2,370	2,358	4,585
Gross profit	565	1,204	1,188	3,002
Operating expenses:
Sales and marketing	115	753	286	1,459
Product development and technical operations	713	1,555	1,400	3,343
General and administrative	778	1,264	1,991	2,725
Restructuring charge	7	-	22	-
Total operating expenses	1,613	3,572	3,699	7,527
Loss from operations	(1,048)	(2,368)	(2,511)	(4,525)
Non-operating income (expense), net
Interest income	33	21	41	41
Interest expense	-	(9)	(9)	(21)
Other income (expense), net	2	(3)	9	(4)
Loss from operations before income taxes	(1,013)	(2,359)	(2,470)	(4,509)
Income tax expense	-	-	-	-
Net loss	$(1,013)	$(2,359)	$(2,470)	$(4,509)
Net loss per share - Basic and Diluted	$(0.06)	$(0.14)	$(0.14)	$(0.26)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,248	17,293	17,280	17,293

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,013)	$(2,359)	$(2,470)	$(4,509)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(12)	(11)	(22)
Unrealized loss on investments	(2)	(2)	(3)	27
Change in accumulated other comprehensive loss	(5)	(14)	(14)	5
Comprehensive loss	$(1,018)	$(2,373)	$(2,484)	$(4,504)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,470)	$(4,509)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	1,094
Provision for doubtful accounts	201	293
Share-based compensation	33	121
Other non-cash charges	18	38
Deferred rent	(21)	(14)
Deferred lease incentive	38	-
Restructuring charge	32	-
Changes in operating assets and liabilities:
Trade accounts receivable	992	(201)
Prepaid expenses and other current assets	34	58
Trade accounts payable	(685)	(314)
Accrued liabilities	(1,025)	214
Deferred revenue and customer deposits	(117)	16
Net cash used in operating activities	(2,850)	(3,204)
Cash flows from investing activities:
Purchase of investments	(5,266)	(7,542)
Proceeds from sale of investments	9,800	5,624
Payments for property, equipment, and capitalized software	-	(994)
Net cash provided by (used in) investing activities	4,534	(2,912)
Cash flows from financing activities:
Principal payments of capital lease obligations	(110)	(344)
Proceeds from issuance of common stock	1	9
Payments for repurchase of common stock	(13)	-
Net cash used in financing activities	(122)	(335)
Effect of exchange rate changes on cash and cash equivalents	(11)	7
Increase (decrease) in cash and cash equivalents	1,551	(6,444)
Cash and cash equivalents, beginning of period	6,352	17,950
Cash and cash equivalents, end of period	$7,903	$11,506
Supplemental disclosure of cash flow information:
Interest paid	$9	$21
Supplemental disclosure of noncash activities:
Change in unrealized gain (loss) on investments	$(3)	$27
Share-based compensation capitalized as software development costs	$-	$4

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

LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries.

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

Our largest category of customers is Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers is Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of June 30, 2013 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended June 30, 2013 is not necessarily indicative of results to be expected for the full year.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called TAC and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligors to the advertisers who are the customers of the advertising service.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both June 30, 2013 and December 31, 2012, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.9 and $0.7 million at June 30, 2013 and December 31, 2012, respectively. Bad debt expense included in general and administrative expense was $0.3 million and $0.2 million for three and six months ended June 30, 2013, respectively. Bad debt expense included in general and administrative expense was not significant and $0.3 million for the three and six months ended June 30, 2012, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2013 and December 31, 2012, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio, which may be invested in any one investment instrument. These amounts exceed federally insured limits at June 30, 2013 and December 31, 2012. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	June 30,	December 31,
	2013	2012
Company 1	58%	54%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	88%	49%	76%	56%
Europe, Middle East and Africa	**	44%	19%	37%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advertiser Networks	84%	92%	86%	92%
Publisher Solutions	16%	8%	14%	8%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Company 1	**	26%	13%	21%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distribution Partner 1	13%	26%	31%	22%
Distribution Partner 2	**	10%	11%	**
Distribution Partner 3	**	**	12%	**
Distribution Partner 4	**	**	**	11%
Distribution Partner 5	**	**	**	10%
Distribution Partner 6	**	13%	**	**

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

Internal-Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. These costs are capitalized after certain milestones have been achieved and generally amortized over a three-year period once the project is placed in service.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were incurred or capitalized in the three and six months ended June 30, 2013.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at June 30, 2013, are being amortized over the remaining term of the underlying lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”.

The Company reviews assets for evidence of impairment annually at year-end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition. At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012. The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2012.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for both the three and six months ended June 30, 2013 was not significant and $0.1 million for both the three and six months ended June 30, 2012, which was related to stock option grants and employee stock purchases.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant in both the three and six months ended June 30, 2013 as well as both the three and six months ended June 30, 2012.

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

Comprehensive Loss

Other comprehensive loss as of June 30, 2013 and December 31, 2012, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both June 30, 2013 and 2012, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of June 30, 2013 and December 31, 2012, all of the Company’s accounts receivable and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of June 30, 2013, and December 31, 2012 (in thousands):

	Amortized Cost and Estimated Fair Value
	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$906	$1,203
Cash equivalents
Money market mutual funds	2,297	249
Certificates of deposit	-	500
Commercial paper	4,700	4,400
Total cash equivalents	6,997	5,149
Total cash and cash equivalents	7,903	6,352
Short-term investments:
Corporate bonds	510	1,258
Certificates of deposit	1,200	3,301
Commercial paper	1,250	4,947
Total short-term investments	2,960	9,506
Long-term investments:
Collateralized debt obligations	1,991	-
Total long-term investments	1,991	-
Total cash, and cash equivalents, and short-term investments	$12,854	$15,858

Realized gains and losses were not significant for either of the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, and December 31, 2012, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at June 30, 2013, and December 31, 2012, were less than one year. The contractual maturity of the long-term investments is 1.25 years as of June 30, 2013. There were no long-term investments at December 31, 2012.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2013 and 2012, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Net Book Value	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Asset Impairment	Net Book Value
Computer equipment	$377	$(119)	$258	$9,824	$(9,193)	$(253)	$378
Furniture and fixtures	-	-	-	167	(80)	(87)	-
Software	-	-	-	1,473	(1,302)	(171)	-
Leasehold improvements	-	-	-	61	(30)	(31)	-
Total	$377	$(119)	$258	$11,525	$(10,605)	$(542)	$378

Depreciation expense on property and equipment for both the three and six months ended June 30, 2013, was $0.06 million and is recorded in operating expenses. Depreciation expense on property and equipment for the three and six months ended June 30, 2012, including the cost of property and equipment under capital lease was $0.3 million and $0.7 million, respectively. There was no equipment under capital lease at June 30, 2013. Equipment under capital lease totaled $1.1 million as of June 30, 2012. Depreciation expense on equipment under capital lease was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2012. Additionally, accumulated depreciation on equipment under capital lease was $0.5 million December 31, 2012.

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

4. Other Assets

The Company’s other assets are as follows at June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Asset Impairment	Net Book Value
Capitalized software	$-	$-	$-	$7,395	$(5,632)	$(1,763)	$-
Other assets	50	-	50	45	-	-	45
Deferred lease incentive	38	-	38	77	-	-	77
Total	$88	$-	$88	$7,517	$(5,632)	$(1,763)	$122

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012. Accordingly, long-lived assets including capitalized software with a recorded net value of $1.8 million was reduced to $0 at December 31, 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accrued distribution and partner costs	$195	$919
Accrued compensation and related expenses	65	166
Accrued professional service fees	21	192
Other	4	1
Total accrued liabilities	$285	$1,278

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at June 30, 2013, are being amortized over the remaining term of the underlying lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at June 30, 2013, and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Capital lease obligations	$-	$110
Deferred rent	156	177
Total capital lease and other obligations	156	287
Less: current portion of capital lease obligations	-	(110)
Capital lease and other obligations, net of current portion	$156	$177

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of June 30, 2013, and December 31, 2012.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of June 30, 2013, all remaining equipment leases were paid in full and the Company was not in default on the SBLC. As of December 31, 2012, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8. Commitments and Contingencies

As of June 30, 2013, future minimum net payments under all operating leases are as follows (in thousands):

Operating Leases
Six months ending December 31, 2013	$66
Years ending December 31,
2014	60
2015	81
Total minimum net payments	$207

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Accordingly, beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a six-month sublease expiring in August 2013.

On August 2, 2013, The Company entered into an agreement to lease office space of approximately 2,341 square feet for its headquarters in San Francisco, California, under an operating lease that will commence on September 1, 2013 and expire on August 31, 2018.

The Company leases office space in Kitchener, Canada of approximately of 5,222 square feet. The lease has a constant term of six months. The Company plans to close the Kitchener office in August 2013.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Rent expense under all operating leases was $0.02 and $0.05 million for the three and six months ended June 30, 2013, respectively. Rent expense under all operating leases was $0.2 and $0.3 million for the three and six months ended June 30, 2012, respectively.

Letters of Credit

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at June 30, 2013, related to security of the subleased corporate office lease and secured by a general lien on all assets of the Company. As of June 30, 2013, and December 31, 2012, the Company was in compliance with the SBLC.

For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had a non-cancelable three-month contractual obligation relating to IT data center operations as of June 30, 2013.

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

Legal Proceedings

In January 2013, Cowen and Company, a New York based investment banking firm, claimed $0.9 million due for the payment of a transaction fee related to closure of the PEEK Investments LLC tender offer. Management is challenging the claim and does not believe the demand has any merit; therefore no liability was recorded as of June 30, 2013.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of June 30, 2013. The number of shares issued or reserved for issuance under the 2007 Plan was 3.7 million shares of common stock as of June 30, 2013. The number of shares issued or reserved for issuance under both Plans was 4.1 million shares of common stock as of December 31, 2012. There were 3.5 million shares available to be granted under the 2007 Plan at June 30, 2013.

Share-based compensation expense recorded during three and six months ended June 30, 2013, and 2012 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$1	$6	$2	$17
Product development and technical operations	2	17	5	27
General and administrative	12	31	29	77
Total share-based compensation expense	15	54	36	121
Amounts capitalized as software development costs	-	2	-	4
Total share-based compensation	$15	$56	$36	$125

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2013 was $0.1 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during both the three and six months ended June 30, 2013 was not significant. The total fair value of equity awards vested during both the three and six months ended June 30, 2012 was $0.1 million.

Option Awards

Stock option activity under the Plans during the three and six months ended June 30, 2013 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2012	2,114	$2.47
Granted	-	-
Exercised	-	-
Expired	(413)	3.98
Forfeited	(515)	1.22
Options outstanding at March 31, 2013	1,186	$2.48
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(1,004)	$2.65
Options outstanding at June 30, 2013	182	$1.58	2.42	$-
Vested and expected to vest at June 30, 2013	168	$1.61	1.89	$-
Exercisable at June 30, 2013	135	$1.73	1.70	$-

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

The following table summarizes information about stock options outstanding at June 30, 2013:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.13	39	5.68	$0.88	13	$0.88
1.38	-	1.88	137	1.50	1.70	117	1.74
2.70	-	3.88	6	2.04	3.29	6	3.29
			182	2.42	1.58	135	1.73

Stock Awards

The Company did not issue restricted stock during the three and six months ended June 30, 2013 and 2012.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500,000 shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was insignificant in 2013 and 2012. As of June 30, 2013, 84,000 shares have been issued under the 2009 Plan. Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options were granted in the first half of 2013. The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options granted in the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	n/a	62.6%	n/a	62.6%
Risk-free interest rate	n/a	0.68%	n/a	0.78%
Expected term (years)	n/a	4.48	n/a	4.44
Expected dividend yield	n/a	-	n/a	-
Weighted average grant date fair value	n/a	$0.42	n/a	$0.52

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in both the three and six months ended June 30, 2013, and no options and 2,000 options exercised in the three and six months ended June 30, 2012, respectively. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for each of the three and six months ended June 30, 2012. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1.0 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 20,000 shares were purchased during the second quarter of 2013 at approximately $0.65 per share under the program and recorded as Treasury Stock at cost totaling approximately $13,000.00 dollars. Approximately 56,000 shares were purchased at approximately $0.85 per share under the program in the year ended December 31, 2012, and recorded as Treasury Stock at cost totaling approximately $48,000.00 dollars. There were no shares repurchased in the first quarter of 2013.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2013, and December 31, 2012 were as follows (in thousands):

	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,297	$2,297	$-	$-
Certificates of deposit	-	-	-	-
Commercial paper	4,700	-	4,700	-
Total cash equivalents	6,997	2,297	4,700	-
Short-term investments:
Certificates of deposit	1,200	-	1,200	-
Corporate bonds	510	-	510	-
Commercial paper	1,250	-	1,250	-
Total short-term investments	2,960	-	2,960	-
Long-term investments:
Collateralized debt securities	1,991	-	-	1,991
Total long-term investments	1,991	-	-	1,991
Total financial assets measured at fair value	$11,948	$2,297	$7,660	$1,991

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$249	$249	$-	$-
Certificates of deposit	500	-	500	-
Commercial paper	4,400	-	4,400	-
Total cash equivalents	5,149	249	4,900	-
Short-term investments:
Certificates of deposit	3,301	-	3,301	-
Corporate bonds	1,258	-	1,258	-
Commercial paper	4,947	-	4,947	-
Total short-term investments	9,506	-	9,506	-
Total financial assets measured at fair value	$14,655	$249	$14,406	$-

The Company held no Level 3 investments at December 31, 2012.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At June 30, 2013 and December 31, 2012, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested $2.0 million in a fully collateralized fund, the Bayberry Consumer Finance Fund IV, with a maturity date of September 30, 2014.  The payment terms allow for principal and interest payments to be received on a monthly basis determined by the investee taking in to consideration the available cash and certain waterfall requirements.  The return on investment was 1.38% as of June 30, 2013.  As of June 30, 2013, the Company has received $9,000.00 in principal payments and $28,000.00 in interest payments.  The principal amount outstanding (the amortized cost basis) at June 30, 2013 is $1,990,700.  For investments held by Company where the intent and the ability is to hold to maturity, the investments are recorded at amortized cost, reduced for non-temporary losses that are charged to earnings.  The Company has the ability and the intent to hold this investment to maturity.  No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  The aggregate fair value of the investment is $2.0 million, as of June 30, 2013.

Trade accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets approximates fair value and is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

Trade accounts payable and accrued liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount that the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

11. Related Party Transactions

Michael Onghai was paid $23,000.00 and $40,000.00 in the three and six months ended June 30, 2013, in connection with his services as the Company’s Chief Executive Officer.

Dr. Jean-Yves Dexmier earned fees totaling zero and $36,000.00, respectively, in the three and six months ended June 30, 2013 and $123,000 and $246,000 in the three and six months ended June 30, 2012, respectively, in connection with his services as the Company’s Chief Executive Officer and Board member.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, that we may be unable to remain listed on the NASDAQ Stock Market, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law; we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, there had been no material changes to our critical accounting policies and estimates.

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

Our largest category of customers is Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers is Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of June 30, 2013, we had 16 employees. The Company has and will continue to use contractors in certain critical functional areas while a comprehensive hiring plan is developed and implemented.

The following developments, explained in greater detail in Results of Operations, had a significant impact on our business and economic performance in the first half of 2013:

•	Decrease in revenue across all categories of customers, including a substantial decrease in Intermediary.
•	Significant employee departures across all functional areas.
•	Costs association with the tender offer by PEEK Investments.

Results of Operations

Overview of the Three and Six Months Ended June 30, 2013 and 2012

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Revenue	$1,548	100.0%	$3,574	100.0%	$(2,026)	(57)%
Cost of revenue	983	63.5%	2,370	66.3%	(1,387)	(59)%
Gross profit	565	36.5%	1,204	33.7%	(639)	(53)%
Operating expenses:
Sales and marketing	115	7.4%	753	21.1%	(638)	(85)%
Product development and technical operations	713	46.1%	1,555	43.5%	(842)	(54)%
General and administrative	778	50.3%	1,264	35.4%	(486)	(38)%
Restructuring charge	7	0.5%	-	-	7	100%
Total operating expenses	1,613	104.2%	3,572	100.0%	(1,959)	(55)%
Income loss from operations	(1,048)	(67.7)%	(2,368)	66.4%	1,320	(56)%
Non-operating income (expense), net	35	2.3%	9	0.3%	26	289%
Loss from operations before income taxes	(1,013)	(65.4)%	(2,359)	(66.1)%	1,346	(57)%
Income tax expense	-	-	-	-	-	-
Net loss	$(1,013)	(65.4)%	$(2,359)	(66.1)%	$1,346	(57)%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Revenue	$3,546	100.0%	$7,587	100.0%	$(4,041)	(53)%
Cost of revenue	2,358	66.5%	4,585	60.4%	(2,227)	(49)%
Gross profit	1,188	33.5%	3,002	39.6%	(1,814)	(60)%
Operating expenses:
Sales and marketing	286	8.1%	1,459	19.2%	(1,173)	(80)%
Product development and technical operations	1,400	39.5%	3,343	44.1%	(1,943)	(58)%
General and administrative	1,991	56.1%	2,725	35.9%	(734)	(27)%
Restructuring charge	22	0.6%	-	-	22	100%
Total operating expenses	3,699	104.3%	7,527	99.2%	(3,828)	(51)%
Loss from operations	(2,511)	(70.8)%	(4,525)	(59.6)%	2,014	(45)%
Non-operating income (expense), net	41	1.2%	16	0.2%	25	156%
Loss from continuing operations before income taxes	(2,470)	(69.7)%	(4,509)	(59.4)%	2,039	(45)%
Income tax expense	-	-	-	-	-	-
Net loss	$(2,470)	(69.7)%	$(4,509)	(59.4)%	$2,039	(45)%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2013, and 2012, was as follows (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,299	84%	$3,301	92%	$(2,002)	(61)%
Publisher Solutions	249	16%	273	8%	(24)	(9)%
Total revenue	$1,548	100%	$3,574	100%	$(2,026)	(57)%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,041	86%	$6,950	92%	$(3,909)	(56)%
Publisher Solutions	505	14%	637	8%	(132)	(21)%
Total revenue	$3,546	100%	$7,587	100%	$(4,041)	(53)%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and six months ended June 30, 2013, as compared to the same periods in 2012 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers. The most substantial decrease was in the Intermediary category that was the result of a loss of a number of customers due to revenue chargebacks by large search engine providers that resulted in many of these former customers scaling back operations or exiting the business. Comparative revenue from Direct Advertisers was also down substantially from 2012 due in large part to an absence of Company sales personnel during the first half of 2013. We expect that in the near future advertiser network revenue will generally remain at levels realized in the first half of 2013.

Publisher Solutions

Publisher Solutions revenues were lower in the three and six months ended June 30, 2013, compared to the same period in 2012 generally due to volume reductions by licensees. We expect that in the near future publisher solutions revenue will generally remain at levels realized in the first half of 2013.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$573	37%	$2,019	56%	$(1,446)	(72)%
Other costs	410	26%	351	10%	59	17%
Total cost of revenue	$983	63%	$2,370	66%	$(1,387)	(59)%

Traffic acquisition costs as percentage of Advertiser Network revenue		44%		61%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,585	45%	$3,870	51%	$(2,285)	(59)%
Other costs	773	22%	715	9%	58	8%
Total cost of revenue	$2,358	66%	$4,585	60%	$(2,227)	(49)%

Traffic acquisition costs as percentage of Advertiser Network revenue		52%		56%

TAC as a percent of Advertisers Network revenue decreased in the three and six months ended June 30, 2013, when compared to the three and six months ended June 30, 2012. This decrease is due to lower TAC on Intermediary business in 2013 as compared to 2012.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2013, as compared to the same period in 2012, decreased by $2.0 million and $3.8 million, respectively. Operating expense for the six months ended June 30, 2013 included $0.5 million related to the tender offer by PEEK. Excluding the effect of this charge, operating expenses decreased by $4.3 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Contributing factors included a substantial decrease in headcount, a substantial decrease in depreciation expense, the sublease of the Company’s former corporate offices in August of 2012 and general cost containment efforts in all functional areas.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and six months ended June 30, 2013, and 2012, and were as follows (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Sales and marketing	$115	7%	$753	21%	$(638)	(85)%
Product development and technical operations	713	46%	1,555	44%	(842)	(54)%
General and administrative	778	50%	1,264	35%	(486)	(38)%
Restructuring charge	7	-	-	-	7	100%
Total operating expenses	$1,613	103%	$3,572	100%	$(1,959)	(55)%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Sales and marketing	$286	8%	$1,459	19%	$(1,173)	(80)%
Product development and technical operations	1,400	39%	3,343	44%	(1,943)	(58)%
General and administrative	1,991	56%	2,725	36%	(734)	(27)%
Restructuring charge	22	1%	-	-	22	100%
Total operating expenses	$3,699	104%	$7,527	99%	$(3,828)	(51)%

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

The decrease in sales and marketing expenses for the three and six months ended June 30, 2013, reflects a substantial reduction in headcount and an almost complete absence of sales and marketing program expenses in 2013. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012. The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements, with a recorded net book value of $2.7 million, were reduced to fair market value of $0.4 million at December 31, 2012. As a consequence of this impairment, depreciation expense in the first half of 2013 was substantially lower than in the comparable 2012 period.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research, training and testing. There were no capitalized software development costs in the first half of 2013.

Product development and technical operations and capitalized software development costs for the three and six months ended June 30, 2013, and 2012, were as follows (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$713	46%	$1,889	53%	$(1,176)	(62)%
Capitalized software development costs	-	-	(334)	(9)%	334	(100)%
Total product development and technical operations expense	$713	46%	$1,555	44%	$(842)	(54)%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Product development and technical operations costs	$1,400	39%	$3,968	52%	$(2,568)	(65)%
Capitalized software development costs	-	-	(625)	(8)%	625	100%
Total product development and technical operations expense	$1,400	39%	$3,343	44%	$(1,943)	(58)%

The decrease in product development and technical operations expense, net of capitalized software development costs for the three and six months ended June 30, 2013, is primarily due to the substantial reduction in headcount and lower depreciation expense. The Company is developing plans for product development and technical operations and higher expenses in the future are expected in this functional area.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables. Operating expense for the six months ended June 30, 2013, included $0.5 million related to the tender offer by PEEK.

The decrease in general and administrative expenses for the three and six months ended June 30, 2013, is due to decreased headcount and general cost containment efforts. We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three and six months ended June 30, 2013, and 2012 (in thousands):

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$33	2%	$21	-	$12	57%
Interest expense	-	-	(9)	-	9	(100)%
Other income, net	2	-	(3)	-	5	(167)%
Total non-operating income (expense), net	$35	2%	$9	-	$26	289%

Income tax expense	$-	0%	$-	0%	$-	0%

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$41	1%	$41	-	$-	0%
Interest expense	(9)	-	(21)	-	12	(57)%
Other income (expense), net	9	-	(4)	-	13	(325)%
Total non-operating income (expense), net	$41	1%	$16	-	$25	156%

Income tax expense	$-	-	$-	-	$-	0%

Interest Income and Expense

Interest income, increased 57% and 0% in the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012. This increase was primarily due to investment in higher yield collateralized debt obligations.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. This decrease was primarily due to a reduction in capital lease obligations, of which the final leases were retired in the first quarter of 3013.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the six months ended June 30, 2013, and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net cash used in operating activities	$(2,850)	$(3,204)	$354
Net cash provided by (used in) investing activities	4,534	(2,912)	7,446
Net cash used in financing activities	(122)	(335)	213
Effect of exchange rate changes on cash and cash equivalents	(11)	7	(18)
Increase (decrease) in cash and cash equivalents	$1,551	$(6,444)	$7,995

Cash, cash equivalents and short- and long-term investment balances were as follows as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012	Change
Cash and cash equivalents	$7,903	$6,352	$1,551
Short-term investments	2,960	9,506	(6,546)
Long-term investments	1,991	-	1,991
Total	$12,854	$15,858	$(3,004)
% of total assets	89%	84%
Total assets	$14,476	$18,865

At June 30, 2013, we had $12.9 million of cash, cash equivalents and short- and long-term marketable investments. Cash equivalents and short- and long-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and collateralized debt obligations. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short- and long-term investments decreased $3.0 million to $12.9 million at June 30, 2013, from $15.9 million at December 31, 2012, primarily due to operating losses, principal payments on capital leases, and decreased accounts payable.

Our primary source of liquidity is our cash, cash equivalents, and short- and long-term investments. Our current primary use of cash is to fund operating losses and investment in software development.  We believe that our existing cash, cash equivalents, and short- and long-term investments will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the six months ended June 30, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2013 was $2.9 million and consisted of a net loss of $2.5 million, adjustments for non-cash items of $0.4 million and cash used by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $0.1 million of depreciation and amortization expense on property and equipment, $0.2 million in bad debt expense and $0.03 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.7 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $1.0 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

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

Investing Activities

Cash provided by investing activities in the first half of 2013 of $4.5 million was attributed to $4.5million net purchase of investments.

Cash used in investing activities in the first half of 2012 of $2.9 million was primarily attributed to $1.9 million net purchase of investments. Capital expenditures in the first half of 2012 consisted of $0.4 million for equipment acquired during the period and an investment of $0.6 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the first half of 2013 of $0.1 million is primarily attributed to scheduled capital lease payments.

Cash used in financing activities in the first half of 2012 of $0.3 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at June 30, 2013, related to security of our corporate office lease, which is secured by a restricted money market account.

We had a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of June 30, 2013, all equipment leases have been paid in full.

The agreements with CNB, originally consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contained cross-default provisions, whereby a default under one is deemed a default for the other, and was secured by a general lien on all assets of the Company. As of June 30, 2013, all remaining equipment leases were paid in full and the SBLC was secured by the restricted money market account. As of December 31, 2012, the Company was not in default on either agreement with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the six months ended June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our Company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and Form 10-Q, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Principal Accounting Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

Our securities may be delisted.

The NASDAQ Stock Market (“NASDAQ”) requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On May 29, 2013, NASDAQ notified LookSmart, Ltd. (the "Company") that: the Company had not regained compliance with Listing Rule 5550(a)(2); the Company's common stock is subject to delisting from the Capital Market; and, unless the Company requests an appeal of the delisting determination, trading of the Company's common stock will be suspended at the opening of business on June 7, 2013. The Company requested an appeal of the determination and submitted a plan to regain compliance with the applicable listing rules. The Company was notified that this plan was accepted by NASDAQ on July 22, 2013. The Company believes it will be able to regain compliance with the applicable listing rules by effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the applicable listing rules within the time frame provided or continue to comply with the applicable listing rules in the future, even if the reverse stock split is effected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased Under Publically Announced Programs	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	-	$-	$951,849
May 1, 2013 - May 31, 2013	12,435	0.64	943,887
June 1, 2013 - June 30, 2013	7,434	0.68	938,840
Total	19,869	$0.65	$938,840

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOKSMART, LTD.

Dated: August 14, 2013

By:	/s/ Lori House
Lori House Principal Accounting Officer

33

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

