Form 10-K/A
period 2012-12-31
LOOKSMART LTD
filed 2013-09-16
CIK 1077866

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2012

Commission File Number:	000-26357

LookSmart, Ltd.
(Exact Name of Registrant as specified in its Charter)

Delaware	13-3904355
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 California Street, Suite 324, San Francisco, California 94104
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:	(415) 348-7000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
	(Title of Class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:	None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.         Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates as of June 28, 2013:	$11,942,560

Shares of Common Stock, $0.001 par value, outstanding as of September 16, 2013:	17,308,059

Documents Incorporated by Reference
None

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Introduction

This Amendment No.1 is filed by LookSmart, Ltd. to amend the Form 10-K filed on April 1, 2013 by LookSmart with the Commission ("Existing Form 10-K") to include information that was to be incorporated by reference in Part III of the Existing Form 10-K. Except as otherwise provided hereby, the Form 10-K remains unchanged.

Item 10. Directors, Executive Officers, and Corporate Governance.

Item 10 of the Existing Form 10-K is hereby amended and restated in its entirety as follows:

"Information Concerning Former Directors and Former Executive Officers

Each person who was a director or executive officer of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, William O'Kelly, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors or executive officers, certain information herein is provided as to the former directors and former executive officers, including certain information as to corporate governance and director and executive compensation for the 2012 fiscal year.

Except as otherwise provided herein or required by context, information herein concerning directors and executive officers is provided as to the persons who are as of the filing hereof directors and executive officers of the Company.

Directors

The following table provides information as of September 16, 2013 as to each person who is as of the filing hereof a director of the Company:

Name	Age	Term	Class	Next Election	Director Since	Other Offices and Positions
Michael Onghai	43	(1)	I	2015	January 14, 2013	Chief Executive Officer, President, and Secretary (2)
Christian Chan	40	(1)	II	2013	January 14, 2013	Chairman (3) (4)
Paul Pelosi Jr.	44	(1)	II	2013	January 14, 2013	(4)
Thorsten Weigl	37	(1)	III	2014	January 14, 2013	(4)

*
(1)	The directors are divided into three classes. Each director holds office until the next election of the class for which such director has been chosen and until such director's successor is elected and qualified or such director's earlier death, resignation, or removal.

(2)	Chief Executive Officer and President since January 25, 2013 and Secretary since April 25, 2013.

(3)	Chairman of the board of directors since January 25, 2013.

(4)	Such director holds one or more board committee positions as provided in the following table:

	Audit		Compensation		Nominating
	Committee		Committee		Committee
Name	Member	Chair	Member	Chair	Member	Chair	Position Since
Christian Chan	X	X	X	X	X		January 25, 2013
Paul Pelosi Jr.	X		X		X	X	January 25, 2013
Thorsten Weigl	X		X		X		January 25, 2013

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Executive Officers

The following table provides information as of September 16, 2013 as to each person who is as of the filing hereof an executive officer of the Company:

Name	Age	Term	Principal Position	Position Since	Other Offices and Positions
Michael Onghai	43	(1)	Chief Executive Officer	January 25, 2013	Director, President, and Secretary (2)

*
(1)	Each officer is chosen and holds office for such term as prescribed by the bylaws or determined by the board and until such officer's successor is elected and qualified or such officer's earlier death, resignation, or removal.

(2)	Director since January 14, 2013, President since January 25, 2013, and Secretary since April 25, 2013.

No Family Relationships

There is no family relationship between any director or executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

Christian Chan has been a director since January 14, 2013 and Chairman of the board of directors since January 25, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Chan has been a private investor and an independent portfolio manager and adviser to family offices and value-oriented investment funds. Mr. Chan is a director of funds affiliated with Argyle Street Management Limited, an SEC-registered investment adviser. Mr. Chan holds a B.A.S. and a M.S. from Stanford University.

Michael Onghai has been a director since January 14, 2013 and Chief Executive Officer since January 25, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Onghai has been a private investor and an investment manager, including as the principal of Snowy August Management LLC, a value-oriented alternative investment manager he founded in 2011, and, prior to 2011, as a principal and portfolio manager of Ibis Management LLC, an investment management firm he joined in 2003. Mr. Onghai is a Chartered Financial Analyst and the founder of AppAddictive, a venture capital-sponsored social media digital holding company. Mr. Onghai holds a B.S. in Computer Science and Engineering from UCLA.

Paul Pelosi Jr. has been a director since January 14, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Pelosi has been a private investor and an independent adviser to emerging and Fortune 500 companies, including as to finance, infrastructure, sustainability, security, and public policy matters. Mr. Pelosi holds a B.A. and a J.D./M.B.A. from Georgetown University.

Thorsten Weigl has been a director since January 14, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Weigl has been a private investor and the Chief Executive Officer of Solom GmbH, an asset management company. Mr. Weigl oversees one of Germany's largest intellectual property portfolios and has managed investments in internet and technology companies since 1998.

Other Directorships

The following table provides information as to certain other public company directorships held by the directors as of the filing hereof or during the past five years:

Name	Other Directorships
Michael Onghai	Director of MGT Capital Investments, Inc.
Paul Pelosi, Jr.	Director of Cereplast Inc.; and former director of Natural Blue Resources, Inc

Director Independence

The Company has determined that each director (other than Mr. Onghai), including Christian Chan, Paul Pelosi, Jr., and Thorsten Weigl, is "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Board Committees

The board has designated committees, including a standing audit committee, compensation committee, and nominating and governance committee. Each committee member is designated by the board or as provided by the bylaws of the Company. Each committee member is identified under "Directors" herein.

Committee Member Independence

The Company has determined that each committee member, including Christian Chan, Paul Pelosi, Jr., and Thorsten Weigl, is "independent" as defined by, and determined under, the applicable board committee independence standards of The NASDAQ Stock Market LLC.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each audit committee member is identified under "Directors" herein.

Audit Committee Financial Expert

The board of directors has determined that the Company has at least one audit committee financial expert serving on the audit committee. The board has determined that Mr. Chan is an audit committee financial expert and "independent" as independence for audit committee members is defined in the applicable listing standards of The NASDAQ Stock Market LLC.

Nominating Committee

The nominating committee has concluded that each person who is a director should continue to serve as a director as of the filing hereof in light of the business and structure of the Company and the specific experience, qualifications, attributes, and skills of such person. The following table provides information, for each such person, as to the specific experience, qualifications, attributes, and skills that led the nominating committee to conclude that such person should continue to serve as a director as of the filing hereof:

Name	Specific Experience, Qualifications, Attributes, and Skills
Christian Chan	Experience as a director and managing investments and with other investment and financial matters and financial expertise as an investment adviser.
Michael Onghai	Experience as a director and developing and buying and selling public and private technology companies and financial expertise as an investment adviser and Chartered Financial Analyst.
Paul Pelosi, Jr.	Experience as a director and executive officer of a public company and as an independent adviser to public and private financial institutions and leadership and governance skills.
Thorsten Weigl	Experience as an executive and entrepreneur and managing intellectual property assets and investments in internet and technology companies.

Procedures for Security Holders to Recommend Nominees for Election as Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since the Company last described such procedures or any material changes thereto.

Company Policy as to Director Attendance at Annual Meetings of Stockholders

The Company's policy encourages board members to attend annual meetings of stockholders.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms and representations furnished to the Company during or with respect to the most recent completed fiscal year, no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) during such fiscal year or prior fiscal years.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company has posted the code of ethics on the Company's Internet website at http://www.looksmart.com/corporate-governance. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the code of ethics by posting such information on the Company's Internet website.

Information Concerning Former Directors

Each person who was a director of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors, certain information herein is provided as to the former directors, including certain information as to corporate governance for the 2012 fiscal year.

2012 Director Independence

As to the persons who served as directors during any part of the last completed fiscal year, the Company has determined that each such former director (other than Mr. Dexmier), including Anthony Castagna, Teresa Dial, Scott Kauffman, Mark Sanders, and Timothy Wright, was "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

2012 Board Committees

The following table provides information as to each person who was a member of any committee of the board of directors during the last completed fiscal year:

	Audit Committee		Compensation Committee		Nominating Committee		Special Committee
Name	Member	Chair	Member	Chair	Member	Chair	Member	Chair
Anthony Castagna	X	X
Teresa Dial
Scott Kauffman			X	X	X		X	X
Mark Sanders	X				X	X	X
Timothy Wright	X		X	X			X

2012 Board Committee Member Independence

As to the persons who served as committee members during any part of the last completed fiscal year, the Company has determined that each such former committee member, including Anthony Castagna, Teresa Dial, Scott Kauffman, Mark Sanders, and Timothy Wright, was "independent" as defined by, and determined under, the applicable board committee independence standards of The NASDAQ Stock Market LLC.

2012 Board and Committee Meetings

The following table provides information as to the number of board and committee meetings held during the last full fiscal year:

	Board	Audit Committee	Compensation Committee	Nominating Committee	Special Committee
Meetings	20	6	4	3	3

Each person who was a director during the last full fiscal year attended at least 75% of the aggregate of the total number of board meetings held during such fiscal year (or any part thereof during which such person was a director) and the total number of committee meetings held by all committees on which such person served during such fiscal year (or any part thereof during which such person served on any committee).

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

2012 Director Attendance at 2012 Annual Meeting of Stockholders

Three members of the board of directors attended the 2012 annual meeting of stockholders."

Item 11. Executive Compensation.

Item 11 of the Existing Form 10-K is hereby amended and restated in its entirety as follows:

"Information Concerning Former Executive Officers

Each person who was an executive officer of the Company during the 2012 fiscal year, including Jean-Yves Dexmier and William O'Kelly, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer executive officers, certain information herein is provided as to the former executive officers, including information concerning executive compensation for the 2011 and 2012 fiscal years.

2012 Named Executive Officer Compensation

The following table provides information as to the compensation of each named executive officer ("2012 Named Executive Officer") for each of the last two completed fiscal years:

2012 Summary Compensation Table

Name [Principal Position]	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total

Jean-Yves Dexmier	2012	-	-	-	$480,750 (2) (3)	$480,750 (2) (3)
[Chief Executive Officer]	2011	-	-	$6,446 (4)	$492,000 (5) (6)	$498,446 (5) (6)

William O'Kelly	2012	$250,000	-	-	-	$250,000
[Chief Financial Officer]	2011	$239,538 (7)	$11,717	$161,748 (8)	$9,000 (9)	$422,003

*
(1)	Represents aggregate grant date fair value (computed in accordance with FASB ASC Topic 718), subject to valuation assumptions discussed in Note 10 to the financial statements filed as part hereof.

(2)	Paid to Napa Valley Linens, a table linen rental business operated by Mr. Dexmier's spouse. See Item 14 hereof.

(3)	Includes $48,750 otherwise payable to Mr. Dexmier as director fees. See "Director Compensation."

(4)	Represents option granted to Mr. Dexmier on October 4, 2011 as director compensation.

(5)	Includes $432,000 paid to Napa Valley Linens. See Item 14 hereof.

(6)	Includes $60,000 paid to Mr. Dexmier as director fees.

(7)	Represents salary from January 17, 2011 through December 31, 2011.

(8)	Represents option granted to Mr. O'Kelly on February 11, 2011 as employment inducement.

(9)	Represents consulting fees from January 1, 2011 through January 16, 2011.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

The following table provides information as to the equity awards of each 2012 Named Executive Officer outstanding as of the end of the last completed fiscal year:

2012 Named Executive Officers - Outstanding Equity Awards at Fiscal Year-End Table

Name	Option Grant Date	Option Shares (#) Exercisable	Option Shares (#) Unexercisable	Option Exercise Price	Option Expiration Date	*
Jean-Yves Dexmier	August 9, 2007	17,000	-	$2.62	August 9, 2017	(1) (2)
Jean-Yves Dexmier	August 9, 2007	2,250	-	$2.62	August 9, 2017	(1) (2)
Jean-Yves Dexmier	March 24, 2009	4,500	-	$1.02	March 24, 2019	(1) (2)
Jean-Yves Dexmier	May 17, 2009	9,000	-	$1.42	May 17, 2019	(1) (2)
Jean-Yves Dexmier	August 3, 2009	9,000	-	$1.23	August 3, 2016	(1) (2)
Jean-Yves Dexmier	August 6, 2010	9,000	-	$1.50	August 6, 2017	(1) (2)
Jean-Yves Dexmier	August 6, 2010	181,250	118,750	$1.50	August 6, 2017	(2) (3)
Jean-Yves Dexmier	October 4, 2011	9,000	-	$1.39	October 4, 2018	(1) (2)
William O'Kelly	February 11, 2011	97,500	82,500	$1.79	February 11, 2018	(3) (4)

*
(1)	Granted as director compensation and vested immediately.

(2)	Forfeited (unexercised) on April 28, 2013 as a result of termination of service on January 28, 2013.

(3)	Granted subject to vesting of 25% after one year and thereafter in equal monthly installments over three years.

(4)	Forfeited (unexercised) on July 25, 2013 as a result of termination of service on April 25, 2013.

2012 Post-Termination Compensation or Benefits

Except as otherwise provided herein, the Company has no employment, severance, change of control, or other agreement with any 2012 Named Executive Officer that provides for any payment to such 2012 Named Executive Officer at, following, or in connection with the resignation, retirement, or other termination of such 2012 Named Executive Officer or a change in control of the Company.

Information Concerning Former Directors

Each person who was a director of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors, certain information herein is provided as to the former directors, including information concerning director compensation for the 2012 fiscal year.

2012 Director Compensation

The following table provides information as to the compensation of directors for the last completed fiscal year:

Name	Fees Paid in Cash (1)	Option Awards (2) (3)	Total
Anthony Castagna	$55,000	-	$55,000
Jean-Yves Dexmier	$48,750 (4)	-	$48,750 (4)
Teresa Dial	-	$6,315	$6,315
Scott Kauffman	$144,875	-	$144,875
Mark Sanders	$86,375	-	$86,375
Timothy Wright	$79,375	-	$79,375
Total:	$414,375	$6,315	$420,690

*
(1)	See the "2012 Directors - Fees Paid in Cash" table provided herein.

(2)	Represents aggregate grant date fair value (computed in accordance with FASB ASC Topic 718), subject to valuation assumptions discussed in Note 10 to the financial statements filed as part hereof.

(3)	See the "2012 Directors - Outstanding Equity Awards at Fiscal Year-End" table provided herein.

(4)	Paid to Napa Valley Linens, a table linen rental business operated by Mr. Dexmier's spouse. See Item 14 hereof.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

The following table provides information as to the fees paid in cash to the directors for the last completed fiscal year:

2012 Directors - Fees Paid in Cash

	Standard Director Compensation Arrangements for 2012
	$30,000	$30,000	$15,000	$10,000	$15,000	$6,000	$9,000	$2,000	$5,000
			Lead	Audit	Audit	Comp.	Comp.	Nom.	Nom.
	Board	Board	Ind.	Comm.	Comm.	Comm.	Comm.	Comm.	Comm.
Name	Member	Chair	Director	Member	Chair	Member	Chair	Member	Chair	Other (1)	Total
Anthony Castagna	$30,000	-	-	$10,000	$15,000	-	-	-	-	-	$55,000
Jean-Yves Dexmier	$30,000	$18,750	-	-	-	-	-	-	-	-	$48,750
Teresa Dial	$30,000	-	-	-	-	-	-	-	-	-	$0.00
Scott Kauffman	$30,000	$11,250	-	-	-	$6,000	$5,625	$2,000	-	$90,000	$144,875
Mark Sanders	$30,000	-	$9,375	$10,000	-	-	-	$2,000	$5,000	$30,000	$86,375
Timothy Wright	$30,000	-	-	$10,000	-	$6,000	$3,375	-	-	$30,000	$79,375
Total:	$150,000	$30,000	$9,375	$30,000	$15,000	$12,000	$9,000	$4,000	$5,000	$150,000	$414,375

*
(1)	Represents fees paid to the members of a Special Committee, which held three meetings in 2012.

The following table provides information as to the equity awards of each director outstanding as of the end of the last completed fiscal year:

2012 Directors - Outstanding Equity Awards at Fiscal Year-End

Name	Option Shares (#) Exercisable	Option Shares (#) Unexercisable	*
Anthony Castagna	247,785	-	(1)
Jean-Yves Dexmier	241,000	118,750	(1)
Teresa Dial	376,005	-	(1)
Scott Kauffman	151,863	-	(1)
Mark Sanders	9,444	7,556	(1)
Timothy Wright	158,202	-	(1)

*
(1)	Forfeited (unexercised) after the fiscal year-end as a result of termination of service."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 of the Existing Form 10-K is hereby amended and restated in its entirety as follows:

"The following table provides information as of September 12, 2013 as to the common stock of the Company beneficially owned by all directors and nominees, directors and executive officers as a group, and each person known to the Company to beneficially own more than 5% of the common stock:

Beneficial Ownership Table

Name and Address of Beneficial Owner (1)	Shares	Percent of Class	*
Michael Onghai	9,310,959	53.8%	(2)
Thorsten Weigl	548,309	3.2%	(3)
Christian Chan	0	0.0%
Paul Pelosi Jr.	0	0.0%
Directors and executive officers as a group (4 persons):	9,844,268	57.0%
Platinum Partners Value Arbitrage Fund L.P.	1,728,000	9.9%	(4)
Renaissance Technologies LLC	952,100	5.5%	(5)
Dimensional Fund Advisors LP	944,492	5.5%	(6)

*
(1)	To the Company's knowledge, except as otherwise provided herein, each person named herein as a beneficial owner of securities has sole voting and investment power as to such securities and such person's address is c/o LookSmart, Ltd., 555 California Street, Suite 324, San Francisco, California 94104.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

(2)	Represents securities owned or held by or for the account of other persons as portfolio securities, which may be deemed to be beneficially owned directly by Snowy August Management LLC, as an investment manager to such persons, and indirectly by Mr. Onghai, as the President of Snowy August Management.

(3)	Represents securities which may be deemed to be beneficially owned directly by Solom GmbH and indirectly by Mr. Weigl, as the Chief Executive Officer of Solom GmbH.

(4)	According to the Schedule 13G/A filed January 17, 2013 by such persons with the Commission, such securities are beneficially owned (and voting and investment power as to such securities is shared) by Platinum Partners Value Arbitrage Fund L.P., Platinum Management (NY) LLC, Uri Landesman, and Mark Nordlicht and the address of such persons is 152 West 57th Street, 54th Floor, New York, New York 10019.

(5)	According to the Schedule 13G/A filed February 12, 2013 by such persons with the Commission, such securities are beneficially owned by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation and the address of such persons is 800 Third Avenue, New York, New York 10022.

(6)	According to the Schedule 13G/A filed February 11, 2013 by such person with the Commission, the address of such person is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Information Concerning Former Executive Officers

Each person who was an executive officer of the Company during the 2012 fiscal year, including Jean-Yves Dexmier and William O'Kelly, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer executive officers, certain information herein is provided as to the former executive officers, including certain information as to beneficial ownership.

The following table provides information as of September 16, 2013 as to the common stock of the Company beneficially owned by each 2012 Named Executive Officer:

2012 Named Executive Officer - Beneficial Ownership Table

2012 Named Executive Officers	Shares	Percent of Class
Jean-Yves Dexmier	0	0.0%
William O'Kelly	0	0.0%

Information Concerning Former Directors and Former Executive Officers

Each person who was a director or executive officer of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, William O'Kelly, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors or executive officers, certain information herein is provided as to the former directors and former executive officers, including certain information as to equity compensation plans approved or administered by such former directors and former executive officers and options approved or granted by or to such former directors or former executive officers.

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance:

2012 Equity Compensation Plan Information

	Securities (#) to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Securities (#) Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	2,114,446	$2.47	1,856,813
Equity compensation plans not approved by security holders	-	-	-
Total:	2,114,446	$2.47	1,856,813

The current directors of the Company have not approved or granted any equity compensation plan or options."

Item 13. Certain Relationships and Related Transactions and Director Independence.

Item 13 of the Existing Form 10-K is hereby amended and restated in its entirety as follows:

"Director Independence

The Company has determined that each director (other than Mr. Onghai), including Christian Chan, Paul Pelosi, Jr., and Thorsten Weigl, is "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Committee Member Independence

The Company has determined that each committee member, including Christian Chan, Paul Pelosi, Jr., and Thorsten Weigl, is "independent" as defined by, and determined under, the applicable board committee independence standards of The NASDAQ Stock Market LLC.

Information Concerning Former Directors

Each person who was a director of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors, certain information herein is provided as to the former directors, including certain information as to the independence of such former directors.

2012 Director Independence

As to the persons who served as directors during any part of the last completed fiscal year, the Company has determined that each such former director (other than Mr. Dexmier), including Anthony Castagna, Teresa Dial, Scott Kauffman, Mark Sanders, and Timothy Wright, was "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

2012 Board Committee Member Independence

As to the persons who served as committee members during any part of the last completed fiscal year, the Company has determined that each such former committee member, including Anthony Castagna, Teresa Dial, Scott Kauffman, Mark Sanders, and Timothy Wright, was "independent" as defined by, and determined under, the applicable board committee independence standards of The NASDAQ Stock Market LLC.

Information Concerning Former Directors and Former Executive Officers

Each person who was a director or executive officer of the Company during the 2012 fiscal year, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, William O'Kelly, Mark Sanders, and Timothy Wright, has been terminated for cause or removed for cause or otherwise ceased to hold any office or position with the Company.

Although they are no longer directors or executive officers, certain information herein is provided as to the former directors and former executive officers, including certain information as to related party transactions reviewed or approved by such former directors or former executive officers and related party transactions in which such former directors or former executive officers or a family member of any such former director or former executive officer had or has an interest.

Certain Relationships and Related Transactions

During 2012, the Company paid fees to Dexline Inc. dba Napa Valley Linens.

Napa Valley Linens was and is a table linen rental business owned or operated directly or indirectly by Mr. Dexmier and Mr. Dexmier's spouse, Sharon Dexmier, and possibly one or more other family members of Mr. Dexmier. According to public information, Sharon Dexmier is the President of Napa Valley Linens and Mr. Dexmier was or is the Secretary and Treasurer of Napa Valley Linens and the registered agent of Napa Valley Linens in the State of California.

The following table provides information as to fees that the former directors and executive officers, including Anthony Castagna, Jean-Yves Dexmier, Scott Kauffman, William O'Kelly, Mark Sanders, and Timothy Wright, caused the Company to pay to Napa Valley Linens for the last completed fiscal year:

2012 Fee Payments to Napa Valley Linens

Related Party	Year	Table Linen Rental/Consulting Fees	Board Fees	Board Chair Fees	Total Fees

Napa Valley Linens	2012	$432,000	$30,000	$18,750	$480,750

Item 15. Exhibits and Financial Statement Schedules.

Item 15 of the Existing Form 10-K is hereby amended and supplemented as follows:

"The information in the Exhibit Index hereto is hereby incorporated herein by reference."

Remainder of Page Intentionally Left Blank. Signature Page to Follow.

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LookSmart, Ltd.

By:	/s/ Michael Onghai
Name:	Michael Onghai
Title:	Chief Executive Officer
Date:	September 16, 2013

Remainder of Page Intentionally Left Blank. Exhibit Index to Follow.

Signature Page

LookSmart, Ltd. - Form 10-K/A-1 - September 16, 2013

Exhibit Index

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Remainder of Page Intentionally Left Blank. Exhibits to Follow.

Exhibit Index