Form 10-Q
period 2013-09-30
LOOKSMART LTD
filed 2013-11-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .

Commission File Number: 000-26357

LOOKSMART, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Geary Street, Suite 235
San Francisco, California 94108
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

As of November 11, 2013 there were 17,308,059 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I
ITEM 1.       FINANCIAL STATEMENTS

LOOKSMART, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,813	$6,352
Short-term investments	5,114	9,506
Total cash, cash equivalents and short-term investments	7,927	15,858
Trade accounts receivable, net	696	2,055
Prepaid expenses and other current assets	1,282	452
Total current assets	9,905	18,365
Long-term investments	154	-
Property and equipment, net	3,339	378
Other assets, net	266	122
Total assets	$13,664	$18,865

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$886	$1,427
Accrued liabilities	316	1,278
Deferred revenue and customer deposits	1,013	1,147
Current portion of capital lease obligations	-	110
Total current liabilities	2,215	3,962
Long-term portion of deferred rent	143	177
Total liabilities	2,358	4,139
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 17,308 shares and 17,305 shares at September 30, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	262,501	262,463
Accumulated other comprehensive loss	(64)	(46)
Accumulated deficit	(251,082)	(247,660)
Treasury stock at cost: 83 shares at September 30, 2013 and 56 shares at December 31, 2012	(66)	(48)
Total stockholders' equity	11,306	14,726
Total liabilities and stockholders' equity	$13,664	$18,865

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,642	$3,915	$5,188	$11,502
Cost of revenue	1,129	2,564	3,487	7,149
Gross profit	513	1,351	1,701	4,353
Operating expenses:
Sales and marketing	264	682	550	2,141
Product development and technical operations	830	1,437	2,230	4,780
General and administrative	422	1,743	2,413	4,468
Restructuring charge	9	159	31	159
Total operating expenses	1,525	4,021	5,224	11,548
Loss from operations	(1,012)	(2,670)	(3,523)	(7,195)
Non-operating income (expense), net
Interest income	87	23	128	64
Interest expense	-	(7)	(9)	(28)
Other income (expense), net	(20)	-	(11)	(4)
Loss from operations before income taxes	(945)	(2,654)	(3,415)	(7,163)
Income tax expense	(7)	-	(7)	-
Net loss	$(952)	$(2,654)	$(3,422)	$(7,163)
Net loss per share - Basic and Diluted	$(0.06)	$(0.15)	$(0.20)	$(0.41)
Weighted average shares outstanding used in computing basic and diluted net loss per share	17,217	17,306	17,273	17,306

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(952)	$(2,654)	$(3,422)	$(7,163)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(12)	(17)	(34)
Unrealized loss on investments	2	(1)	(1)	26
Change in accumulated other comprehensive loss	(4)	(13)	(18)	(8)
Comprehensive loss	$(956)	$(2,667)	$(3,440)	$(7,171)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,422)	$(7,163)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	1,568
Provision for doubtful accounts	155	293
Share-based compensation	37	170
Other non-cash charges	30	57
Deferred rent	(34)	(5)
Deferred lease incentive	58	-
Restructuring charge	40	159
Changes in operating assets and liabilities:
Trade accounts receivable	1,204	(723)
Prepaid expenses and other current assets	(879)	(75)
Trade accounts payable	(541)	205
Accrued liabilities	(1,002)	312
Deferred revenue and customer deposits	(134)	(18)
Net cash used in operating activities	(4,315)	(5,220)
Cash flows from investing activities:
Purchase of investments	(7,728)	(15,560)
Proceeds from sale of investments	11,935	11,220
Payments for property, equipment, and capitalized software	(3,134)	(1,387)
Purchase of intangible assets	(153)	-
Net cash provided by (used in) investing activities	920	(5,727)
Cash flows from financing activities:
Principal payments of capital lease obligations	(110)	(448)
Proceeds from issuance of common stock	1	19
Payments for repurchase of common stock	(18)	(34)
Net cash used in financing activities	(127)	(463)
Effect of exchange rate changes on cash and cash equivalents	(17)	(34)
Decrease in cash and cash equivalents	(3,539)	(11,444)
Cash and cash equivalents, beginning of period	6,352	17,950
Cash and cash equivalents, end of period	$2,813	$6,506
Supplemental disclosure of cash flow information:
Interest paid	$9	$28
Supplemental disclosure of noncash activities:
Change in unrealized gain (loss) on investments	$(1)	$26
Share-based compensation capitalized as software development costs	$-	$12

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

On September 3, 2013, Looksmart purchased the assets of Syncapse, Inc., for $3.0 million.  For this consideration, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online.  As a result of this asset purchase, the Company is expanding its offerings to our current customer base.  This expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social.  The company intends to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to allow customers the ability to maximize their ad spend in all relevant ad categories.

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

Subsequent to the quarter end, the company acquired a 10,000 square foot Data Center Facility in Phoenix, Arizona.  This facility will allow the company to consolidate its data needs in a company-owned data center, as well as expand its cloud based offerings to our customers.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2013 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended September 30, 2013 is not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both September 30, 2013 and December 31, 2012, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.9 and $0.7 million at September 30, 2013 and December 31, 2012, respectively. Bad debt expense included in general and administrative expense was not significant and $0.2 million for three and nine months ended September 30, 2013, respectively. Bad debt expense included in general and administrative expense was not significant and $0.3 million for the three and nine months ended September 30, 2012, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2013 and December 31, 2012, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio, which may be invested in any one investment instrument. These amounts exceed federally insured limits at September 30, 2013 and December 31, 2012. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	September 30,	December 31,
	2013	2012
Company 1	35%	54%
Company 2	15%	**
Company 3	13%	**

________________________________________________________
** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	48%	53%	67%	55%
Europe, Middle East and Africa	22%	36%	18%	39%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Advertiser Networks	85%	94%	86%	92%
Publisher Solutions	15%	6%	14%	8%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Company 1	16%	**	11%	**
Company 2	**	27%	**	23%
Company 3	10%	**	**	**

________________________________________________________
** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

Accounted formore than 10% of TAC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distribution Partner 1	21%	37%	28%	27%
Distribution Partner 2	16%	**	11%	**
Distribution Partner 3	10%	10%	11%	**
Distribution Partner 4	**	**	**	10%

_________________________________________________________
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

In August 2013, the Company entered into a purchase agreement for a building in Arizona and closed escrow on November 1, 2013.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were incurred or capitalized in the three and nine months ended September 30, 2013.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at September30, 2013, are being amortized over the remaining term of the underlying lease.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized for both the three and nine months ended September30, 2013 was not significant. Share-based compensation expense recognized for the three and nine months ended September30, 2012, was $0.1 million and $0.2 million, respectively.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant in both the three and nine months ended September30, 2013 as well as both the three and nine months ended September30, 2012.

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

Comprehensive Loss

Other comprehensive loss as of September30, 2013 and December 31, 2012, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options.  As a result of the Company’s net loss position at both September30, 2013 and 2012, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of September30, 2013 and December 31, 2012, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States.

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

Subsequent Events

On November 6, 2013, the Company effected a 1:3 reverse stock split.

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September30, 2013, and December 31, 2012 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$1,031	$1,203
Cash equivalents
Money market mutual funds	1,282	249
Certificates of deposit	500	500
Commercial paper	-	4,400
Total cash equivalents	1,782	5,149
Total cash and cash equivalents	2,813	6,352
Short-term investments:
Corporate bonds	911	1,258
Certificates of deposit	1,700	3,301
Commercial paper	700	4,947
Collateralized debt obligations	1,803	-
Total short-term investments	5,114	9,506
Long-term investments:
Certificates of deposit	154	-
Total long-term investments	154	-
Total cash, and cash equivalents, short-term and long-term investments	$8,081	$15,858

Realized gains and losses were not significant for either of the three and nine months ended September30, 2013 and 2012. As of September 30, 2013, and December 31, 2012, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2013, and December 31, 2012, were less than one year. The contractual maturity of the long-term investments is one year as of September 30, 2013.  There were no long-term investments at December 31, 2012.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at September30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Net Book Value	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Asset Impairment	Net Book Value
Computer equipment	$586	$(179)	$407	$9,824	$(9,193)	$(253)	$378
Furniture and fixtures	21	(1)	20	167	(80)	(87)	-
Software	2,912	-	2,912	1,473	(1,302)	(171)	-
Leasehold improvements	-	-	-	61	(30)	(31)	-
Total	$3,519	$(180)	$3,339	$11,525	$(10,605)	$(542)	$378

Depreciation expense on property and equipment for the three and nine months ended September30, 2013, was $0.06 million and $0.2 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September30, 2012, including the cost of property and equipment under capital lease was $0.3 million and $1.1 million, respectively. There was no equipment under capital lease at September 30, 2013.  Equipment under capital lease totaled $0.6 million as of December 31, 2012.  Depreciation expense on equipment under capital lease was $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2012. Additionally, accumulated depreciation on equipment under capital lease was $0.5 million December 31, 2012.

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

In August 2013, the Company entered into a purchase agreement for a building in Arizona and closed escrow on November 1, 2013.

4. Other Assets

The Company’s other assets are as follows at September30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Asset Impairment	Net Book Value
Capitalized software	$-	$-	$-	$7,395	$(5,632)	$(1,763)	$-
Other assets	247	-	247	45	-	-	45
Deferred lease incentive	19	-	19	77	-	-	77
Total	$266	$-	$266	$7,517	$(5,632)	$(1,763)	$122

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair value at December 31, 2012.  Accordingly, long-lived assets including capitalized software with a recorded net value of $1.8 million was reduced to $0 at December 31, 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of September30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accrued distribution and partner costs	$197	$919
Accrued compensation and related expenses	64	166
Accrued professional service fees	47	192
Other	8	1
Total accrued liabilities	$316	$1,278

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco, totaling $0.1 million at September30, 2013, are being amortized over the remaining term of the underlying lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Capital lease obligations	$-	$110
Deferred rent	143	177
Total capital lease and other obligations	143	287
Less: current portion of capital lease obligations	-	(110)
Capital lease and other obligations, net of current portion	$143	$177

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

In April 2007, the Company entered into a master equipment lease agreement with City National Bank (“CNB”) for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. Interest on the capital leases was calculated using interest rates ranging from 4.32% to 7.95% per annum. In 2011, the master equipment lease agreement was amended to modify two financial covenants, with which the Company was in compliance as of September 30, 2013, and December 31, 2012.

The agreements with CNB, consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contain cross-default provisions, whereby a default under one is deemed a default for the other, and are secured by a general lien on all assets of the Company. As of September30, 2013, all remaining equipment leases were paid in full and the Company was not in default on the SBLC.  As of December 31, 2012, the Company was not in default on either agreement with CNB. For further discussion see Note 8, Commitments and Contingencies.

8. Commitments and Contingencies

As of September30, 2013, future minimum net payments under all operating leases are as follows (in thousands):

Operating Leases
Three months ending December 31, 2013	$33
Years ending December 31,
2014	154
2015	178
2016	99
2017	101
2018	86

Total minimum net payments	$651

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expires in December 2014. Accordingly, beginning in August 2012, the Company has utilized a smaller space for its corporate office in San Francisco, California under a sublease expiring in October 2013.

  On August 2, 2013, The Company entered into an agreement to lease office space of approximately 2,341 square feet for its headquarters in San Francisco, California, under an operating lease that will commence on November 11, 2013 and expire on November 10, 2018.

The Company closed the Kitchener office in August 2013.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

Rent expense under all operating leases was $0.04 and $0.1 million for the three and nine months ended September 30, 2013, respectively. Rent expense under all operating leases was $0.1 and $0.4 million for the three and nine months ended September 30, 2012, respectively.

Letters of Credit

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at September 30, 2013, related to security of the subleased corporate office lease and secured by a restricted money market account held at CNB.  As of September 30, 2013, and December 31, 2012, the Company was in compliance with the SBLC.

For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had a month-to-month contractual obligation relating to IT data center operations as of September 30, 2013.

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

Legal Proceedings

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer consummated by PEEK Investments LLC on January 14, 2013. LookSmart believes the claims are meritless and intends to vigorously defend the matter.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of September30, 2013. The number of shares issued or reserved for issuance under the 2007 Plan was 3.7 million shares of common stock as of September30, 2013.  The number of shares issued or reserved for issuance under both Plans was 4.1 million shares of common stock as of December 31, 2012. There were 3.6 million shares available to be granted under the 2007 Plan at September30, 2013.

Share-based compensation expense recorded during three and nine months ended September30, 2013, and 2012 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$-	$6	$2	$23
Product development and technical operations	1	13	6	41
General and administrative	2	29	31	106
Total share-based compensation expense	3	48	39	170
Amounts capitalized as software development costs	-	8	-	12
Total share-based compensation	$3	$56	$39	$182

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September30, 2013 was $0.04 million and is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of equity awards vested during both the three and nine months ended September30, 2013 was not significant. The total fair value of equity awards vested during the three and nine months ended September30, 2012 was $0.1 million and $0.2 million, respectively.

Option Awards

Stock option activity under the Plans during the three and nine months ended September30, 2013 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2012	2,114	$2.47
Granted	-	-
Exercised	-	-
Expired	(413)	3.98
Forfeited	(515)	1.22
Options outstanding at March 31, 2013	1,186	$2.48
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(1,004)	$2.65
Options outstanding at June 30, 2013	182	$1.58
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(104)	$2.56
Options outstanding at September 30, 2013	78	$1.37	4.95	$-
Vested and expected to vest at September 30, 2013	67	$1.41	1.98	$-
Exercisable at September 30, 2013	41	$1.56	1.71	$-

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

The following table summarizes information about stock options outstanding at September30, 2013:

			Options Outstanding		Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$0.76	-	$1.13	32	5.70	$0.88	13	$0.89
1.38	-	1.88	40	4.79	1.49	22	1.51
2.70	-	3.88	6	1.78	3.29	6	3.29
			78	4.95	1.37	41	1.56

Stock Awards

The Company did not issue restricted stock during the three and nine months ended September 30, 2013 and 2012.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period.  Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was insignificant in 2013 and 2012. As of September 30, 2013, 84 thousand shares have been issued under the 2009 Plan.  Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options have been granted in 2013.  The weighted average assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for employee stock options granted in the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	n/a	62.6%	n/a	62.6%
Risk-free interest rate	n/a	0.61%	n/a	0.74%
Expected term (years)	n/a	4.48	n/a	4.40
Expected dividend yield	n/a	-	n/a	-
Weighted average grant date fair value	n/a	$0.45	n/a	$0.51

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in both the three and nine months ended September 30, 2013, and no options and 2 thousand options exercised in the three and nine months ended September 30, 2012, respectively. The aggregate intrinsic value of options exercised and the total cash received as a result of exercises under all share-based compensation arrangements was insignificant for each of the three and nine months ended September 30, 2012. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 30 thousand shares were purchased during the nine months ended September 30, 2013 at approximately $0.66 per share under the program and recorded as Treasury Stock at cost totaling approximately $18 thousand dollars.  Approximately 56 thousand shares were purchased at approximately $0.85 per share under the program in the year ended December 31, 2012, and recorded as Treasury Stock at cost totaling approximately $48 thousand dollars.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2013, and December 31, 2012 were as follows (in thousands):

	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,282	$1,282	$-	$-
Certificates of deposit	500	-	500	-
Total cash equivalents	1,782	1,282	500	-
Short-term investments:
Certificates of deposit	1,700	-	1,700	-
Corporate bonds	911	-	911	-
Commercial paper	700	-	700	-
Collateralized debt securities	1,803	-	-	1,803
Total short-term investments	5,114	-	3,311	1,803
Long-term investments:
Certificates of deposit	154	-	154	-
Total long-term investments	154	-	154	-

Total financial assets measured at fair value	$7,050	$1,282	$3,965	$1,803

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$249	$249	$-	$-
Certificates of deposit	500	-	500	-
Commercial paper	4,400	-	4,400	-
Total cash equivalents	5,149	249	4,900	-
Short-term investments:
Certificates of deposit	3,301	-	3,301	-
Corporate bonds	1,258	-	1,258	-
Commercial paper	4,947	-	4,947	-
Total short-term investments	9,506	-	9,506	-

Total financial assets measured at fair value	$14,655	$249	$14,406	$-

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2013 and December 31, 2012, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of September 30, 2014.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. As of September 30, 2013, the Company has received payments of $0.2 million in principal and $0.1 million in interest.  The investment is recorded at amortized cost, reduced for non-temporary losses charged to earnings.  No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of September 30, 2013, the aggregate fair value of the investment is approximately $1.8 million.

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

11. Related Party Transactions

The Company paid Michael Onghai $0.02 million and $0.06 million in the three and nine months ended September 30, 2013, in connection with his services as the Company’s Chief Executive Officer.

The Company paid fees directly or indirectly to Jean-Yves Dexmier of zero and $0.04 million, respectively, in the three and nine months ended September 30, 2013 and $0.1 million and $0.4 million in the three and nine months ended September 30, 2012, respectively, in connection with his services as the Company’s Chief Executive Officer and Board member.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, there had been no material changes to our critical accounting policies and estimates.

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

On September 3, 2013, Looksmart purchased the assets of Syncapse, Inc., for $3.0 million.  For this consideration, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online.  As a result of this asset purchase, the Company is expanding its offerings to our current customer base.  This expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social.  The company intends to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to allow customers the ability to maximize their ad spend in all relevant ad categories.

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

Subsequent to the quarter end, the company acquired a 10,000 square foot Data Center Facility in Phoenix, Arizona.  This facility will allow the company to consolidate its data needs in a company-owned data center, as well as expand its cloud based offerings to our customers.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Our future success is substantially dependent on the performance of our senior management and key technical and sales personnel, and our continuing ability to attract and retain highly qualified technical and managerial staff. As of September 30, 2013, we had 24 employees.  The Company has and will continue to use contractors in certain critical functional areas while a comprehensive hiring plan is developed and implemented.

The following developments, explained in greater detail in Results of Operations, had a significant impact on our business and economic performance in the first nine months of 2013:

•	Decrease in revenue across all categories of customers, including a substantial decrease in Intermediary.
•	Significant employee departures across all functional areas.
•	Costs association with the tender offer by PEEK Investments.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2013 and 2012

The following tables set forth selected information concerning our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Revenue	$1,642	100.0%	$3,915	100.0%	$(2,273)	(58)%
Cost of revenue	1,129	68.8%	2,564	65.5%	(1,435)	(56)%
Gross profit	513	31.2%	1,351	34.5%	(838)	(62)%
Operating expenses:
Sales and marketing	264	16.1%	682	17.4%	(418)	(61)%
Product development and technical operations	830	50.5%	1,437	36.7%	(607)	(42)%
General and administrative	422	25.7%	1,743	44.5%	(1,321)	(76)%
Restructuring charge	9	0.6%	159	4.1%	(150)	(94)%
Total operating expenses	1,525	92.9%	4,021	102.7%	(2,496)	(62)%
Income loss from operations	(1,012)	(61.7)%	(2,670)	(68.2)%	1,658	(62)%
Non-operating income (expense), net	67	4.1%	16	0.4%	51	319%
Loss from operations before income taxes	(945)	(57.6)%	(2,654)	(67.8)%	1,709	(64)%
Income tax expense	(7)	(0.4)%	-	-	(7)	100%
Net loss	$(952)	(58.0)%	$(2,654)	(67.8)%	$1,702	(64)%

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Revenue	$5,188	100.0%	$11,502	100.0%	$(6,314)	(55)%
Cost of revenue	3,487	67.2%	7,149	62.2%	(3,662)	(51)%
Gross profit	1,701	32.8%	4,353	37.8%	(2,652)	(61)%
Operating expenses:
Sales and marketing	550	10.6%	2,141	18.6%	(1,591)	(74)%
Product development and technical operations	2,230	43.0%	4,780	42.0%	(2,550)	(53)%
General and administrative	2,413	46.5%	4,468	38.8%	(2,055)	(46)%
Restructuring charge	31	0.6%	159	1.0%	(128)	(81)%
Total operating expenses	5,224	100.7%	11,548	100.4%	(6,324)	(55)%
Loss from operations	(3,523)	(67.9)%	(7,195)	(62.6)%	3,672	(51)%
Non-operating income (expense), net	108	2.1%	32	0.3%	76	238%
Loss from continuing operations before income taxes	(3,415)	(65.8)%	(7,163)	(62.3)%	3,748	(52)%
Income tax expense	(7)	(0.1)%	-	-	(7)	100%
Net loss	$(3,422)	(65.9)%	$(7,163)	(62.3)%	$3,741	(52)%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2013, and 2012, was as follows (in thousands):

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,398	85%	$3,676	94%	$(2,278)	(62)%
Publisher Solutions	244	15%	239	6%	5	2%
Total revenue	$1,642	100%	$3,915	100%	$(2,273)	(58)%

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Advertiser Networks	$4,439	86%	$10,626	92%	$(6,187)	(58)%
Publisher Solutions	749	14%	876	8%	(127)	(14)%
Total revenue	$5,188	100%	$11,502	100%	$(6,314)	(55)%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and nine months ended September 30, 2013, as compared to the same periods in 2012 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers. The most substantial decrease was in the Intermediary category that was the result of a loss of a number of customers due to revenue chargebacks by large search engine providers that resulted in many of these former customers scaling back operations or exiting the business.  Comparative revenue from Direct Advertisers was also down substantially from 2012 due in large part to an absence of Company sales personnel during the first nine months of 2013. We expect that in the near future advertiser network revenue will generally remain at levels realized in the first nine months of 2013.

Publisher Solutions

Publisher Solutions revenues were flat in the three months ended September 30, 2013, and lower in the nine months ended September compared to the same periods in 2012 generally due to volume reductions by licensees. We expect that in the near future publisher solutions revenue will generally remain at levels realized in the first nine months of 2013.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners).  Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$608	37%	$2,196	56%	$(1,588)	(72)%
Other costs	521	32%	368	9%	153	42%
Total cost of revenue	$1,129	69%	$2,564	65%	$(1,435)	(56)%

Traffic acquisition costs as percentage of Advertiser Network revenue		43%		60%

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$2,193	42%	$6,066	53%	$(3,873)	(64)%
Other costs	1,294	25%	1,083	9%	211	19%
Total cost of revenue	$3,487	67%	$7,149	62%	$(3,662)	(51)%

Traffic acquisition costs as percentage of Advertiser Network revenue		49%		57%

TAC as a percent of Advertisers Network revenue decreased in both the three and nine months ended September 30, 2013, when compared to the three and nine months ended September 30, 2012. This decrease is due to lower TAC on Intermediary business in 2013 as compared to 2012.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013, as compared to the same period in 2012, decreased by $2.5 million and $6.3 million, respectively. Operating expense for the nine months ended September 30, 2013 included $0.5 million related to the tender offer by PEEK. Excluding the effect of this charge, operating expenses decreased by $6.8 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Contributing factors included a substantial decrease in headcount, a substantial decrease in depreciation expense, the sublease of the Company’s former corporate offices in August of 2012 and general cost containment efforts in all functional areas.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and nine months ended September 30, 2013, and 2012, and were as follows (in thousands):

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Sales and marketing	$264	16%	$682	17%	$(418)	(61)%
Product development and technical operations	830	50%	1,437	37%	(607)	(42)%
General and administrative	422	26%	1,743	45%	(1,321)	(76)%
Restructuring charge	9	1%	159	4%	(150)	(94)%
Total operating expenses	$1,525	93%	$4,021	103%	$(2,496)	(62)%

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Dollar Change	% Change
Sales and marketing	$550	11%	$2,141	19%	$(1,591)	(74)%
Product development and technical operations	2,230	43%	4,780	41%	(2,550)	(53)%
General and administrative	2,413	46%	4,468	39%	(2,055)	(46)%
Restructuring charge	31	1%	159	1%	(128)	(81)%
Total operating expenses	$5,224	101%	$11,548	100%	$(6,324)	(55)%

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

The decrease in sales and marketing expenses for the three and nine months ended September 30, 2013, reflects a substantial reduction in headcount and an almost complete absence of sales and marketing program expenses in 2013.  The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

At December 31, 2012, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2012.  The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short- and long-term operating results.  Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements, with a recorded net book value of $2.7 million, were reduced to fair market value of $0.4 million at December 31, 2012.  As a consequence of this impairment, depreciation expense in the first nine months of 2013 was substantially lower than in the comparable 2012 period.

Capitalized software development costs include the costs to develop software for internal use, excluding costs associated with research, training and testing. There were no capitalized software development costs in the first nine months of 2013.

Product development and technical operations and capitalized software development costs for the three and nine months ended September 30, 2013, and 2012, were as follows (in thousands):

	Three Months Ended September 30,
		% of		% of	Dollar	%
	2013	Revenue	2012	Revenue	Change	Change
Product development and technical operations costs	$830	50%	$1,775	45%	$(945)	(53)%
Capitalized software development costs	-	-	(338)	(8)%	338	(100)%
Total product development and technical operations expense	$830	50%	$1,437	37%	$(607)	(42)%

	Nine Months Ended September 30,
		% of		% of	Dollar	%
	2013	Revenue	2012	Revenue	Change	Change
Product development and technical operations costs	$2,230	43%	$5,743	50%	$(3,513)	(61)%
Capitalized software development costs	-	-	(963)	(8)%	963	100%
Total product development and technical operations expense	$2,230	43%	$4,780	42%	$(2,550)	(53)%

The decrease in product development and technical operations expense, net of capitalized software development costs for the three and nine months ended September 30, 2013, is primarily due to the substantial reduction in headcount and lower depreciation expense.  The Company is developing plans for product development and technical operations and higher expenses in the future are expected in this functional area.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables. Operating expense for the nine months ended September 30, 2013, included $0.5 million related to the tender offer by PEEK.

The decrease in general and administrative expenses for the three and nine months ended September 30, 2013, is due to decreased headcount and general cost containment efforts.  We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three and nine months ended September 30, 2013, and 2012 (in thousands):

	Three Months Ended September 30,
		% of		% of	Dollar	%
	2013	Revenue	2012	Revenue	Change	Change
Non-operating income (expense), net
Interest income	$87	5%	$23	-	$64	278%
Interest expense	-	-	(7)	-	7	(100)%
Other income, net	(20)	(1)%	-	-	(20)	-
Total non-operating income (expense), net	$67	4%	$16	-	$51	319%

Income tax expense	$(7)	-	$-	-	$(7)	-

	Nine Months Ended September 30,
		% of		% of	Dollar	%
	2013	Revenue	2012	Revenue	Change	Change
Non-operating income (expense), net
Interest income	$128	2%	$64	-	$64	100%
Interest expense	(9)	-	(28)	-	19	(68)%
Other income (expense), net	(11)	-	(4)	-	(7)	175%
Total non-operating income (expense), net	$108	2%	$32	-	$76	238%

Income tax expense	$(7)	-	$-	-	$(7)	-

Interest Income and Expense

Interest income, increased 278% and 100% in the three and nine months ended September 30, 2013 from the three and nine months ended September 30, 2012. This increase was primarily due to investment in higher yield collateralized debt obligations.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. This decrease was primarily due to a reduction in capital lease obligations, of which the final leases were retired in the first quarter of 2013.

Liquidity and Capital Resources

The decrease in cash and cash equivalents is as follows for the nine months ended September 30, 2013, and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net cash used in operating activities	$(4,315)	$(5,220)	$905
Net cash provided by (used in) investing activities	920	(5,727)	6,647
Net cash used in financing activities	(127)	(463)	336
Effect of exchange rate changes on cash and cash equivalents	(17)	(34)	17
Increase (decrease) in cash and cash equivalents	$(3,539)	$(11,444)	$7,905

Cash, cash equivalents and short- and long-term investment balances were as follows as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$2,813	$6,352	$(3,539)
Short-term investments	5,114	9,506	(4,392)
Long-term investments	154	-	154
Total	$8,081	$15,858	$(7,777)
% of total assets	59%	84%
Total assets	$13,664	$18,865

At September 30, 2013, we had $8.1 million of cash, cash equivalents and short- and long-term marketable investments. Cash equivalents and short- and long-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and collateralized debt obligations. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents and short- and long-term investments decreased $7.8 million to $8.1 million at September 30, 2013, from $15.9 million at December 31, 2012, primarily due to operating losses, principal payments on capital leases, decreased accounts payable and investment in Syncapse.

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

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first nine months of 2013 was $4.3 million and consisted of a net loss of $3.4 million, adjustments for non-cash items of $0.5 million and cash used by working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $0.2 million of depreciation and amortization expense on property and equipment, $0.2 million in bad debt expense and $0.03 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.5 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $1.2 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Cash used in operating activities in the nine months ended September 30, 2012, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months of 2012 was $5.2 million and consisted of a net loss of $7.2 million, adjustments for non-cash items of $2.2 million and cash used by working capital and other activities of $0.3 million. Adjustments for non-cash items primarily consisted of $1.6 million of depreciation and amortization expense on property and equipment and internally developed software, $0.3 million bad debt expense and $0.2 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $0.5 million net increase in accounts payable and accrued liabilities, combined with an increase of $0.7 million in accounts receivable. The increase in accounts payable and accrued liabilities was primarily due to increased TAC and operating expenses. The increase in accounts receivable is primarily attributed to an increase in invoiced customer revenue.

Investing Activities

Cash provided by investing activities in the first nine months of 2013 of $0.9 million was attributed to $4.2 million net purchase of investments partially offset by a $3.3 million asset purchase in Syncapse.

Cash used in investing activities in the first nine months of 2012 of $5.7 million was primarily attributed to $4.3 million net purchase of investments. Capital expenditures in the first nine months of 2012 consisted of $0.4 million for equipment acquired during the period and an investment of $1.0 million in internally developed software related to our AdCenter platform technology.

Financing Activities

Cash used in financing activities in the first nine months of 2013 of $0.1 million is primarily attributed to scheduled capital lease payments, all of which occurred in the first quarter of 2013.

Cash used in financing activities in the first nine months of 2012 of $0.5 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at September 30, 2013, related to security of our corporate office lease, which is secured by a restricted money market account.

We had a master equipment lease agreement with CNB for an original amount of up to $5.0 million for the purchase of computer equipment. The lease expired on April 30, 2010, at which time the Company had drawn down approximately $4.9 million of the available lease line of credit. As of September 30, 2013, all equipment leases have been paid in full.

The agreements with CNB, originally consisting of an outstanding standby letter of credit (“SBLC”) and a master equipment lease agreement, contained cross-default provisions, whereby a default under one is deemed a default for the other, and was secured by a general lien on all assets of the Company. As of September 30, 2013, all remaining equipment leases were paid in full and the SBLC was secured by the restricted money market account.  As of December 31, 2012, the Company was not in default on either agreement with CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the nine months ended September 30, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1.                LEGAL PROCEEDINGS

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer consummated by PEEK Investments LLC on January 14, 2013. LookSmart believes the claims are meritless and intends to vigorously defend the matter.

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

Our securities may be delisted.

The NASDAQ Stock Market (“NASDAQ”) requires us to satisfy certain continued listing requirements, including maintaining a minimum closing bid price for our common stock of at least $1.00 per share. On May 29, 2013, NASDAQ notified LookSmart, Ltd. (the "Company") that: the Company had not regained compliance with Listing Rule 5550(a)(2); the Company's common stock is subject to delisting from the Capital Market; and, unless the Company requests an appeal of the delisting determination, trading of the Company's common stock will be suspended at the opening of business on June 7, 2013. The Company requested an appeal of the determination and submitted a plan to regain compliance with the applicable listing rules. The Company was notified that this plan was accepted by NASDAQ on July 22, 2013. The Company believes it will be able to regain compliance with the applicable listing rules by effecting a reverse stock split, which occurred on November 6, 2013. However, there can be no assurance that the Company will be able to regain compliance with the applicable listing rules within the time frame provided or continue to comply with the applicable listing rules in the future, despite the reverse stock split.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased Under Publically Announced Programs	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	-	$-	$951,849
May 1, 2013 - May 31, 2013	12,435	0.64	943,887
June 1, 2013 - June 30, 2013	7,434	0.68	938,840
July 1, 2013 - July 31, 2013	6,113	0.66	934,807
August 1, 2013 - August 31, 2013	739	0.69	934,299
September 1, 2013 - September 30, 2013	100	0.73	934,226
Total	26,821	$0.66	$938,840

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

Dated: November 14, 2013

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

