Form 10-Q
period 2014-03-31
LOOKSMART LTD
filed 2014-05-15
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 14, 2014 there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,177	$2,789
Short-term investments	1,138	3,102
Total cash, cash equivalents and short-term investments	4,315	5,891
Trade accounts receivable, net	385	606
Prepaid expenses and other current assets	893	1,077
Total current assets	5,593	7,574
Long-term investments	-	154
Property and equipment, net	4,002	3,831
Other assets, net	85	87
Total assets	$9,680	$11,646

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$774	$739
Accrued liabilities	328	444
Deferred revenue and customer deposits	1,009	1,002
Current portion of capital lease obligations	121	-
Total current liabilities	2,232	2,185
Long-term portion of deferred rent	162	186
Total liabilities	2,394	2,371
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both March 31, 2014 and December 31, 2013	17	17
Additional paid-in capital	262,505	262,502
Accumulated other comprehensive loss	(247)	(154)
Accumulated deficit	(254,912)	(253,016)
Treasury stock at cost: 33 shares and 32 shares at March 31, 2014 and December 31, 2013, respectively	(77)	(74)
Total stockholders' equity	7,286	9,275
Total liabilities and stockholders' equity	$9,680	$11,646

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,058	$1,998
Cost of revenue	691	1,375
Gross profit	367	623
Operating expenses:
Sales and marketing	455	171
Product development and technical operations	1,200	687
General and administrative	642	1,213
Restructuring charge	9	15
Total operating expenses	2,306	2,086
Loss from operations	(1,939)	(1,463)
Non-operating income (expense), net
Interest income	47	8
Interest expense	(3)	(9)
Other income (expense), net	(1)	7
Loss from operations before income taxes	(1,896)	(1,457)
Income tax expense	-	-
Net loss	$(1,896)	$(1,457)
Net loss per share - Basic and Diluted	$(0.33)	$(0.25)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,746	5,751

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

4

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,896)	$(1,457)
Other comprehensive income (loss):
Foreign currency translation adjustments	(90)	(8)
Unrealized loss on investments	(3)	(1)
Change in accumulated other comprehensive loss	(93)	(9)
Comprehensive loss	$(1,989)	$(1,466)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,896)	$(1,457)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	60
Provision for doubtful accounts	(11)	(61)
Share-based compensation	3	19
Other non-cash charges	96	9
Deferred rent	(24)	(16)
Deferred lease incentive	19	19
Restructuring charge	9	15
Changes in operating assets and liabilities:
Trade accounts receivable	232	680
Prepaid expenses and other current assets	167	(32)
Trade accounts payable	26	(570)
Accrued liabilities	(116)	(845)
Deferred revenue and customer deposits	7	(49)
Net cash used in operating activities	(1,152)	(2,228)
Cash flows from investing activities:
Purchase of investments	(8)	(2,516)
Proceeds from sale of investments	2,125	5,294
Payments for property and equipment	(441)	-
Net cash provided by investing activities	1,676	2,778
Cash flows from financing activities:
Principal payments of capital lease obligations	(43)	(110)
Proceeds from issuance of common stock	-	1
Payments for repurchase of common stock	(3)	-
Net cash used in financing activities	(46)	(109)
Effect of exchange rate changes on cash and cash equivalents	(90)	(8)
Increase in cash and cash equivalents	388	433
Cash and cash equivalents, beginning of period	2,789	6,352
Cash and cash equivalents, end of period	$3,177	$6,785
Supplemental disclosure of cash flow information:
Interest paid	$3	$9
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$164	$-
Change in unrealized gain (loss) on investments	$(3)	$(1)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, as well as programmatic ad buying, analytics, moderation and publishing across the entire social media ecosystem. Looksmart, through its Looksmart and Clickable branded products, provides solutions to enterprises from small and medium-sized businesses to large Fortune 50 companies. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

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

LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize digital signal processing (“DSP”), technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

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

Lastly, starting in the fourth quarter of 2013 the Company began to offer a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Our largest category of customers is Intermediaries, defined as any customers who are not direct advertisers on our platform (“Intermediaries”), the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers is Direct Advertisers and their agencies most of whose objective is to obtain conversions or sales from the clicks. The last category of customers is Self-Service advertisers that sign-up directly online and pay by credit card.

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

In September 2013, LookSmart purchased the assets related to its syncapse technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order. Upon the completion of this transaction, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. As a result of the Syncapse asset purchase, the Company is expanding its offerings to our current customer base. Our expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social platforms. The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to offer customers the ability to maximize their ad spend in all relevant ad categories.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center. As a result, the Company intends to expand its cloud-based offering to its customers.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2014 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended March 31, 2014 is not necessarily indicative of results to be expected for the full year.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported in the Unaudited Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both March 31, 2014 and December 31, 2013.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million at both March 31, 2014 and December 31, 2013. Bad debt expense included in general and administrative expense was insignificant and ($0.1) million for three months ended March 31, 2014 and 2013, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2014 and December 31, 2013, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at March 31, 2014 and December 31, 2013. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	March 31,	December 31,
	2014	2013
Company 1	19%	**
Company 2	13%	**
Company 3	13%	**
Company 4	11%	22%
Company 5	**	18%
Company 6	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2014	2013
United States	94%	66%
Europe, Middle East and Africa	**	27%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2014	2013
Advertiser Networks	95%	87%
Publisher Solutions	5%	13%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended March 31,
	2014	2013
Company 1	13%	**
Company 2	11%	**
Company 3	**	19%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended March 31,
	2014	2013
Distribution Partner 1	20%	35%
Distribution Partner 2	14%	**
Distribution Partner 3	10%	**
Distribution Partner 4	**	11%
Distribution Partner 5	**	14%

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

In the fourth quarter of 2013, the Company acquired a 10,000 square foot Data Center facility in Phoenix, Arizona. This facility has allowed the Company to consolidate its data needs in a company-owned Data Center, and should allow for the expansion of its cloud-based offerings to its customers.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three months ended March 31, 2014.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco space, totaling $0.06 million and $0.1 million, respectively, at March 31, 2014 and December 31, 2013, are being amortized over the remaining term of the underlying lease.

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

Traffic Acquisition Costs (“TAC”)

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized for both the three months ended March 31, 2014 and 2013 were not significant.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant in both the three months ended March 31, 2014 and 2013.

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

Comprehensive Loss

Other comprehensive loss as of March 31, 2014 and December 31, 2013, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both March 31, 2014 and 2013, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of March 31, 2014 and December 31, 2013, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

On January 2, 2014 we adopted guidance issued by the FASB, ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, an amendment providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Adoption of this new guidance had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued an amendment to an existing accounting standard which indefinitely defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of March 31, 2014, and December 31, 2013 (in thousands):

	Amortized Cost and Estimated Fair Value
	March 31,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$997	$1,048
Cash equivalents
Money market mutual funds	1,180	1,641
Commercial paper	1,000	100
Total cash equivalents	2,180	1,741
Total cash and cash equivalents	3,177	2,789
Short-term investments:
Corporate bonds	-	501
Certificates of deposit	123	800
Commercial paper	200	500
Other commodities	8	-
Collateralized debt obligations	807	1,301
Total short-term investments	1,138	3,102
Long-term investments:
Certificates of deposit	-	154
Total long-term investments	-	154
Total cash, and cash equivalents, short-term and long-term investments	$4,315	$6,045

Realized gains and losses were not significant for either of the three months ended March 31, 2014 and 2013. As of March 31, 2014, and December 31, 2013, there were no significant unrealized gains or losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at March 31, 2014, and December 31, 2013, were less than one year. There were no long-term investments at March 31, 2014. The contractual maturity of long-term investments is just over one year as of December 31, 2013.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2014 and 2013, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$1,087	$(340)	$747	$490	$(244)	$246
Furniture and fixtures	22	(2)	20	21	(1)	20
Software	2,864	(477)	2,387	2,962	(246)	2,716
Leasehold improvements	66	(8)	58	59	(4)	55
Land and Buildings	797	(7)	790	797	(3)	794
Total	$4,836	$(834)	$4,002	$4,329	$(498)	$3,831

Depreciation expense on property and equipment for the three months ended March 31, 2014 and 2013, including property and equipment under capital lease at March 31, 2014, was $0.3 million and $0.1 million, respectively, and is recorded in operating expenses. Equipment under capital lease at March 31, 2014 totaled $0.2 million. There was no equipment under capital lease at March 31, 2013.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this Data Center. As a result, the Company intends to expand its cloud based offerings to its customers.

4. Other Assets

The Company’s other assets are as follows at March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	85	-	85	87	-	87
Total	$85	$-	$85	$87	$-	$87

5. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Accrued distribution and partner costs	$172	$176
Accrued compensation and related expenses	91	87
Accrued professional service fees	49	146
Other	16	35
Total accrued liabilities	$328	$444

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco space, totaling $0.06 million and $0.1 million, respectively, at March 31, 2014 and December 31, 2013, are being amortized over the remaining term of the underlying lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2014, and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Capital lease obligations	$121	$-
Deferred rent	162	186
Total capital lease and other obligations	283	186
Less: current portion of capital lease obligations	(121)	-
Capital lease and other obligations, net of current portion	$162	$186

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

We have an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 and $0.2 million at March 31, 2014 and December 31, 2013, respectively, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

8. Commitments and Contingencies

As of March 31, 2014, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Nine months ending December 31, 2014	$126	$117	$243
Years ending December 31,
2015	-	178	178
2016	-	99	99
2017	-	101	101
2018	-	86	86
Total minimum net payments	$126	$581	$707
Less: amount representing interest	(5)
Present value of net minimum payments	121
Less: current portion	(121)
Long-term portion of capital lease obligations	$-

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

Rent expense under all operating leases was not significant for each of the three months ended March 31, 2014 and 2013, respectively.

Letters of Credit

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at March 31, 2014, related to security of the subleased corporate office lease and secured by a restricted money market account held at CNB.

Purchase Obligations

The Company had no outstanding purchase obligations as of March 31, 2014. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

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

Legal Proceedings

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer for LookSmart Ltd. consummated by PEEK Investments LLC on January 14, 2013. LookSmart believes the claims are meritless and intends to vigorously defend the matter. The Company is unable to presently determine the risk of loss associated with this matter.

On October 3, 2013, WeBoost Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed and is currently pending before the United States District Court, Northern District of California. WeBoost’s complaint asserts claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  No specific monetary amounts are indicated in the complaint. LookSmart believes the claims are meritless and intends to vigorously defend the matter. The Company is unable to presently determine the risk of loss associated with this matter.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of June 30, 2013. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of March 31, 2014 and December 31, 2013, respectively. There were 1.2 million shares available to be granted under the 2007 Plan at March 31, 2014.

Share-based compensation expense recorded during three months ended March 31, 2014, and 2013 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales and marketing	$1	$1
Product development and technical operations	1	3
General and administrative	1	17
Total share-based compensation expense	3	21

Total unrecognized share-based compensation expense related to share-based compensation arrangements at March 31, 2014 was $0.02 million and is expected to be recognized over a weighted-average period of approximately 1.33 years. The total fair value of equity awards vested during both the three months ended March 31, 2014 and 2013 was not significant.

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2012	705	$7.41
Granted	-	-
Exercised	-	-
Expired	(138)	11.94
Forfeited	(542)	7.60
Options outstanding at December 31, 2013	25	$4.16	4.67	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(6)	3.03
Options outstanding at March 31, 2014	19	$4.50	4.23	$-
Vested and expected to vest at March 31, 2014	18	$4.54	1.38	$-
Exercisable at March 31, 2014	15	$4.65	1.30	$-

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

The following table summarizes information about stock options outstanding at March 31, 2014:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$2.28	-	$3.39	5	5.26	$2.64	4	$2.65
4.14	-	5.64	12	4.24	4.48	9	4.51
8.10	-	11.64	2	1.29	9.87	2	9.87
			19	4.23	4.50	15	4.65

Stock Awards

The Company did not issue restricted stock during the three months ended March 31, 2014 and 2013.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was insignificant in 2014 and 2013. As of March 31, 2014, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan. Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options were granted in the first quarter of 2014 or 2013, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in both the three months ended March 31, 2014 and 2013. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 1 thousand shares were purchased during the three months ended March 31, 2014, at an average price of $2.05 per share under the program and recorded as Treasury Stock at cost totaling approximately $2 thousand dollars. Approximately 13 thousand shares were purchased at an average price of $2.01 per share under the program in the year ended December 31, 2013, and recorded as Treasury Stock at cost totaling approximately $26 thousand dollars.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2014, and December 31, 2013 were as follows (in thousands):

	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,180	$1,180	$-	$-
Commercial paper	1,000	-	1,000	-
Total cash equivalents	2,180	1,180	1,000	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other commodities	8	-	8	-
Commercial paper	200	-	200	-
Collateralized debt securities	807	-	-	807
Total short-term investments	1,138	-	331	807
Total financial assets measured at fair value	$3,318	$1,180	$1,331	$807

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,641	$1,641	$-	$-
Commercial paper	100	-	100	-
Total cash equivalents	1,741	1,641	100	-
Short-term investments:
Certificates of deposit	800	-	800	-
Corporate bonds	501	-	501	-
Commercial paper	500	-	500	-
Collateralized debt securities	1,301	-	-	1,301
Total short-term investments	3,102	-	1,801	1,301
Long-term investments:
Certificates of deposit	154	-	154	-
Total long-term investments	154	-	154	-
Total financial assets measured at fair value	$4,997	$1,641	$2,055	$1,301

The Company held approximately $0.8 million and $1.3 million in Level 3 investments at March 31, 2014 and December 31, 2013, respectively.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31, 2014 and December 31, 2013, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of September 30, 2014.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. From inception through March 31, 2014, the Company has received payments of $1.4 million in principal and $0.2 million in interest.  The investment is recorded at amortized cost, reduced for non-temporary losses charged to earnings. No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of March 31, 2014, and December 31, 2013, the aggregate fair value of the investment was approximately $0.8 million and $1.3 million, respectively.

Level 3 Assets – Roll forward (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Securities
Balance at December 31, 2013	$1,301
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	47
Included in Other
comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(541)
Balance at March 31, 2014	$807

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three Months Ended March 31, 2014 and 2013

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Revenue	$1,058	100.0%	$1,998	100.0%	$(940)	(47)%
Cost of revenue	691	65.3%	1,375	68.8%	(684)	(50)%
Gross profit	367	34.7%	623	31.2%	(256)	(41)%
Operating expenses:
Sales and marketing	455	43.0%	171	8.6%	284	166%
Product development and technical operations	1,200	113.4%	687	34.4%	513	75%
General and administrative	642	60.7%	1,213	60.7%	(571)	(47)%
Restructuring charge	9	0.9%	15	0.7%	(6)	(40)%
Total operating expenses	2,306	218.0%	2,086	104.4%	220	11%
Income loss from operations	(1,939)	(183.3)%	(1,463)	(73.2)%	(476)	33%
Non-operating income (expense), net	43	4.1%	6	0.3%	37	617%
Loss from operations before income taxes	(1,896)	(179.2)%	(1,457)	(72.9)%	(439)	30%
Income tax expense	-	0.0%	-	0.0%	-	0%
Net loss	$(1,896)	(179.2)%	$(1,457)	(72.9)%	$(439)	30%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2014, and 2013, was as follows (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,010	95%	$1,742	87%	$(732)	(42)%
Publisher Solutions	48	5%	256	13%	(208)	(81)%
Total revenue	$1,058	100%	$1,998	100%	$(940)	(47)%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months ended March 31, 2014, as compared to the same period in 2013 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers.

In the first quarter of 2014, revenue from Intermediaries decreased compared to the first quarter of 2013. We experienced a continuing decrease in Advertising Network revenue in the first quarter of 2014 following a trend that began in late 2011. We have begun to engage new intermediaries that may increase revenue from Intermediaries starting in the second quarter of 2014.

In the first quarter of 2014, revenue from Direct Advertisers decreased compared to the first quarter of 2013.

In the first quarter of 2014, revenue from Self Service Advertisers decreased compared to the first quarter of 2013. We did not invest significant resources to expand this business however the Company views Self Service Advertisers as a source for modest potential growth and plans to invest accordingly in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three months ended March 31, 2014, compared to the same period in 2013 generally due to volume reductions by licensees. We expect that in the near future publisher solutions revenue will generally remain at levels realized in the first three months of 2014.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$462	44%	$1,012	51%	$(550)	(54)%
Other costs	229	21%	363	18%	(134)	(37)%
Total cost of revenue	$691	65%	$1,375	69%	$(684)	(50)%
Traffic acquisition costs as percentage of Advertiser Network revenue		46%		58%

TAC decreased in the three months ended March 31, 2014, when compared to the three months ended March 31, 2013. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and the change in revenue mix from 2013 to 2014 drove the margin decline.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2013 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

Traffic acquisition costs as a percentage of Advertiser Network revenue decreased to 46% in the first quarter of 2014, as compared to 58% in the same period in 2013 as a result of overall revenue mix changes from 2013 to 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, as compared to the same period in 2013, increased by $0.2 million. Contributing factors included an increase in headcount combined with increases in product and development costs and depreciation; partially offset by general cost containment efforts in all functional areas.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended March 31, 2014, and 2013, and were as follows (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Sales and marketing	$455	43%	$171	9%	$284	166%
Product development and technical operations	1,200	113%	687	34%	513	75%
General and administrative	642	61%	1,213	61%	(571)	(47)%
Restructuring charge	9	1%	15	1%	(6)	(40)%
Total operating expenses	$2,306	218%	$2,086	105%	$220	11%

Sales and Marketing

Sales and marketing expenses in the current year include salaries, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition effort.

The increase in sales and marketing expenses for the three months ended March 31, 2014, reflects a rebuilding effort in our sales force. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

Beginning in 2013, the company had made a concentrated effort to rebuild product and technical human resources by increasing the Company’s product and technical resources to a level that the Company feels appropriate for its current and expected businesses.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables.

Operating expense for the three months ended March 31, 2013, included $0.5 million related to the tender offer by PEEK. This was the primary driver of the decrease in general and administrative expenses for the three months ended March 31, 2014. We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three months ended March 31, 2014, and 2013 (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$47	4%	$8	-	$39	488%
Interest expense	(3)	-	(9)	-	6	(67)%
Other income, net	(1)	-	7	-	(8)	(114)%
Total non-operating income (expense), net	$43	4%	$6	-	$37	617%

Interest Income and Expense

Interest income, increased 488% in the three months ended March 31, 2014 from the three months ended March 31, 2013. This increase was primarily due to investment in higher yield collateralized debt obligations.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease was primarily due to the final pay-off of capital lease obligations in the first quarter of 2013.

Liquidity and Capital Resources

Cash flows were as follows for the three months ended March 31, 2014, and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash used in operating activities	$(1,152)	$(2,228)	$1,076
Net cash provided by investing activities	1,676	2,778	(1,102)
Net cash used in financing activities	(46)	(109)	63
Effect of exchange rate changes on cash and cash equivalents	(90)	(8)	(82)
Increase in cash and cash equivalents	$388	$433	$(45)

Cash, cash equivalents and short- and long-term investment balances were as follows as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$3,177	$2,789	$388
Short-term investments	1,138	3,102	(1,964)
Long-term investments	-	154	(154)
Total	$4,315	$6,045	$(1,730)
% of total assets	45%	52%
Total assets	$9,680	$11,646

At March 31, 2014, we had $4.3 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities, collateralized debt obligations and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments decreased $1.7 million to $4.3 million at March 31, 2014, from $6.0 million at December 31, 2013, primarily due to operating losses.

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

Operating Activities

Cash used in operating activities in the three months ended March 31, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first three months of 2014 was $1.2 million and consisted of a net loss of $1.9 million, adjustments for non-cash items of $0.4 million and cash used by working capital and other activities of $0.3 million. Adjustments for non-cash items primarily consisted of $0.3 million of depreciation and amortization expense on property and equipment, $0.02 amortization of deferred rent, $0.02 in amortization of deferred lease incentive, $0.01 million in bad debt expense and $0.1 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.09 million net decrease in accounts payable and accrued liabilities, a decrease of $0.2 million in accounts receivable and a $0.2 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Cash used in operating activities in the three months ended March 31, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the three months ended March 31, 2013 was $2.2 million and consisted of a net loss of $1.5 million, adjustments for non-cash items of $0.05 million and cash used by working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $0.06 million of depreciation and amortization expense on property and equipment, $0.06 million reduction in bad debt expense and $0.02 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.4 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $0.7 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Investing Activities

Cash provided by investing activities in the first quarter of 2014 of $1.7 million was attributed to $2.1 million net proceeds from the sale of investments partially offset by a $0.4 million in purchases of property and equipment.

Cash used in investing activities in the first quarter of 2013 of $2.8 million was attributed to $2.8 million net purchase of investments.

Financing Activities

Cash used in financing activities in the first quarter of 2014 of $0.05 million is primarily attributed to scheduled capital lease payments.

Cash used in financing activities in the quarter of 2013 of $0.1 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at March 31, 2014, related to security of our corporate office lease, which is secured by a restricted money market account held at CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, as a smaller reporting company we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on From 10-Q.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer for LookSmart Ltd. consummated by PEEK Investments LLC on January 14, 2013. LookSmart believes the claims are meritless and intends to vigorously defend the matter. The Company is presently unable to determine the risk of loss associated with this matter.

On October 3, 2013, WeBoost Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed and is currently pending before the United States District Court, Northern District of California. WeBoost’s complaint asserts claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  No specific monetary amounts are indicated in the complaint. LookSmart believes the claims are meritless and intends to vigorously defend the matter. The Company is presently unable to determine the risk of loss associated with this matter.

The Company is involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company is presently unable to determine the risk of loss associated with this matter.

ITEM 1A.	RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

We generated net losses in 2013, 2012 and for the three months ended March 31, 2014, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $5.4 million in 2013 and $11 million in 2012. We had a net loss of $1.9 million for the three months ended March 31, 2014. As of December 31, 2013, our accumulated deficit was $253 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development and to market our products. Historically, our operating expenses have increased in proportion to our revenue. Operating expenses may increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The following table details the repurchases made by the Company in the three month period ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total at December 31, 2013			31,902	$925,239
January 1 - January 31, 2014	1,195	$2.05	1,195	923,011
Total at March 31, 2014	1,195	$2.05	33,097	$923,011

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART, LTD.

Date: May 15, 2014	By:	/s/ LORI HOUSE
Lori House
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2	Rights Agreement dated as of August 23, 2012 among LookSmart, Ltd. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed herewith

