Form 10-Q
period 2014-06-30
LOOKSMART LTD
filed 2014-08-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 11, 2014 there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,138	$2,789
Short-term investments	515	3,102
Total cash, cash equivalents and short-term investments	2,653	5,891
Trade accounts receivable, net	631	606
Prepaid expenses and other current assets	567	1,077
Total current assets	3,851	7,574
Long-term investments	-	154
Property and equipment, net	4,288	3,831
Other assets, net	85	87
Total assets	$8,224	$11,646

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,249	$739
Accrued liabilities	342	444
Deferred revenue and customer deposits	1,007	1,002
Current portion of capital lease obligations	86	-
Total current liabilities	2,684	2,185
Long-term portion of deferred rent	134	186
Total liabilities	2,818	2,371
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both June 30, 2014 and December 31, 2013	17	17
Additional paid-in capital	262,506	262,502
Accumulated other comprehensive loss	(186)	(154)
Accumulated deficit	(256,773)	(253,016)
Treasury stock at cost: 76 shares and 32 shares at June 30, 2014 and December 31, 2013, respectively	(158)	(74)
Total stockholders' equity	5,406	9,275
Total liabilities and stockholders' equity	$8,224	$11,646

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,410	$1,548	$2,468	$3,546
Cost of revenue	699	983	1,390	2,358
Gross profit	711	565	1,078	1,188
Operating expenses:
Sales and marketing	390	115	845	286
Product development and technical operations	1,217	713	2,417	1,400
General and administrative	999	778	1,641	1,991
Restructuring charge	7	7	16	22
Total operating expenses	2,613	1,613	4,919	3,699
Loss from operations	(1,902)	(1,048)	(3,841)	(2,511)
Non-operating income (expense), net
Interest income	27	33	74	41
Interest expense	(4)	-	(7)	(9)
Other income (expense), net	18	2	17	9
Loss from operations before income taxes	(1,861)	(1,013)	(3,757)	(2,470)
Income tax expense	-	-	-	-
Net loss	$(1,861)	$(1,013)	$(3,757)	$(2,470)
Net loss per share - Basic and Diluted	$(0.32)	$(0.18)	$(0.65)	$(0.43)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,732	5,749	5,747	5,760

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,861)	$(1,013)	$(3,757)	$(2,470)
Other comprehensive income (loss):
Foreign currency translation adjustments	90	(8)	0	(47)
Unrealized loss on investments	(29)	(1)	(32)	25
Change in accumulated other comprehensive loss	61	(9)	(32)	(22)
Comprehensive loss	$(1,800)	$(1,022)	$(3,789)	$(2,492)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,757)	$(2,470)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	733	120
Provision for doubtful accounts	5	201
Share-based compensation	4	33
Other non-cash charges	(44)	18
Deferred rent	(52)	(21)
Deferred lease incentive	38	38
Restructuring charge	6	32
Changes in operating assets and liabilities:
Trade accounts receivable	(30)	992
Prepaid expenses and other current assets	474	34
Trade accounts payable	504	(685)
Accrued liabilities	(94)	(1,025)
Deferred revenue and customer deposits	5	(117)
Net cash used in operating activities	(2,208)	(2,850)
Cash flows from investing activities:
Purchase of investments	(72)	(5,266)
Proceeds from sale of investments	2,812	9,800
Payments for property and equipment	(1,013)	-
Net cash provided by investing activities	1,727	4,534
Cash flows from financing activities:
Principal payments of capital lease obligations	(86)	(110)
Proceeds from issuance of common stock	-	1
Payments for repurchase of common stock	(84)	(13)
Net cash used in financing activities	(170)	(122)
Effect of exchange rate changes on cash and cash equivalents	-	(11)
Increase in cash and cash equivalents	(651)	1,551
Cash and cash equivalents, beginning of period	2,789	6,352
Cash and cash equivalents, end of period	$2,138	$7,903
Supplemental disclosure of cash flow information:
Interest paid	$7	$9
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$164	$-
Change in unrealized gain (loss) on investments	$(32)	$(1)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) provides its customers with search, social, display, mobile and video advertising solutions as well as analytic, moderation and publishing workflow solutions across the entire social media marketing ecosystem. The customers of Looksmart range from small and medium-sized businesses to large Fortune 50 companies. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart’s search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search through a monitored search advertising distribution network using the Company’s “AdCenter” platform technology.  The advertisers that comprise the Company’s network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries.

Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers (“Intermediaries”).

LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

In addition, Looksmart, under its “Clickable” and “Syncapse” brands, allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

Further, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Lastly, starting in the fourth quarter of 2013, the Company began to offer a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company’s current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

In 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012.  Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company’s overall 2013 revenue decreases. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with us.  In both 2013 and 2012, we ceased business with a number of Intermediaries.

In September 2013, LookSmart purchased the assets related to its Syncapse technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order.  As a result of this transaction, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online.  As a result of the Syncapse asset purchase, the Company is expanding its offerings to our current customer base.  Our expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social platforms.  The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to offer customers the ability to maximize their ad spend in all relevant ad categories.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

In March 2014, the company formed a joint venture, Conversion Media Holdings, LLC, a Delaware Limited Liability Corporation, to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations began in April of 2014 and currently are in a testing phase.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of June 30, 2014 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended June 30, 2014 are not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both June 30, 2014 and December 31, 2013.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million at both June 30, 2014 and December 31, 2013. Bad debt expense included in general and administrative expense was insignificant for both the three and six months ended June 30, 2014. Bad debt expense included in general and administrative expense was $0.3 million and $0.2 million for the three and six months ended June 30, 2013, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2014 and December 31, 2013, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at June 30, 2014 and December 31, 2013. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	June 30,	December 31,
	2014	2013
Company 1	22%	**
Company 2	18%	**
Company 3	**	22%
Company 4	**	18%
Company 5	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	92%	88%	93%	76%
Europe, Middle East and Africa	**	**	**	19%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Advertiser Networks	88%	84%	91%	86%
Publisher Solutions	12%	16%	9%	14%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Company 1	13%	**	12%	**
Company 2	10%	**	11%	**
Company 3	10%	**	**	**
Company 4	**	**	**	13%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distribution Partner 1	20%	**	32%	**
Distribution Partner 2	19%	**	28%	**
Distribution Partner 3	22%	13%	21%	31%
Distribution Partner 4	**	**	**	12%
Distribution Partner 5	**	**	**	11%

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three and six months ended June 30, 2014.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco space, totaling $0.04 million and $0.1 million, respectively, at June 30, 2014 and December 31, 2013, are being amortized over the remaining term of the underlying lease.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for both the three and six months ended June 30, 2014, as well as both the three and six months ended June 30, 2013.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.02 in the three and six months ended June 30, 2014, respectively. Advertising costs were insignificant in both the three and six months ended June 30, 2013.

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

Comprehensive Loss

Other comprehensive loss as of June 30, 2014 and December 31, 2013, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both June 30, 2014 and 2013, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of June 30, 2014 and December 31, 2013, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Adoption of New Accounting Standards

On January 2, 2014 we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, an amendment providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Adoption of this new guidance had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of June 30, 2014, and December 31, 2013 (in thousands):

	Amortized Cost and Estimated Fair Value
	June 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$828	$1,048
Cash equivalents
Money market mutual funds	310	1,641
Commercial paper	1,000	100
Total cash equivalents	1,310	1,741
Total cash and cash equivalents	2,138	2,789
Short-term investments:
Corporate bonds	-	501
Certificates of deposit	123	800
Commercial paper	-	500
Other commodities	72	-
Collateralized debt obligations	320	1,301
Total short-term investments	515	3,102
Long-term investments:
Certificates of deposit	-	154
Total long-term investments	-	154
Total cash, and cash equivalents, short-term and long-term investments	$2,653	$6,045

Realized gains and losses were not significant for either of the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, and December 31, 2013, unrealized gains or losses on investments were $0.03 and insignificant, respectively. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at June 30, 2014, and December 31, 2013, were less than one year. There were no long-term investments at June 30, 2014. The contractual maturity of long-term investments was just over one year as of December 31, 2013.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2014 and 2013, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$1,109	$(461)	$648	$490	$(244)	$246
Furniture and fixtures	22	(3)	19	21	(1)	20
Software	2,977	(743)	2,234	2,962	(246)	2,716
Leasehold improvements	73	(12)	61	59	(4)	55
Land and Buildings	1,339	(13)	1,326	797	(3)	794
Total	$5,520	$(1,232)	$4,288	$4,329	$(498)	$3,831

Depreciation expense on property and equipment for the three and six months ended June 30, 2014, including property and equipment under capital lease at June 30, 2014, was $0.4 million and $0.7 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and six months ended June 30, 2013, was $0.06 million and $0.1 million, respectively, and is recorded in operating expenses. Equipment under capital lease at June 30, 2014 totaled $0.2 million. There was no equipment under capital lease at June 30, 2013.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this Data Center. As a result, the Company intends to expand its cloud based offerings to its customers.

4. Other Assets

The Company’s other assets are as follows at June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	85	-	85	87	-	87
Total	$85	$-	$85	$87	$-	$87

5. Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Accrued distribution and partner costs	$171	$176
Accrued compensation and related expenses	82	87
Accrued professional service fees	82	146
Other	7	35
Total accrued liabilities	$342	$444

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco space, totaling $0.04 million and $0.1 million, respectively, at June 30, 2014 and December 31, 2013, are being amortized over the remaining term of the underlying lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at June 30, 2014, and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Capital lease obligations	$86	$-
Deferred rent	134	186
Total capital lease and other obligations	220	186
Less: current portion of capital lease obligations	(86)	-
Capital lease and other obligations, net of current portion	$134	$186

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

We have an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 and $0.2 million at June 30, 2014 and December 31, 2013, respectively, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

8. Commitments and Contingencies

As of June 30, 2014, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Six months ending December 31, 2014	$88	$80	$168
Years ending December 31,
2015	-	178	178
2016	-	99	99
2017	-	101	101
2018	-	86	86
Total minimum net payments	$88	$544	$632
Less: amount representing interest	(2)
Present value of net minimum payments	86
Less: current portion	(86)
Long-term portion of capital lease obligations	$-

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

Rent expense under all operating leases was $0.04 million and $0.08 million for the three and six months ended June 30, 2014, respectively. Rent expense under all operating leases was $0.02 and $0.05 million for the three and six months ended June 30, 2013, respectively.

Letters of Credit

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at June 30, 2014, related to security of the subleased corporate office lease and secured by a restricted money market account held at CNB.

Purchase Obligations

The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods as of June 30, 2014.

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

Legal Proceedings

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer for LookSmart Ltd. consummated by PEEK Investments LLC on January 14, 2013. The parties agreed to a $450,000 settlement at a June 10, 2014 mediation. This amount was subsequently paid by the Company on July 11, 2014. The Complaint and Counter Claims will be dismissed with prejudice on or before August 31, 2014.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of June 30, 2013. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of June 30, 2014 and December 31, 2013, respectively. There were 1.2 million shares available to be granted under the 2007 Plan at June 30, 2014.

Share-based compensation expense recorded during three and six months ended June 30, 2014, and 2013 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$-	$1	$1	$2
Product development and technical operations	-	2	1	5
General and administrative	1	12	2	29
Total share-based compensation expense	$1	$15	$4	$36

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2014 was $0.01 million and is expected to be recognized over a weighted-average period of approximately 0.91 years. The total fair value of equity awards vested during both the three and six months ended June 30, 2014, was not significant. The total fair value of equity awards vested during both the three and six months ended June 30, 2013, was $0.1 million.

Option Awards

Stock option activity under the Plans during the three and six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2013	25	$4.16	4.67	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(6)	3.03
Options outstanding at March 31, 2014	19	$4.50	4.23	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(7)	1.85
Options outstanding at June 30, 2014	12	$5.13	3.57	$-
Vested and expected to vest at June 30, 2014	12	$5.15	0.89	$-
Exercisable at June 30, 2014	11	$5.21	0.85	$-

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

The following table summarizes information about stock options outstanding at June 30, 2014:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$2.55	-	$2.67	1	5.08	$2.65	1	$2.65
4.14	-	5.64	9	3.87	4.51	8	4.53
8.10	-	11.64	2	1.04	9.87	2	9.87
			12	3.57	5.13	11	5.21

Stock Awards

The Company did not issue restricted stock during the three and six months ended June 30, 2014 and 2013.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was zero in the three and six months ended June 30, 2014 and insignificant in the three and six months ended June 30, 2013. As of June 30, 2014, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan. Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options were granted in the first half of 2014 or 2013, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in both the three and six months ended June 30, 2014 and 2013. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 43 thousand shares were purchased during the three months ended June 30, 2014, at an average price of $1.86 per share under the program and recorded as Treasury Stock at cost totaling approximately $81 thousand dollars. Approximately 13 thousand shares were purchased at an average price of $2.01 per share under the program in the year ended December 31, 2013, and recorded as Treasury Stock at cost totaling approximately $26 thousand dollars.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2014, and December 31, 2013 were as follows (in thousands):

	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$310	$310	$-	$-
Commercial paper	1,000	-	1,000	-
Total cash equivalents	1,310	310	1,000	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other commodities	72	-	72	-
Commercial paper	0	-	-	-
Collateralized debt securities	320	-	-	320
Total short-term investments	515	-	195	320
Total financial assets measured at fair value	$1,825	$310	$1,195	$320

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,641	$1,641	$-	$-
Commercial paper	100	-	100	-
Total cash equivalents	1,741	1,641	100	-
Short-term investments:
Certificates of deposit	800	-	800	-
Corporate bonds	501	-	501	-
Commercial paper	500	-	500	-
Collateralized debt securities	1,301	-	-	1,301
Total short-term investments	3,102	-	1,801	1,301
Long-term investments:
Certificates of deposit	154	-	154	-
Total long-term investments	154	-	154	-
Total financial assets measured at fair value	$4,997	$1,641	$2,055	$1,301

The Company held approximately $0.3 million and $1.3 million in Level 3 investments at June 30, 2014 and December 31, 2013, respectively.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At June 30, 2014 and December 31, 2013, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of September 30, 2014.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. From inception through June 30, 2014, the Company has received payments of $1.9 million, comprised of $1.7 million in principal and $0.3 million in interest.  The investment is recorded at amortized cost, reduced for non-temporary losses charged to earnings. No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of June 30, 2014, and December 31, 2013, the aggregate fair value of the investment was approximately $0.3 million and $1.3 million, respectively.

Level 3 Assets – Roll forward (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Securities
Balance at December 31, 2013	$1,301
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or
changes in net assets)	47
Included in Other
comprehensive income	-
Purchases, issuances, sales,
and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(541)
Balance at March 31, 2014	$807
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or
changes in net assets)	26
Included in Other
comprehensive income	-
Purchases, issuances, sales,
and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(513)
Balance at June 30, 2014	$320

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three and Six Months Ended June 30, 2014 and 2013

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Revenue	$1,410	100.0%	$1,548	100.0%	$(138)	(9%)
Cost of revenue	699	49.6%	983	63.5%	(284)	(29%)
Gross profit	711	50.4%	565	36.5%	146	26%
Operating expenses:
Sales and marketing	390	27.7%	115	7.4%	275	239%
Product development and technical operations	1,217	86.3%	713	46.1%	504	71%
General and administrative	999	70.9%	778	50.3%	221	28%
Restructuring charge	7	0.5%	7	0.5%	-	-
Total operating expenses	2,613	185.3%	1,613	104.2%	1,000	62%
Income loss from operations	(1,902)	(134.9%)	(1,048)	(67.7%)	(854)	81%
Non-operating income (expense), net	41	2.9%	35	2.3%	6	17%
Loss from operations before income taxes	(1,861)	(132.0%)	(1,013)	(65.4%)	(848)	84%
Income tax expense	-	-	-	-	-	-
Net loss	$(1,861)	(132.0%)	$(1,013)	(65.4%)	$(848)	84%

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Revenue	$2,468	100.0%	$3,546	100.0%	$(1,078)	(30%)
Cost of revenue	1,390	56.3%	2,358	66.5%	(968)	(41%)
Gross profit	1,078	43.7%	1,188	33.5%	(110)	(9%)
Operating expenses:
Sales and marketing	845	34.2%	286	8.1%	559	195%
Product development and technical operations	2,417	97.9%	1,400	39.5%	1,017	73%
General and administrative	1,641	66.5%	1,991	56.1%	(350)	(18%)
Restructuring charge	16	0.7%	22	0.6%	(6)	(27%)
Total operating expenses	4,919	199.3%	3,699	104.3%	1,220	33%
Loss from operations	(3,841)	(155.6%)	(2,511)	(70.8%)	(1,330)	53%
Non-operating income (expense), net	84	3.4%	41	1.2%	43	105%
Loss from continuing operations before income taxes	(3,757)	(152.2%)	(2,470)	(69.7%)	(1,287)	52%
Income tax expense	-	-	-	-	-	-
Net loss	$(3,757)	(152.2%)	$(2,470)	(69.7%)	$(1,287)	52%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2014, and 2013, was as follows (in thousands):

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,241	88%	$1,299	84%	$(58)	(4%)
Publisher Solutions	169	12%	249	16%	(80)	(32%)
Total revenue	$1,410	100%	$1,548	100%	$(138)	(9%)

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Advertiser Networks	$2,251	91%	$3,041	86%	$(790)	(26%)
Publisher Solutions	217	9%	505	14%	(288)	(57%)
Total revenue	$2,468	100%	$3,546	100%	$(1,078)	(30%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and six months ended June 30, 2014, as compared to the same period in 2013 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers.

In the first half of 2014, revenue from Intermediaries decreased compared to the first half of 2013. We experienced a continuing decrease in Advertising Network revenue in the first half of 2014 following a trend that began in late 2011.

In the first half of 2014, revenue from Direct Advertisers decreased compared to the first half of 2013.

In the first half of 2014, revenue from Self Service Advertisers decreased compared to the first half of 2013. The Company plans to invest in the Self Service Platform in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three and six months ended June 30, 2014, compared to the same period in 2013 generally due to volume reductions by licensees.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$510	36%	$573	37%	$(63)	(11%)
Other costs	189	14%	410	26%	(221)	(54%)
Total cost of revenue	$699	50%	$983	63%	$(284)	(29%)

Traffic acquisition costs as percentage of Advertiser Network revenue		41%		44%

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$971	39%	$1,585	45%	$(614)	(39%)
Other costs	419	17%	773	22%	(354)	(46%)
Total cost of revenue	$1,390	56%	$2,358	66%	$(968)	(41%)

Traffic acquisition costs as percentage of Advertiser Network revenue		43%		52%

TAC decreased in the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and the change in revenue mix from 2013 to 2014 drove the margin decline.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2014 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

Traffic acquisition costs as a percentage of Advertiser Network revenue decreased to 43% in the first half of 2014, as compared to 52% in the same period in 2013 as a result of overall revenue mix changes from 2013 to 2014.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014, as compared to the same period in 2013, increased by $1.0 million and $1.2 million, respectively. Contributing factors included increases in product and development costs, a legal settlement, and depreciation.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and six months ended June 30, 2014, and 2013, and were as follows (in thousands):

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Sales and marketing	$390	28%	$115	7%	$275	239%
Product development and technical operations	1,217	86%	713	46%	504	71%
General and administrative	999	71%	778	50%	221	28%
Restructuring charge	7	-	7	-	-	-
Total operating expenses	$2,613	185%	$1,613	103%	$1,000	62%

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Sales and marketing	$845	34%	$286	8%	$559	195%
Product development and technical operations	2,417	98%	1,400	39%	1,017	73%
General and administrative	1,641	66%	1,991	56%	(350)	(18%)
Restructuring charge	16	1%	22	1%	(6)	(27%)
Total operating expenses	$4,919	199%	$3,699	104%	$1,220	33%

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

The increase in sales and marketing expenses for the three and six months ended June 30, 2014, reflects a rebuilding effort in our sales force. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

Operating expense for the three and six months ended June 30, 2014, included $0.5 million related to the settlement of the legal claim by Cowen. Operating expense for the three and six months ended June 30, 2013, included $0.5 million related to the tender offer by PEEK. We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three and six months ended June 30, 2014, and 2013 (in thousands):

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$27	2%	$33	2%	$(6)	(18%)
Interest expense	(4)	-	-	-	(4)	100%
Other income, net	18	1%	2	-	16	800%
Total non-operating income (expense), net	$41	3%	$35	2%	$6	17%

Income tax expense	$-	-	$-	-	$-	-

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$74	3%	$41	1%	$33	80%
Interest expense	(7)	-	(9)	-	2	(22%)
Other income (expense), net	17	-	9	-	8	89%
Total non-operating income (expense), net	$84	3%	$41	1%	$43	105%

Income tax expense	$-	-	$-	-	$-	-

Interest Income and Expense

Interest income decreased 18% in the three months ended June 30, 2014 as compared to the same period in 2013. This decrease is due to the amortization of the principal investment in higher yield collateralized debt obligations. Interest income, increased 80% in the six months ended June 30, 2014 as compared to the same period in 2013. The year-to-date increase was primarily due to investment in higher yield collateralized debt obligations in the middle of the second quarter of 2013.

Interest expense, primarily consisting of interest paid on capital leases, increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was primarily due to a new capital lease obligations in the first quarter of 2014. Interest expense, primarily consisting of interest paid on capital leases, decreased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease was primarily due to the final pay-off of capital lease obligations in the first quarter of 2013.

Liquidity and Capital Resources

Cash flows were as follows for the six months ended June 30, 2014, and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(2,208)	$(2,850)	$642
Net cash provided by investing activities	1,727	4,534	(2,807)
Net cash used in financing activities	(170)	(122)	(48)
Effect of exchange rate changes on cash and cash equivalents	-	(11)	11
Increase in cash and cash equivalents	$(651)	$1,551	$(2,202)

Cash, cash equivalents and short- and long-term investment balances were as follows as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$2,138	$2,789	$(651)
Short-term investments	515	3,102	(2,587)
Long-term investments	-	154	(154)
Total	$2,653	$6,045	$(3,392)
% of total assets	32%	52%
Total assets	$8,224	$11,646

At June 30, 2014, we had $2.7 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities, collateralized debt obligations and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments decreased $3.4 million to $2.7 million at June 30, 2014, from $6.0 million at December 31, 2013, primarily due to operating losses.

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

Operating Activities

Cash used in operating activities in the six months ended June 30, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first half of 2014 was $2.2 million and consisted of a net loss of $3.8 million, adjustments for non-cash items of $0.7 million and cash used by working capital and other activities of $0.9 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation and amortization expense on property and equipment, $0.05 amortization of deferred rent, $0.04 in amortization of deferred lease incentive, and $0.03 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.04 million net increase in accounts payable and accrued liabilities, an increase of $0.03 million in accounts receivable and a $0.5 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

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

Investing Activities

Cash provided by investing activities in the first half of 2014 of $1.7 million was attributed to $2.8 million net proceeds from the sale of investments partially offset by a $1.0 million in purchases of property and equipment.

Cash used in investing activities in the first half of 2013 of $4.5 million was attributed to $4.5 million net purchase of investments.

Financing Activities

Cash used in financing activities in the first half of 2014 of $0.2 million is attributed to $0.09 million in scheduled capital lease payments and $0.08 million is the repurchase of the Company’s common stock.

Cash used in financing activities in the half of 2013 of $0.1 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at June 30, 2014, related to security of our corporate office lease, which is secured by a restricted money market account held at CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the six months ended June 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

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

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer consummated for LookSmart Ltd. by PEEK Investments LLC on January 14, 2013. The parties agreed to a $450,000 settlement at a June 10, 2014 mediation. This amount was subsequently paid by the Company on July 11, 2014. The Complaint and Counter Claims will be dismissed with prejudice on or before August 31, 2014.

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

We generated net losses in 2013, 2012 and for the three and six months ended June 30, 2014, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $5.4 million in 2013 and $11 million in 2012. We had net losses of $1.9 million and $3.8 million for the three and six months ended June 30, 2014, respectively. As of December 31, 2013, our accumulated deficit was $253 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development and to market our products. Historically, our operating expenses have increased in proportion to our revenue. Operating expenses may increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The following table details the repurchases made by the Company in the three and six months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total at December 31, 2013			31,902	$925,239
January 1 - January 31, 2014	1,195	$2.05	1,195	923,011
Total at March 31, 2014	1,195	$2.05	33,097	$923,011
April 1 - April 30, 2014	4,755	1.88	4,755	914,056
May 1 - May 31, 2014	11,594	1.80	11,594	893,240
June 1 - June 30, 2014	26,939	1.89	26,939	842,417
Total at June 30, 2014	43,288	$1.86	76,385	$842,417

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART, LTD.

Date: August 14, 2014	By:	/s/ STEVEN WANG
Steven Wang
V.P. Finance and Controller

32

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

