Form 10-Q
period 2014-09-30
LOOKSMART LTD
filed 2014-11-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number: 000-26357

LOOKSMART, LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3904355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 California Street, 16th Floor

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

As of November 14, 2014 there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$2,789
Short-term investments	158	3,102
Total cash, cash equivalents and short-term investments	1,315	5,891
Trade accounts receivable, net	456	606
Prepaid expenses and other current assets	495	1,077
Total current assets	2,266	7,574
Long-term investments	-	154
Property and equipment, net	3,865	3,831
Other assets, net	85	87
Total assets	$6,216	$11,646

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$793	$739
Accrued liabilities	361	444
Deferred revenue and customer deposits	1,006	1,002
Current portion of capital lease obligations	39	-
Total current liabilities	2,199	2,185
Long-term portion of deferred rent	105	186
Total liabilities	2,304	2,371
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both September 30, 2014 and December 31, 2013	17	17
Additional paid-in capital	262,507	262,502
Accumulated other comprehensive loss	(288)	(154)
Accumulated deficit	(258,075)	(253,016)
Treasury stock at cost: 130 shares and 32 shares at September 30, 2014 and December 31, 2013, respectively	(249)	(74)
Total stockholders' equity	3,912	9,275
Total liabilities and stockholders' equity	$6,216	$11,646

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,311	$1,642	$3,779	$5,188
Cost of revenue	648	1,129	2,038	3,487
Gross profit	663	513	1,741	1,701
Operating expenses:
Sales and marketing	398	264	1,243	550
Product development and technical operations	1,180	830	3,597	2,230
General and administrative	472	422	2,113	2,413
Restructuring charge	7	9	23	31
Total operating expenses	2,057	1,525	6,976	5,224
Loss from operations	(1,394)	(1,012)	(5,235)	(3,523)
Non-operating income (expense), net
Interest income	7	87	81	128
Interest expense	-	-	(7)	(9)
Other income (expense), net	85	(20)	102	(11)
Loss from operations before income taxes	(1,302)	(945)	(5,059)	(3,415)
Income tax expense	-	(7)	-	(7)
Net loss	$(1,302)	$(952)	$(5,059)	$(3,422)
Net loss per share - Basic and Diluted	$(0.23)	$(0.17)	$(0.88)	$(0.59)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,722	5,739	5,727	5,758

The accompanying notes are an integral part of these Unaudited Consolidated Financialements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(1,302)	$(952)	$(5,059)	$(3,422)
Other comprehensive income (loss):
Foreign currency translation adjustments	(95)	(6)	(95)	(17)
Unrealized loss on investments	(7)	2	(39)	(1)
Change in accumulated other comprehensive loss	(102)	(4)	(134)	(18)
Comprehensive loss	$(1,404)	$(956)	$(5,193)	$(3,440)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,059)	$(3,422)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032	173
Provision for doubtful accounts	25	155
Share-based compensation	5	37
Other non-cash charges	85	30
Deferred rent	(81)	(34)
Deferred lease incentive	58	58
Restructuring charge	23	40
Changes in operating assets and liabilities:
Trade accounts receivable	125	1,204
Prepaid expenses and other current assets	526	(879)
Trade accounts payable	31	(541)
Accrued liabilities	(74)	(1,002)
Deferred revenue and customer deposits	4	(134)
Net cash used in operating activities	(3,300)	(4,315)
Cash flows from investing activities:
Purchase of investments	(76)	(7,728)
Proceeds from sale of investments	3,173	11,935
Payments for property and equipment	(1,025)	(3,134)
Purchase of intangible assets	-	(153)
Net cash provided by investing activities	2,072	920
Cash flows from financing activities:
Principal payments of capital lease obligations	(134)	(110)
Proceeds from issuance of common stock	-	1
Payments for repurchase of common stock	(175)	(18)
Net cash used in financing activities	(309)	(127)
Effect of exchange rate changes on cash and cash equivalents	(95)	(17)
Decrease in cash and cash equivalents	(1,632)	(3,539)
Cash and cash equivalents, beginning of period	2,789	6,352
Cash and cash equivalents, end of period	$1,157	$2,813
Supplemental disclosure of cash flow information:
Interest paid	$7	$9
Income taxes paid	$-	$7
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$164	$-
Change in unrealized gain (loss) on investments	$(39)	$(1)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. (“LookSmart” or the “Company”) is engaged in three lines of business through Looksmart and its wholly owned subsidiaries, Clickable.com and Novatech.io. The Company operates each line of business, while being related to the others in terms of shared resources, as separate entities with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, Management allows Looksmart to operate as a holding company and as an efficient capital allocator to each of the separate businesses with the desire to find mispriced assets in the public and private markets and take those assets to create scalable and sustainable businesses that can then be monetized for Looksmart’s shareholders.

Looksmart AdCenter

LookSmart, through its original “AdCenter” platform technology business, provides its customers with search, social, display, mobile and video advertising solutions as well as analytic, moderation and publishing workflow solutions across the entire social media marketing ecosystem. The customers of Looksmart range from small and medium-sized businesses to large Fortune 50 companies. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart's search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search through a monitored search advertising distribution network using the Company’s “AdCenter” platform technology.  The advertisers that comprise the Company’s network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries.

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

In addition, Looksmart, under its “Clickable” and “Syncapse ” brands, allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

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

In March 2014, the company formed a joint venture, Conversion Media Holdings, LLC, a Delaware limited liability corporation, to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations began in April of 2014 and currently are in a testing phase. The Company believes that this joint venture will begin to contribute revenue at the end the 4th quarter of 2014.

Clickable.com

Clickable helps brands and agencies measure marketing ROI through customer lifetime by connecting critical marketing and advertising products and services into one platform that gives customers the ability to analyze, publish, moderate, social media and search marketing. Clickable also offers its platform as a white label solution to agencies who use it to save hours of time creating reports, increase transparency to clients, increase stickiness of clients, increase recurring revenue streams, and upsell other tools and services. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to offer customers the ability to maximize their ad spend in all relevant ad categories.

In September 2013, LookSmart purchased the assets related to its Syncapse Inc. (“Syncapse") technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order.  As a result of this transaction, the Company acquired a social media platform that the Company believes has allowed it to quickly scale into social media analytics, publishing, and moderation. This, in turn, should allow our enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  .

Novatech.io

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

NovaTech's cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2014 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended September 30, 2014 are not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both September 30, 2014 and December 31, 2013.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million at both September 30, 2014 and December 31, 2013. Bad debt expense included in general and administrative expense was insignificant for both the three and nine months ended September 30, 2014. Bad debt expense included in general and administrative expense was not significant and $0.2 million for the three and nine months ended September 30, 2013, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2014 and December 31, 2013, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at September 30, 2014 and December 31, 2013. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	September 30,	December 31,
	2014	2013
Company 1	13%	**
Company 2	11%	**
Company 3	12%	**
Company 4	11%	**
Company 5	**	22%
Company 6	**	18%
Company 7	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	85%	48%	90%	67%
Europe, Middle East and Africa	**	22%	**	18%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Advertiser Networks	92%	85%	91%	86%
Publisher Solutions	8%	15%	9%	14%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Company 1	**	**	10%	**
Company 2	11%	**	11%	**
Company 3	**	**	**	**
Company 4	**	**	**	**

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distribution Partner 1	15%	**	16%	**
Distribution Partner 2	10%	**	13%	**
Distribution Partner 3	22%	13%	21%	31%
Distribution Partner 4	**	**	**	12%
Distribution Partner 5	**	**	**	11%

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three and nine months ended September 30, 2014.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ends on December 31, 2014, at which time the company has no longer any obligations under the terms of this lease.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for both the three and nine months ended September 30, 2014, as well as both the three and nine months ended September 30, 2013.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.03 in the three and nine months ended September 30, 2014, respectively. Advertising costs were insignificant in both the three and nine months ended September 30, 2013.

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

Comprehensive Loss

Other comprehensive loss as of September 30, 2014 and December 31, 2013, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both September 30, 2014 and 2013, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of September 30, 2014 and December 31, 2013, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September 30, 2014, and December 31, 2013 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$698	$1,048
Cash equivalents
Money market mutual funds	459	1,641
Commercial paper	-	100
Total cash equivalents	459	1,741
Total cash and cash equivalents	1,157	2,789
Short-term investments:
Corporate bonds	-	501
Certificates of deposit	123	800
Commercial paper	-	500
Other commodities	35	-
Collateralized debt obligations	-	1,301
Total short-term investments	158	3,102
Long-term investments:
Certificates of deposit	-	154
Total long-term investments	-	154
Total cash, and cash equivalents, short-term and long-term investments	$1,315	$6,045

Realized gains and losses were not significant for either of the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, and December 31, 2013, unrealized gains or losses on investments were $0.03 and insignificant, respectively. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at September 30, 2014, and December 31, 2013, were less than one year. There were no long-term investments at September 30, 2014. The contractual maturity of long-term investments was just over one year as of December 31, 2013.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$1,113	$(542)	$571	$490	$(244)	$246
Furniture and fixtures	22	(3)	19	21	(1)	20
Software	2,848	(948)	1,900	2,962	(246)	2,716
Leasehold improvements	73	(16)	57	59	(4)	55
Land and Buildings	1,339	(21)	1,318	797	(3)	794
Total	$5,395	$(1,530)	$3,865	$4,329	$(498)	$3,831

Depreciation expense on property and equipment for the three and nine months ended September 30, 2014, including property and equipment under capital lease at September 30, 2014, was $0.3 million and $1.1 million, respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September 30, 2013, was $0.06 million and $0.2 million, respectively, and is recorded in operating expenses. Equipment under capital lease at September 30, 2014 totaled $0.2 million. There was no equipment under capital lease at September 30, 2013.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this Data Center. As a result, the Company intends to expand its cloud based offerings to its customers.

4. Other Assets

The Company’s other assets are as follows at September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	85	-	85	87	-	87
Total	$85	$-	$85	$87	$-	$87

5. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accrued distribution and partner costs	$158	$176
Accrued compensation and related expenses	100	87
Accrued professional service fees	97	146
Other	5	35
Total accrued liabilities	$360	$444

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ends on December 31, 2014, at which time the company has no longer any obligations under the terms of this lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September 30, 2014, and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Capital lease obligations	$39	$-
Deferred rent	105	186
Total capital lease and other obligations	144	186
Less: current portion of capital lease obligations	(39)	-
Capital lease and other obligations, net of current portion	$105	$186

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

City National Bank

We have an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 and $0.2 million at September 30, 2014 and December 31, 2013, respectively, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

8. Commitments and Contingencies

As of September 30, 2014, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Three months ending December 31, 2014	$41	$38	$79
Years ending December 31,
2015	-	81	81
2016	-	-	-
2017	-	-	-
2018	-	-	-
Total minimum net payments	$41	$119	$160
Less: amount representing interest	(2)
Present value of net minimum payments	39
Less: current portion	(39)
Long-term portion of capital lease obligations	$-

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

In August 2013, the Company leased office space of approximately 2,341 square feet for its corporate office in San Francisco, California under a five year lease that commenced in September 2014 and expires on August 31, 2018. On October 15, 2014, the Company terminated this lease, closed the office and was released from all obligations under this lease.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in July 2015.

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2013.

Rent expense under all operating leases was $0.04 million and $0.1 million for the three and nine months ended September 30, 2014, respectively. Rent expense under all operating leases was $0.04 and $0.1 million for the three and nine months ended September 30, 2013, respectively.

Letters of Credit

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at September 30, 2014, related to security of the subleased corporate office lease and secured by a restricted money market account held at CNB.

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

Legal Proceedings

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer for LookSmart Ltd. consummated by PEEK Investments LLC on January 14, 2013. The parties agreed to a $450,000 settlement at a June 10, 2014 mediation. This amount was subsequently paid by the Company on July 11, 2014. The Complaint and Counter Claim was dismissed with prejudice on August 27, 2014.

On October 3, 2013, WeBoost Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed and is currently pending before the United States District Court, Northern District of California. WeBoost’s complaint asserts claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  No specific monetary amounts are indicated in the complaint. LookSmart believes the claims are meritless and continues to vigorously defend the matter. The Company is unable to presently determine the risk of loss associated with this matter.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of September 30, 2013. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of September 30, 2014 and December 31, 2013, respectively. There were 1.2 million shares available to be granted under the 2007 Plan at September 30, 2014.

Share-based compensation expense recorded during three and nine months ended September 30, 2014, and 2013 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and marketing	$-	$-	$1	$2
Product development and technical operations	-	1	1	6
General and administrative	1	2	3	31
Total share-based compensation expense	$1	$3	$5	$39

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2014 was not signficantand is expected to be recognized over a weighted-average period of approximately 0.72 years. The total fair value of equity awards vested during both the three and nine months ended September 30, 2014, was not significant. The total fair value of equity awards vested during both the three and nine months ended September 30, 2013, was not signficant.

Option Awards

Stock option activity under the Plans during the three and nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2013	25	$4.16	4.67	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(6)	3.03
Options outstanding at March 31, 2014	19	$4.50	4.23	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(7)	1.85
Options outstanding at June 30, 2014	12	$5.13	3.57	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(7)	1.88
Options outstanding at September 30, 2014	5	$5.27	3.18	$-
Vested and expected to vest at September 30, 2014	4	$5.33	0.68	$-
Exercisable at September 30, 2014	4	$5.49	0.57	$-

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

The following table summarizes information about stock options outstanding at September 30, 2014:

			Options Outstanding			Options Exercisable
Price Ranges			Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
			(in thousands)	(in years)		(in thousands)
$4.14	-	$5.64	4	3.80	$4.53	3	$4.59
8.10	-	8.10	1	0.80	8.10	1	8.10
			5	3.18	5.27	4	5.49

Stock Awards

The Company did not issue restricted stock during the three and nine months ended September 30, 2014 and 2013.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was zero in the three and nine months ended September 30, 2014 and insignificant in the three and nine months ended September 30, 2013. As of September 30, 2014, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan. Following the February 15, 2013 purchase, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements.

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

No options were granted in the first nine months of 2014 or 2013, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in both the three and nine months ended September 30, 2014 and 2013. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 54 thousand shares were purchased during the three months ended September 30, 2014, at an average price of $1.70per share under the program and recorded as Treasury Stock at cost totaling approximately $92 thousand dollars. Approximately 13 thousand shares were purchased at an average price of $2.01 per share under the program in the year ended December 31, 2013, and recorded as Treasury Stock at cost totaling approximately $26 thousand dollars.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2014, and December 31, 2013 were as follows (in thousands):

	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$459	$459	$-	$-
Commercial paper	0	-	-	-
Total cash equivalents	459	459	-	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other commodities	35	-	35	-
Commercial paper	0	-	-	-
Collateralized debt securities	0	-	-	320
Total short-term investments	158	-	158	320
Total financial assets measured at fair value	$617	$459	$158	$320

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1,641	$1,641	$-	$-
Commercial paper	100	-	100	-
Total cash equivalents	1,741	1,641	100	-
Short-term investments:
Certificates of deposit	800	-	800	-
Corporate bonds	501	-	501	-
Commercial paper	500	-	500	-
Collateralized debt securities	1,301	-	-	1,301
Total short-term investments	3,102	-	1,801	1,301
Long-term investments:
Certificates of deposit	154	-	154	-
Total long-term investments	154	-	154	-
Total financial assets measured at fair value	$4,997	$1,641	$2,055	$1,301

The Company held no Level 3 investments at September 30, 2014. The Company held approximately $1.3 million in Level 3 investments at December 31, 2013.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2014 and December 31, 2013, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of September 30, 2014.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. From inception through September 30, 2014, the Company has received payments of $2.3 million, comprised of $2.0 million in principal and $0.3 million in interest.  The investment is recorded at amortized cost, reduced for non-temporary losses charged to earnings. No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of September 30, 2014, and December 31, 2013, the aggregate fair value of the investment was zero and approximately $1.3 million, respectively.

Level 3 Assets – Roll forward (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Securities
Balance at December 31, 2013	$1,301
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	47
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(541)
Balance at March 31, 2014	$807
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	26
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(513)
Balance at June 30, 2014	$320
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	7
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(327)
Balance at Sep 30, 2014	-

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2014 and 2013

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Revenue	$1,311	100.0%	$1,642	100.0%	$(331)	(20)%
Cost of revenue	648	49.4%	1,129	68.8%	(481)	(43)%
Gross profit	663	50.6%	513	31.2%	150	29%
Operating expenses:
Sales and marketing	398	30.4%	264	16.1%	134	51%
Product development and technical operations	1,180	90.0%	830	50.5%	350	42%
General and administrative	472	36.0%	422	25.7%	50	12%
Restructuring charge	7	0.5%	9	0.6%	(2)	-
Total operating expenses	2,057	156.9%	1,525	92.9%	532	35%
Income loss from operations	(1,394)	(106.3)%	(1,012)	(61.7)%	(382)	38%
Non-operating income (expense), net	92	7.0%	67	4.1%	25	37%
Loss from operations before income taxes	(1,302)	(99.3)%	(945)	(57.6)%	(357)	38%
Income tax expense	-	-	(7)	(0.4)%	7	-
Net loss	$(1,302)	(99.3)%	$(952)	(58.0)%	$(350)	37%

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Revenue	$3,779	100.0%	$5,188	100.0%	$(1,409)	(27)%
Cost of revenue	2,038	53.9%	3,487	67.2%	(1,449)	(42)%
Gross profit	1,741	46.1%	1,701	32.8%	40	2%
Operating expenses:
Sales and marketing	1,243	32.9%	550	10.6%	693	126%
Product development and technical operations	3,597	95.2%	2,230	43.0%	1,367	61%
General and administrative	2,113	55.9%	2,413	46.5%	(300)	(12)%
Restructuring charge	23	0.7%	31	0.6%	(8)	(26)%
Total operating expenses	6,976	184.6%	5,224	100.7%	1,752	34%
Loss from operations	(5,235)	(138.5)%	(3,523)	(67.9)%	(1,712)	49%
Non-operating income (expense), net	176	4.7%	108	2.1%	68	63%
Loss from continuing operations before income taxes	(5,059)	(133.9)%	(3,415)	(65.8)%	(1,644)	48%
Income tax expense	-	-	(7)	(0.1)%	7	-
Net loss	$(5,059)	(133.9)%	$(3,422)	(65.9)%	$(1,637)	48%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2014, and 2013, was as follows (in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,205	92%	$1,398	85%	$(193)	(14)%
Publisher Solutions	106	8%	244	15%	(138)	(57)%
Total revenue	$1,311	100%	$1,642	100%	$(331)	(20)%

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,456	91%	$4,439	86%	$(983)	(22)%
Publisher Solutions	323	9%	749	14%	(426)	(57)%
Total revenue	$3,779	100%	$5,188	100%	$(1,409)	(27)%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and nine months ended September 30, 2014, as compared to the same period in 2013 is the result of a reduction in revenues from all categories, Intermediaries, Direct Advertisers and Self Service Advertisers.

In the nine months of 2014, revenue from Intermediaries decreased compared to the nine months of 2013. We experienced a continuing decrease in Advertising Network revenue in the nine months of 2014 following a trend that began in late 2011.

In the nine months of 2014, revenue from Direct Advertisers decreased compared to the nine months of 2013.

In the nine months of 2014, revenue from Self Service Advertisers decreased compared to the nine months of 2013. The Company plans to invest in the Self Service Platform in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three and nine months ended September 30, 2014, compared to the same period in 2013 generally due to volume reductions by licensees.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$510	39%	$608	37%	$(98)	(16)%
Other costs	189	15%	521	32%	(332)	(64)%
Total cost of revenue	$699	54%	$1,129	69%	$(430)	(38)%

Traffic acquisition costs as percentage of Advertiser Network revenue		42%		43%

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,481	39%	$2,193	42%	$(712)	(32)%
Other costs	557	15%	1,294	25%	(737)	(57)%
Total cost of revenue	$2,038	54%	$3,487	67%	$(1,449)	(42)%

Traffic acquisition costs as percentage of Advertiser Network revenue		43%		49%

TAC decreased in the three and nine months ended September 30, 2014, when compared to the three and nine months ended September 30, 2013. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and the change in revenue mix from 2013 to 2014 drove the margin decline.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2014 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

TAC as a percentage of Advertiser Network revenue decreased to 39% in the nine months eded September 30, 2014, as compared to 42% in the same period in 2013 as a result of overall revenue mix changes from 2013 to 2014.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014, as compared to the same period in 2013, increased by $0.5 million and $1.7 million, respectively. Contributing factors included increases in product and development costs, and depreciation.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and nine months ended September 30, 2014, and 2013, and were as follows (in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Sales and marketing	$398	30%	$264	16%	$134	51%
Product development and technical operations	1,180	90%	830	50%	350	42%
General and administrative	472	36%	422	26%	50	12%
Restructuring charge	7	0	9	1%	(2)	(0)
Total operating expenses	$2,057	157%	$1,525	93%	$532	35%

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,243	33%	$550	11%	$693	126%
Product development and technical operations	3,597	95%	2,230	43%	1,367	61%
General and administrative	2,113	56%	2,413	46%	(300)	(12)%
Restructuring charge	23	1%	31	1%	(8)	(26)%
Total operating expenses	$6,976	185%	$5,224	101%	$1,752	34%

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

The increase in sales and marketing expenses for the three and nine months ended September 30, 2014, reflects a rebuilding effort in our sales force. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

Product Development and Technical Operations

Product development and technical operations expense includes all costs related to the continued operations, development and enhancement of our core technology product, the AdCenter platform and the Clickable.com platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. "The Clickable.com Platform is used to provide customers with analytics, publishing, social and search advertising business intelligence, as well as incorporating customer and partner data using API's and custom data integration to manage their marketing return on investment."  These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Software licensing and computer equipment depreciation related to supporting product development and technical operations functions are also included in product development and technical operations expense.

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

Operating expense for the three and nine months ended September 30, 2014, included $0.5 million related to the settlement of the legal claim by Cowen. Operating expense for the three and nine months ended September 30, 2013, included $0.5 million related to the tender offer by PEEK. We do not expect substantial future increases in general and administrative expense.

Other Items

The tables below set forth other continuing operations data for the three and nine months ended September 30, 2014, and 2013 (in thousands):

	Three Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$7	1%	$87	5%	$(80)	(92)%
Interest expense	-	-	-	-	-	100%
Other income, net	85	6%	(20)	(1)%	105	(525)%
Total non-operating income (expense), net	$92	7%	$67	4%	$25	37%

Income tax expense	$-	-	$(7)	-	$7	(100)%

	Nine Months Ended September 30,
	2014	% of Revenue	2013	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$81	2%	$128	2%	$(47)	(37)%
Interest expense	(7)	-	(9)	-	2	(22)%
Other income (expense), net	102	-	(11)	-	113	(1027)%
Total non-operating income (expense), net	$176	2%	$108	2%	$68	63%

Income tax expense	$-	-	$(7)	-	$7	(100)%

Interest Income and Expense

Interest income decreased 92% in the three months ended September 30, 2014 as compared to the same period in 2013. This decrease is due to the amortization of the principal investment in higher yield collateralized debt obligations. Interest income, decreased 37% in the nine months ended September 30, 2014 as compared to the same period in 2013.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the nine months ended September 30, 2014, as compared to the three months ended September 30, 2013. Interest expense, primarily consisting of interest paid on capital leases, decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This decrease was primarily due to the final pay-off of capital lease obligations in the first quarter of 2013.

Liquidity and Capital Resources

Cash flows were as follows for the nine months ended September 30, 2014, and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(3,300)	$(4,315)	$1,015
Net cash provided by investing activities	2,072	920	1,152
Net cash used in financing activities	(309)	(127)	(182)
Effect of exchange rate changes on cash and cash equivalents	(95)	(17)	(78)
Increase in cash and cash equivalents	$(1,632)	$(3,539)	$1,907

Cash, cash equivalents and short- and long-term investment balances were as follows as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$1,157	$2,789	$(1,632)
Short-term investments	158	3,102	(2,944)
Long-term investments	-	154	(154)
Total	$1,315	$6,045	$(4,730)
% of total assets	21%	52%
Total assets	$6,216	$11,646

At September 30, 2014, we had $1.3 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities, collateralized debt obligations and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments decreased $4.7 million to $1.3 million at September 30, 2014, from $6.0 million at December 31, 2013, primarily due to operating losses.

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

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months of 2014 was $3.3 million and consisted of a net loss of $5.1 million, adjustments for non-cash items of $1.1 million and cash used by working capital and other activities of $0.06 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation and amortization expense on property and equipment, $0.08 amortization of deferred rent, $0.06 in amortization of deferred lease incentive, and $0.2 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.04 million net increase in accounts payable and accrued liabilities, an increase of $0.1 million in accounts receivable and a $0.5 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

Cash used in operating activities in the nine months ended September 30, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months of 2013 was $4.3 million and consisted of a net loss of $3.4 million, adjustments for non-cash items of $0.5 million and cash used by working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $0.2 million of depreciation and amortization expense on property and equipment, $0.2 million in bad debt expense and $0.03 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of a $1.5 million net decrease in accounts payable and accrued liabilities, combined with a decrease of $1.2 million in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The decrease in accounts receivable is primarily attributed to a decrease in invoiced customer revenue.

Investing Activities

Cash provided by investing activities in the nine months of 2014 of $2.07 million was attributed to $3.2 million net proceeds from the sale of investments partially offset by a $1.0 million in purchases of property and equipment.

Cash used in investing activities in the first half of 2013 of $0.1 million was attributed to $0.1 million net purchase of investments.

Financing Activities

Cash used in financing activities in the first half of 2014 of $0.3 million is attributed to $0.1 million in scheduled capital lease payments and $0.2 million is the repurchase of the Company’s common stock.

Cash used in financing activities in the half of 2013 of $0.1 million is primarily attributed to scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at September 30, 2014, related to security of our corporate office lease, which is secured by a restricted money market account held at CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the nine months ended September 30, 2014.

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

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2013, Cowen and Company, LLC filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. According to the complaint, Cowen claims that LookSmart is required by an engagement letter dated August 14, 2009 to pay Cowen a $1,000,000 "Sale Transaction Fee" as a result of the third-party tender offer consummated for LookSmart Ltd. by PEEK Investments LLC on January 14, 2013. The parties agreed to a $450,000 settlement at a June 10, 2014 mediation. This amount was subsequently paid by the Company on July 11, 2014. The Complaint and Counter Claims were dismissed on August 27, 2014.

On October 3, 2013, WeBoost Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed and is currently pending before the United States District Court, Northern District of California. WeBoost’s complaint asserts claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  No specific monetary amounts are indicated in the complaint. LookSmart believes the claims are meritless and continues to vigorously defend the matter. The Company is presently unable to determine the risk of loss associated with this matter..

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

Risks Related to our Business

We generated net losses in 2013, 2012 and for the three and nine months ended September 30, 2014, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $5.2 million in 2013 and $11 million in 2012. We had net losses of $1.3 million and $5.1 million for the three and nine months ended September 30, 2014, respectively. As of December 31, 2013, our accumulated deficit was $253 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development and to market our products. Historically, our operating expenses have increased in proportion to our revenue. Operating expenses may increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer.

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2012 and 2013. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Decisions by search advertising customers and distribution network partners not to adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business or related business models under development, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers have historically been Intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers. In 2013, we experienced a further decrease in revenues due to loss of Intermediary business.

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has historically been Intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. The Intermediary business model experienced a significant change in the fourth quarter of 2011.  Since then, we have seen our revenues from Intermediaries decreasing from prior levels, and have ceased business with several of our Intermediary customers. We do not expect significant future revenue growth in this area. If we are unable to identify and exploit alternative sources of profitable revenue, our results of operations, financial condition and/or liquidity will suffer.

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

We compete with companies such as Google and Apple, both of which are significantly larger than us and have more capital to invest in their advertising businesses. We also compete with in-house solutions used by companies who choose to coordinate advertising across their own properties, such as Facebook, Twitter, Yahoo! and Pandora. They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with their partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for online advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

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

From time to time we evaluate strategic corporate development opportunities and when appropriate, may make acquisitions of or significant investments in complementary companies or technologies to increase our technological capabilities expand our service offerings, or extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration, may be expensive and may divert the attention of management from the day-to-day operations of the company. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities or increase our debt to pay for such acquisitions. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, all of which would adversely affect our operating results. Integration of acquired companies and technologies into the company is likely to be expensive, time-consuming, and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

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

We use proprietary and licensed software and databases to receive and analyze advertisements, campaigns and budgets, match search queries to advertising, analyze webpage information to match advertising to relevant content, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs, or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our service or the websites of our distribution network partners:

☐	customization of our matching algorithms and ad serving technologies,

☐	substantial increases in the number of queries to our database,

☐	substantial increases in the number of searches in our advertising databases, or

☐	the addition of new products or features, or changes to our products.

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

The recent global financial crisis, uncertainty in global economic conditions and our history of losses may have significant negative effects on our access to credit and our ability to raise capital.

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

We currently have a data center in Phoenix to house equipment for web serving and networking and to provide network connectivity services. We also have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account, and web serving systems at separate locations. Accordingly, our operations depend on the data center to protect the systems from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hacking, vandalism, and similar events. Our data center and partners do not guarantee that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize, and record revenue would suffer.

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

We seek patent protection for certain of our technologies and currently have several issued U.S. and international patents, and pending international and domestic patent applications. There can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Our revenues and operating results have fluctuated in the past, and will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, many of which are beyond our control. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may cause fluctuations in our operating results include, without limitation:

☐	changes in the composition and size of our Advertiser Network customer base;

☐	change in composition of our AdCenter customer base;

the seasonal nature of our customers’ spending on digital advertising campaigns;

the pricing of advertising inventory or of other third-party services;

☐	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites;

☐	changes in the intermediary business model which affect the entire online search advertising ecosystem;

☐	changes in the number of search advertising customers who do business with us, or the amount of spending per customer;

the introduction of new technologies, product or service offerings by our competitors;

changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

☐	the revenue-per-click we receive from search advertising customers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services;

☐	changes to our traffic acquisition costs related to our Advertiser Network, including changes to the economic prospects of our advertisers generally, which could alter current or prospective advertisers’ spending priorities and increase the time or costs required to complete sales with advertisers;

changes and uncertainty in the regulatory environment for us or our advertisers;

changes in the availability of advertising inventory through real-time advertising exchanges, or in the cost to reach end consumers through digital advertising;

changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

costs related to the acquisition of people, business or technologies; and

☐	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners.

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

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors, including, without limitation:

☐	developments concerning proprietary rights, including patents, by us or a competitor;

☐	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

☐	introductions of new services by us or our competitors;

☐	enactment of new government regulations affecting our industry;

☐	changes in the market valuations of Internet companies in general and comparable companies in particular;

☐	quarterly fluctuations in our operating results;

☐	the termination or expiration of our distribution agreements;

☐	our potential failure to meet our forecasts or analyst expectations on a quarterly basis;

☐	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price;

☐	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions;

☐	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices;

☐	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors;

☐	the short selling of our stock;

☐	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur; or

☐	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

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

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

☐	fund the additional operations and capital expenditures;

☐	take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies;

☐	develop and upgrade our technology infrastructure beyond current plans;

☐	develop new product and service offerings;

☐	take advantage of favorable conditions in capital markets; or

☐	respond to competitive pressures.

Our audited consolidated financial statements for the fiscal year ended December 31, 2013, were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, the report of our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2013, has indicated that we have incurred net loss since our inception, have experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2013, that may present some challenges to our ability to continue as a going concern.

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

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The following table details the repurchases made by the Company in the three and nine months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total at December 31, 2013			31,902	$925,239
January 1 - January 31, 2014	1,195	$2.05	1,195	923,011
Total at March 31, 2014	1,195	$2.05	33,097	$923,011
April 1 - April 30, 2014	4,755	1.88	4,755	914,056
May 1 - May 31, 2014	11,594	1.80	11,594	893,240
June 1 - June 30, 2014	26,939	1.89	26,939	842,417
Total at June 30, 2014	43,288	$1.86	76,385	$842,417
July 1 - July 31, 2014	8,105	1.86	8,105	827,374
August 1 - August 31, 2014	30,143	1.73	30,143	775,222
September 1 - September 30, 2014	15,492	1.57	15,492	750,872
Total at September 30, 2014	53,740	$1.70	130,125	$750,872

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART, LTD.

Date: November 14, 2014	By:	/s/ STEVEN WANG
Steven Wang
V.P. Finance and Controller

EXHIBIT INDEX

Exhibits

Number	Description of Document

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2	Rights Agreement dated as of August 23, 2012 among LookSmart, Ltd. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed herewith

