Form 10-K
period 2014-12-31
LOOKSMART LTD
filed 2015-03-17
CIK 1077866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

San Francisco, California 94111

(415) 348-7000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.003 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2014, was approximately $11,249,259. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2015, 5,769,533 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in search advertising network product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with international customers; that we may have unexpected increases in costs and expenses; or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this Annual Report may occur. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

LookSmart, Ltd. (“LookSmart” or the “Company”) was organized in 1996 and is incorporated in the State of Delaware. LookSmart is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. In addition, LookSmart formed a partnership with Conversion Media Holdings, LLC, which supports the Company’s other lines of business through the creation of content sites directed at ecommerce verticals. The Company operates its partnership and each line of business, while being related to the others in terms of shared resources, as separate business lines with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, this separation of business lines allows Looksmart to operate effectively as a holding company and as a capital allocator to each of the Company’s separate businesses with the goal of finding mispriced assets in the public and private markets and subsequently taking those assets to create scalable and sustainable businesses that may then be monetized for the ultimate benefit of Looksmart’s stockholders.

Clickable

In September 2013, LookSmart, through its wholly owned subsidiary LookSmart Canada Ltd., purchased the assets related to its Syncapse Inc. (“Syncapse”) technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order.  As a result of this transaction, the Company acquired a social media platform that the Company believes has allowed it to quickly scale into social media analytics, publishing, and moderation. This, in turn, should allow our enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  In January 2014, LookSmart re-branded Syncapse as “Clickable.”

Clickable helps brands and agencies measure marketing ROI through a customer’s lifetime by connecting critical marketing and advertising products and services into one platform that gives customers the ability to analyze, publish, moderate, social media and search marketing. Clickable also offers its platform as a white label solution to agencies who use it to save hours of time creating reports, increase transparency to clients, increase stickiness of clients, increase recurring revenue streams, and upsell other tools and services. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to provide vertically integrated solutions that will offer customers the ability to maximize their ad spend in all relevant ad categories.

In addition, Clickable allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers that LookSmart aims to partner with, including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

LookSmart AdCenter

We have developed a proprietary web-based advertising auction platform, the “AdCenter”, that allows us to create, track, analyze, report and optimize customers’ advertising campaigns. Through the AdCenter platform, our customers are provided with search, social, display, mobile and video advertising solutions as well as analytic, moderation and publishing workflow solutions across the entire social media marketing ecosystem. The AdCenter indexes ads, analyzes webpage information to match advertising to relevant content, matches search queries to advertising and utilizes advanced fraud detection techniques in a high-volume ad serving environment. The platform also collects impression and click data for each listing that we manage for our customers and provides us with billing information. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers (“Intermediaries”) do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers. Our Intermediary business model experienced a significant change in the fourth quarter of 2011, such that the Company’s revenue from Intermediaries has declined significantly as compared to 2011 and earlier. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company's overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports, including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

LookSmart's search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search capability through a monitored search advertising distribution network.  LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s “trading desk” personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets those audiences via the Company’s exchange inventory. LookSmart offers its trading desk as a managed service.

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

Novatech.io

In November of 2013, LookSmart acquired an approximately 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

NovaTech's cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products; it simply helps our users find any product available for sale on the Web. ShopWiki actively crawls the Internet and API feeds from merchants, to find and organize the widest selection of products from more than 250,000 online merchants.

Web Searches

The Company offers a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Conversion Media

In March 2014, the Company entered into a partnership with VisionNexus, LLC, a California limited liability company called Conversion Media Holdings, LLC, a Delaware limited liability corporation, with the intent to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations of Conversion Media Holdings, LLC began in April of 2014 and currently are in a testing phase. The Company believes that Conversion Media Holdings, LLC will begin to generate revenue at the end the 2nd quarter of 2015.

Competition

The online advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of advertisers’ limited advertising budgets. The large search engines, such as Yahoo!, Google, and Bing often receive the biggest portion of the search marketing budget. In addition, social networks such as Facebook and LinkedIn are rapidly scaling their advertising capabilities. With greater capital and technical resources, and greater brand recognition, the larger brands are often first priority in the mind of the advertiser, agency or buyer.

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

Customers

For the year ended December 31, 2014, our largest customer accounted for 12% of our revenue. For the year ended December 31, 2013, our largest customer accounted for 13% of our revenue.

Intellectual Property

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

Research, Product Development and Technical Operations Expense

Research, product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our Clickable and AdCenter platforms. Our product development and technical operations expense for Clickable, net of capitalized software development costs, was approximately $2.0 million during the year ended December 31, 2014 and approximately $0.7 million during the year ended December 31, 2013. Our product development and technical operations expense for AdCenter, net of capitalized software development costs, was approximately $4.6 million during the year ended December 31, 2014 and approximately $3.6 million during the year ended December 31, 2013.

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

Employees

As of December 31, 2014, we had 18 total employees, all of which were full-time employees. None of our employees is represented by a union and we believe our employee relations to be good.

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

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2014 and 2013. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Decisions by search advertising customers and distribution network partners not to adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business or related business models under development, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers have historically been Intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers. In 2014, we experienced a further decrease in revenues due to loss of Intermediary business.

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has historically been Intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. The Intermediary business model experienced a significant change in the fourth quarter of 2011.  Since then, we have seen our revenues from Intermediaries decreasing from prior levels, and have ceased doing business with a number of our Intermediary customers. We do not expect significant future revenue growth in this area. If we are unable to identify and exploit alternative sources of profitable revenue, our results of operations, financial condition and/or liquidity will suffer.

Our future success depends on sales to, and the management of, international customers.

A portion of our revenue is derived from sales to international customers who are headquartered internationally, however our business with them is primarily U.S. based and our transactions are primarily in U.S. dollars.

Managing our growing group of customers outside the U.S. presents various challenges, including, but not limited to:

•	economic and political conditions;

•	longer payment cycles;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local accounts;

•	compliance with United States and international laws and regulations;

•	fluctuations in foreign currency exchange rates; and

•	our ability to secure and retain qualified people for the operation of our business.

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

We generated net losses in 2014 and 2013, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $6.4 million in 2014 and $5.3 million in 2013. As of December 31, 2014, our accumulated deficit was approximately $259 million. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development and to market our products. Historically, our operating expenses have increased in proportion to our revenue. Operating expenses may increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

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

Our acquisition of Syncapse and ShopWiki could have a negative impact on our business, or on our stock price.

In September 2013, we purchased the assets of Syncapse and in December 2014, we acquired ShopWiki. These acquisitions could disrupt our business in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

•	our customers and other third party business partners may seek to terminate or renegotiate their relationships as a result of our acquisition of Syncapse, whether pursuant to the terms of their existing agreements or otherwise;

•	the attention of our management may be directed toward the integration of our businesses and related matters and may be diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us; and

•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

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

Our Data Center facility in Phoenix, Arizona is vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, while we have a disaster recovery plan in place, we do not maintain a “hot failover” instance of our software platform permitting us to immediately switch over in the event of damage or service interruption at our Data Center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

We have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account, and web serving systems at separate locations. Accordingly, our operations depend on the ability of our Data Center to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hacking, vandalism, and similar events. We cannot guarantee that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize, and record revenue would suffer.

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

We seek patent protection for certain of our technologies and currently have three issued U.S. patents. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

The Company is also involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

Risks Related to the Capital Market

Our securities may be delisted.

On January 26, 2015, we received a letter from the Staff of the Listing Qualifications Department of NASDAQ indicating that for the last 30 consecutive business days, the closing bid price of the Company’s common stock has been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2). The notice does not otherwise impact the Company’s listing on NASDAQ at this time.

In accordance with Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until July 27, 2015, to regain compliance with the Rule (the “Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 business days, during the Compliance Period.

If the Company does not regain compliance with the Rule by July 27, 2015, NASDAQ will provide written notification to the Company that its common stock may be delisted. However, the Company would be entitled to an additional 180-day period from July 27, 2015 to regain compliance, if, on July 27, 2015, the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, then the Company would need to provide written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There is no assurance as to the price at which the Company’s common stock will trade. The Company intends to actively monitor the bid price for its common stock during the Compliance Period, and if the common stock continues to trade below the minimum bid price required for continued listing, the Company’s board of directors will actively consider its options to regain compliance with the continued listing requirements.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, Albert Wong & Co. LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2014 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and negative working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth in product orders and shipments, improved operating margins and our ability to profitably meet our after-sale service commitments with existing customers. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

As of December 31, 2014, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 68% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

In October, 2014, the Company entered into a month-to-month based sublease in San Francisco, California for 250 square feet of office space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

LookSmart, Ltd. common stock has been quoted on the NASDAQ Capital Market since December 2, 2012. The Company trades under the symbol “LOOK”. The following table sets forth the range of high and low sales prices of the common stock on the NASDAQ Capital Market for each period indicated:

	HIGH	LOW
2014
First quarter	$2.68	$1.94
Second quarter	$2.30	$1.22
Third quarter	$2.88	$1.50
Fourth quarter	$2.01	$0.66
2013
First quarter (1)	$3.06	$2.40
Second quarter (1)	$2.70	$1.53
Third quarter (1)	$2.70	$1.77
Fourth quarter (1)	$2.76	$1.93

(1) Prices have been adjusted for 3:1 reverse split on November 7, 2013

LookSmart had approximately 282 holders of record of common stock as of March 11, 2015.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In December 1997, the Company’s stockholders approved the 1998 Stock Option Plan (the “1998 Plan”). In June 2007, the Company’s stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. Share-based incentive awards to the Company’s employees, directors and executives are provided under the terms of these two plans.

The Compensation Committee of the Board of Directors administers the Company’s incentive plans. Awards under the plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of December 31, 2013. The number of shares issued or reserved for issuance under both plans was 1.2 million shares of common stock for both the years ended December 31, 2014 and 2013, respectively. There were 1.2 million shares available to be granted under the 2007 Plan at December 31, 2014.

2007 Equity Incentive Plan

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under the 2007 Plan as of December 31, 2014.

Equity Compensation Plan Information

	Number of Shares of	Weighted-	Number of Shares
	Common Stock to be	Average Exercise	Remaining Available
	Issued upon Exercise	Price of	for Future Issuance
	of Outstanding	Outstanding	under Equity
	Options	Options	Compensation Plans
Equity compensation plans approved by security holders	4,634	$5.27	1,228,699
Equity compensation plans not approved by security holders	-	-	-
Total	4,634	$5.27	1,228,699

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The Company had no sales of unregistered securities in 2014 and 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 98,000 and 13,000 shares (adjusted for 3:1 reverse split on November 7, 2013) were purchased at approximately $1.78 and $2.34 per share under the program in the years ended December 31, 2014 and 2013, respectively, and recorded as Treasury Stock at cumulative cost totaling approximately $249 thousand dollars.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
Total at December 31, 2012			18,825	$951,849
Second quarter 2013 (1)	6,623	$1.96	6,623	938,841
Third quarter 2013 (1)	2,317	$1.99	2,317	934,226
Fourth quarter 2013	4,137	$2.12	4,137	925,239
Total at December 31, 2013	13,077	$2.34	31,902	$925,239
First quarter 2014	1,195	$2.05	1,195	923,011
Second quarter 3014	43,288	$1.86	43,288	842,417
Third quarter 2014	53,740	$1.70	53,740	750,873
Total at December 31, 2014	98,223	$1.78	130,125	$750,873

(1) Number of shares purchased and average purchase price per share adjusted for 3:1 reverse split on November 7, 2013

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company; see Regulation S-K Section 229.301(c).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

LookSmart, Ltd. (“LookSmart” or the “Company”) was organized in 1996 and is incorporated in the State of Delaware. LookSmart is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. In addition, LookSmart formed a partnership with Conversion Media Holdings, LLC, which supports the Company’s other lines of business through the creation of content sites directed at ecommerce verticals. The Company operates its partnership and each line of business, while being related to the others in terms of shared resources, as separate business lines with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, this separation of business lines allows Looksmart to operate effectively as a holding company and as a capital allocator to each of the Company’s separate businesses with the goal of finding mispriced assets in the public and private markets and subsequently taking those assets to create scalable and sustainable businesses that may then be monetized for the ultimate benefit of Looksmart’s stockholders.

Clickable

In September 2013, LookSmart, through its wholly owned subsidiary LookSmart Canada Ltd., purchased the assets related to its Syncapse Inc. (“Syncapse”) technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order.  As a result of this transaction, the Company acquired a social media platform that the Company believes has allowed it to quickly scale into social media analytics, publishing, and moderation. This, in turn, should allow our enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  In January 2014, LookSmart re-branded Syncapse as “Clickable.”

Clickable helps brands and agencies measure marketing ROI through a customer’s lifetime by connecting critical marketing and advertising products and services into one platform that gives customers the ability to analyze, publish, moderate, social media and search marketing. Clickable also offers its platform as a white label solution to agencies who use it to save hours of time creating reports, increase transparency to clients, increase stickiness of clients, increase recurring revenue streams, and upsell other tools and services. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to provide vertically integrated solutions that will offer customers the ability to maximize their ad spend in all relevant ad categories.

In addition, Clickable allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers that LookSmart aims to partner with, including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

LookSmart AdCenter

We have developed a proprietary web-based advertising auction platform, the “AdCenter”, that allows us to create, track, analyze, report and optimize customers’ advertising campaigns. Through the AdCenter platform, our customers are provided with search, social, display, mobile and video advertising solutions as well as analytic, moderation and publishing workflow solutions across the entire social media marketing ecosystem. The AdCenter indexes ads, analyzes webpage information to match advertising to relevant content, matches search queries to advertising and utilizes advanced fraud detection techniques in a high-volume ad serving environment. The platform also collects impression and click data for each listing that we manage for our customers and provides us with billing information. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers (“Intermediaries”) do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers. Our Intermediary business model experienced a significant change in the fourth quarter of 2011, such that the Company’s revenue from Intermediaries has declined significantly as compared to 2011 and earlier. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company's overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports-including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

LookSmart's search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search capability through a monitored search advertising distribution network.  LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets those audiences via the Company’s exchange inventory. LookSmart offers its trading desk as a managed service.

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

Novatech.io

In November of 2013, LookSmart acquired an approximately 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

NovaTech's cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers a comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products, it simply help our users find any product available for sale on the Web. ShopWiki combines actively crawls the Internet and API feeds from merchants, to find and organize the widest selection of products from more than 250,000 online merchants.

Web Searches

The Company offers a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Conversion Media

In March 2014, the Company entered into a partnership with VisionNexus, LLC, a California limited liability company called Conversion Media Holdings, LLC a Delaware limited liability corporation, with the intent to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products. The operations of Conversion Media Holdings, LLC began in April of 2014 and currently are in a testing phase. The Company believes that Conversion Media Holdings, LLC will begin to generate revenue at the end the 2nd quarter of 2015.

Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 16, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company evaluates individual arrangements with customers to make a determination under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45 Revenue Recognition . We test and record revenue accordingly.

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

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2014 and 2013, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at December 31, 2014 and 2013. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	Year Ended December 31,
	2014	2013
Company 1	24%	**
Company 2	13%	**
Company 3	12%	**
Company 4	10%	**
Company 5	**	22%
Company 6	**	18%
Company 7	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2014	2013
United States	91%	82%
Europe, Middle East and Africa	**	12%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2014	2013
Advertiser Networks	91%	86%
Publisher Solutions	9%	14%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Year Ended December 31,
	2014	2013
Company 1	12%	13%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Year Ended December 31,
	2014	2013
Distribution Partner 1	20%	26%
Distribution Partner 2	15%	**
Distribution Partner 3	11%	12%
Distribution Partner 4	**	11%

** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years
Building Improvements	10 years
Building	39 years

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

In the fourth quarter of 2013, the Company acquired an approximately 10,000 square foot Data Center facility in Phoenix, Arizona. This facility has allowed the Company to consolidate its data needs in a company-owned Data Center, and should allow for the expansion of its cloud-based offerings to its customers.

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the year ended December 31, 2014.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease and all restructuring charges have been fully amortized.

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

Share-Based Compensation

We recognize share-based compensation costs for all share-based payment transactions, including grants of stock options and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of share-based payment awards on the grant date using the Black-Scholes method. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statement of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for the years ended December 31, 2014 and December 31, 2013.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were $0.05 million and insignificant in the years ended December 31, 2014 and 2013, respectively.

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

Comprehensive Loss

Other comprehensive loss as of December 31, 2014 and December 31, 2013, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both December 31, 2014 and 2013, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches.

As of December 31, 2014 and December 31, 2013, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

For a further description of recent accounting pronouncements, please see Note 1 to our Consolidated Financial Statements below.

RESULTS OF OPERATIONS

Overview

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
		% of		% of	Dollar	%
	2014	Revenue	2013	Revenue	Change	Change
Revenue	$4,702	100.0%	$6,679	100.0%	$(1,977)	(30)%
Cost of revenue	2,441	51.9%	4,474	67.0%	(2,033)	(45)%
Gross profit	2,261	48.1%	2,205	33.0%	56	3%
Operating expenses:
Sales and marketing	1,690	35.9%	1,082	16.2%	608	56%
Product development and technical operations	4,561	97.0%	3,557	53.3%	1,004	28%
General and administrative	2,561	54.5%	3,052	45.7%	(491)	(16)%
Restructuring charge	30	0.7%	40	0.6%	(10)	(25)%
Total operating expenses	8,842	188.0%	7,731	115.8%	1,111	14%
Loss from operations	(6,581)	(140.0)%	(5,526)	(82.7)%	(1,055)	19%
Non-operating income (expense), net	162	3.4%	177	2.7%	(15)	(8)%
Loss from continuing operations before income taxes	(6,419)	(136.5)%	(5,349)	(80.1)%	(1,070)	20%
Income tax expense	-	-	(7)	(0.1)%	7	(100)%
Net loss	$(6,419)	(136.5)%	$(5,356)	(80.1)%	$(1,063)	20%

Revenue

Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2014 and 2013, were as follows (in thousands):

	Year Ended December 31,
		% of		% of	Dollar	%
	2014	Revenue	2013	Revenue	Change	Change
Advertiser Networks	$4,279	91%	$5,762	86%	$(1,483)	(26)%
Publisher Solutions	423	9%	917	14%	(494)	(54)%
Total revenue	$4,702	100%	$6,679	100%	$(1,977)	(30)%

Advertiser Networks

In 2014, revenue from Intermediaries decreased significantly compared to 2013. We experienced a continuing decrease in Advertising Network revenue in 2014 following a trend from 2013 and 2012. This trend continued into 2014 as several Intermediary customers exited the market or ceased business with the Company.

In 2014, revenue from Direct Advertisers decreased from 2013.

In 2014, revenue from Self Service Advertisers decreased. We did not invest significant resources to expand this business however the Company views Self Service Advertisers as a source for modest potential growth and plans to invest accordingly in the future.

Publisher Solutions

In 2014, Publisher Solutions revenue declined as compared to the prior year. The Company did not invest significant resources to grow this business in 2014.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage, commissions paid to advertising agencies and credit card fees.

Cost of revenue for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
		% of		% of	Dollar	%
	2014	Revenue	2013	Revenue	Change	Change
Traffic acquisition costs	$1,819	39%	$2,759	41%	$(940)	(34)%
Other costs	622	13%	1,715	26%	(1,093)	(64)%
Total cost of revenue	$2,441	52%	$4,474	67%	$(2,033)	(45)%

Traffic acquisition costs as percentage of Advertiser Network revenue		43%		48%

TAC as a percent of revenue decreased in 2014, as compared to 2013. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and the change in revenue mix from 2014 to 2013 drove the margin decline.

Certain other costs, such as data center rent and power usage, are generally fixed costs. However in 2013, there were some other cost increases associated with planned data center and related transitions in order to effect the move from Raging Wire to our owned Data Center in Phoenix, Arizona.

Total cost of revenue decreased in 2014 as result of decreases of TAC, partially offset by increases in other costs in the current year.

Traffic acquisition costs as a percentage of Advertiser Network revenue decreased to 43% in 2014, as compared to 48% in 2013, as a result of overall revenue mix changes from 2014 to 2013.

Operating Expenses

Operating costs for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
		% of		% of	Dollar	%
	2014	Revenue	2013	Revenue	Change	Change
Sales and marketing	$1,690	36%	$1,082	16%	$608	56%
Product development and technical operations	4,561	97%	3,557	53%	1,004	28%
General and administrative	2,561	54%	3,052	46%	(491)	(16)%
Restructuring charge	30	1%	40	1%	(10)	(25)%
Total operating expenses	$8,842	188%	$7,731	116%	$1,111	14%

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

General and Administrative costs decreased $0.5 million in the year ended December 31, 2014, as compared to 2013, which is primarily attributed to continuing cost containment efforts in 2014.

Share Based Compensation

Share-based compensation expense for the years ended December 31, 2014 and 2013 was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013
Sales and marketing	$1	$3
Product development and technical operations	1	6
General and administrative	3	33
Total share-based compensation expense	$5	$42

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

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.03 and $0.02 million at December 31, 2014 and 2013, respectively, have been fully amortized as of December 31, 2014.

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
		% of		% of	Dollar	%
	2014	Revenue	2013	Revenue	Change	Change
Non-operating income (expense), net
Interest income	$81	1%	$198	3%	$(117)	(59)%
Interest expense	(14)	-	(9)	-	(5)	56%
Other income (expense), net	95	2%	(12)	-	107	(892)%
Total non-operating income (expense), net	$162	3%	$177	3%	$(15)	(8)%

Income tax expense	$-	-	$(7)	-	$7	(100)%

Interest Income and Expense

Interest income, decreased 59% in the year ended December 31, 2014 from the year ended December 31, 2013. This decrease was primarily due to maturation of the investment in collateralized debt obligations in the third quarter of 2014.

Interest expense, which primarily consists of interest paid on capital leases, increased $5 thousand in 2014, as compared to 2013, primarily due to a new capital lease obligation in the first quarter of 2014.

Income Tax Expense

Due to our net operating losses, our income tax expense in the U.S. consists of minimum state taxes.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change
Net cash used in operating activities	$(4,059)	$(5,575)	$1,516
Net cash provided by investing activities	2,100	2,255	(155)
Net cash used in financing activities	(348)	(135)	(213)
Effect of exchange rate changes on cash and cash equivalents	(177)	(108)	(69)
Decrease in cash and cash equivalents	$(2,484)	$(3,563)	$1,079

Cash, cash equivalents and short-term marketable investment balances were as follows as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013	Change
Cash and cash equivalents	$305	$2,789	$(2,484)
Short-term investments	129	3,102	(2,973)
Long-term investments	-	154	(154)
Total	$434	$6,045	$(5,611)
% of total assets	9%	52%
Total assets	$4,756	$11,646

At December 31, 2014, we had $0.4 million in cash, cash equivalents and short-term marketable investments. Cash equivalents, short-term marketable investments are comprised primarily of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and collateralized debt obligations. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Note 2 to our Consolidated Financial Statements below, further describes the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents, short- and long-term investments decreased $5.6 million in 2014 primarily due to operating losses, investment in other companies and the purchase of property and equipment.

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

Our consolidated financial statements for the year ended December 31, 2014 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to continue as a going concern is dependent upon the availability of future funding, continued growth of its business and customer base, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Operating Activities

Cash used in operating activities in the year ended December 31, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, share-based compensation expense, and deferred lease incentive, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2014 was $4.1 million and consisted of a net loss of $6.4 million, adjustments for non-cash items of $1.5 million, and cash used in working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $1.3 million of depreciation and amortization expense on property and equipment, $0.08 million in deferred lease incentive, $0.03 million of restructuring charge expense and $0.06 million of bad debt expense. In addition, changes in working capital activities primarily consisted of $0.3 million decrease in accounts receivable offset by $0.1 million increase in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily attributed to reduced revenue while the increase in accounts payable and accrued liabilities is primarily attributed to decrease in cash flow.

Cash used in operating activities in the year ended December 31, 2013, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, share-based compensation expense, and deferred lease incentive, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2013 was $5.2 million and consisted of a net loss of $5.2 million, adjustments for non-cash items of $0.7 million, and cash used in working capital and other activities of $0.6 million. Adjustments for non-cash items primarily consisted of $0.5 million of depreciation and amortization expense on property and equipment, $0.08 million in deferred lease incentive, $0.04 million of restructuring charge expense and $0.04 million of share-based compensation expense. In addition, changes in working capital activities primarily consisted of $1.5 million decrease in accounts receivable offset by $1.6 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily attributed to reduced revenue while the decrease in accounts payable and accrued liabilities is primarily attributed to a reduction in expenditures.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2014 of $2.1 million was primarily attributed to $3.1 million net sale of investments. Capital expenditures for the year ended December 31, 2014 consisted of $1.0 million for property, software and equipment acquired during 2014.

Cash provided by investing activities during the year ended December 31, 2013 of $1.9 million was primarily attributed to $6.2 million net sale of investments. Capital expenditures for the year ended December 31, 2013 consisted of $4.2 million for property, software and equipment acquired during 2013.

Financing Activities

Cash used in financing activities in the year ended December 31, 2014 of $0.3 million is primarily attributed to $0.17 million in scheduled capital lease payments and $0.17 million in repurchases of treasury stock.

Cash used in financing activities in the year ended December 31, 2013 of $0.1 million is primarily attributed to $0.1 million in scheduled capital lease payments.

Credit Arrangements

We have an outstanding standby letter of credit issued by CNB of approximately $0.1 million at December 31, 2014, related to security of our corporate office lease, which is secured by a restricted money market account held at CNB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. The following table summarizes our significant contractual obligations, net of related subleases, and commercial commitments as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$81	$81	$-	$-	$-
Capital lease obligations (principal and interest)	87	87	-	-	-
	$168	$168	$-	$-	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expires on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expired in December 2014.

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2014.

Capital Leases

The Company has one capital lease totaling approximately $0.1 million at December 31, 2014.

Purchase Obligations

The Company had no outstanding purchase obligations as of December 31, 2014. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

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

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LookSmart, Ltd.

We have audited the accompanying consolidated balance sheets of LookSmart, Ltd. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LookSmart, Ltd. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15, the Company has recurring losses, has negative working capital and cash in operating activities, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co. LLP

New York, New York

March 17, 2015

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$305	$2,789
Short-term investments	129	3,102
Total cash, cash equivalents and short-term investments	434	5,891
Trade accounts receivable, net	255	606
Prepaid expenses and other current assets	602	1,077
Total current assets	1,291	7,574
Long-term investments	-	154
Property and equipment, net	3,403	3,831
Other assets, net	62	87
Total assets	$4,756	$11,646

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$901	$739
Accrued liabilities	398	444
Deferred revenue and customer deposits	1,018	1,002
Total current liabilities	2,317	2,185
Long-term portion of deferred rent	22	186
Total liabilities	2,339	2,371
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and
Outstanding: none at December 31 , 2014 and 2013, respectively	-	-
Common stock, $0.003 par value; Authorized: 80,000 shares; Issued and
Outstanding: 5,769 shares at both December 31, 2014 and 2013, respectively	17	17
Additional paid-in capital	262,508	262,502
Accumulated other comprehensive loss	(424)	(154)
Accumulated deficit	(259,435)	(253,016)
Treasury stock at cost: 130 shares and 32 shares at December 31, 2014 and 2013, respectively	(249)	(74)
Total stockholders' equity	2,417	9,275
Total liabilities and stockholders' equity	$4,756	$11,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
Revenue	$4,702	$6,679
Cost of revenue	2,441	4,474
Gross profit	2,261	2,205
Operating expenses:
Sales and marketing	1,690	1,082
Product development and technical operations	4,561	3,557
General and administrative	2,561	3,052
Restructuring charge	30	40
Total operating expenses	8,842	7,731
Loss from operations	(6,581)	(5,526)
Non-operating income (expense), net
Interest income	81	198
Interest expense	(14)	(9)
Other income (expense), net	95	(12)
Loss from operations before income taxes	(6,419)	(5,349)
Income tax expense	-	(7)
Net loss	$(6,419)	$(5,356)
Net loss per share - Basic and Diluted	$(1.12)	$(0.93)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,709	5,756

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(6,419)	$(5,356)
Other comprehensive income (loss):
Foreign currency translation adjustments	(177)	(108)
Unrealized loss on investments	(93)	-
Change in accumulated other comprehensive loss	(270)	(108)
Comprehensive loss	$(6,689)	$(5,464)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholder’s
	Shares	Amount	Capital	Gain (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2012	5,768	$17	$262,463	$(46)	$(247,660)	(19)	$(48)	$14,726
Common stock issued for employee stock purchase plan	1	-	1	-	-	-	-	1
Stock-based compensation	-	-	38	-	-	-	-	38
Treasury stock at cost	-	-	-	-	-	(13)	(26)	(26)
Changes in accumulated other comprehensive loss	-	-	-	(108)	-	-	-	(108)
Net loss	-	-	-	-	(5,356)	-	-	(5,356)
Balance at December 31, 2013	5,769	$17	$262,502	$(154)	$(253,016)	(32)	$(74)	$9,275
Stock-based compensation	-	-	6	-	-	-	-	6
Treasury stock at cost	-	-	-	-	-	(98)	(175)	(175)
Changes in accumulated other comprehensive loss	-	-	-	(270)	-	-	-	(270)
Net loss	-	-	-	-	(6,419)	-	-	(6,419)
Balance at December 31, 2014	5,769	$17	$262,508	$(424)	$(259,435)	(130)	$(249)	$2,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,419)	$(5,356)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,316	500
Provision for doubtful accounts	55	(20)
Share-based compensation	6	38
Other non-cash charges	210	42
Deferred rent	(164)	9
Deferred lease incentive	77	77
Restructuring charge	30	40
Changes in operating assets and liabilities:
Trade accounts receivable	296	1,469
Prepaid expenses and other current assets	423	(667)
Trade accounts payable	132	(688)
Accrued liabilities	(37)	(874)
Deferred revenue and customer deposits	16	(145)
Net cash used in operating activities	(4,059)	(5,575)
Cash flows from investing activities:
Purchase of investments	(76)	(7,928)
Proceeds from sale of investments	3,202	14,136
Payments for property and equipment	(1,026)	(3,953)
Net cash provided by investing activities	2,100	2,255
Cash flows from financing activities:
Principal payments of capital lease obligations	(173)	(110)
Proceeds from issuance of common stock	-	1
Payments for repurchase of common stock	(175)	(26)
Net cash used in financing activities	(348)	(135)
Effect of exchange rate changes on cash and cash equivalents	(177)	(108)
Decrease in cash and cash equivalents	(2,484)	(3,563)
Cash and cash equivalents, beginning of period	2,789	6,352
Cash and cash equivalents, end of period	$305	$2,789
Supplemental disclosure of cash flow information:
Interest paid	$14	$9
Income taxes paid	$-	$7
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$164	$-
Change in unrealized gain (loss) on investments	$(93)	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

LookSmart, Ltd. ("LookSmart" or the "Company") is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

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

Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company's overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer.

In September 2013, LookSmart purchased the Syncapse Technology Assets for $3 million from MNP Ltd., a Receiver appointed by Ontario Superior Court of Justice under the Appointment Order. Upon the completion of this transaction, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. As a result of the Syncapse asset purchase, the Company is expanding its offerings to our current customer base. Our expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social platforms. The Company intends to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to offer customers the ability to maximize their ad spend in all relevant ad categories.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both December 31, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.8 and $0.7 million for the years ended December 31, 2014 and 2013, respectively. Bad debt expense included in general and administrative expense is $0.1 million and insignificant for the years ended December 31, 2014 and 2013, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2014 and 2013, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. These amounts exceed federally insured limits at December 31, 2013 and 2012. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	Year Ended December 31,
	2014	2013
Company 1	24%	**
Company 2	13%	**
Company 3	12%	**
Company 4	10%	**
Company 5	**	22%
Company 6	**	18%
Company 7	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2014	2013
United States	91%	82%
Europe, Middle East and Africa	**	12%

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31,
	2014	2013
Advertiser Networks	91%	86%
Publisher Solutions	9%	14%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue, all of which are Intermediaries:

	Year Ended December 31,
	2014	2013
Company 1	12%	13%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total TAC:

	Year Ended December 31,
	2014	2013
Distribution Partner 1	20%	26%
Distribution Partner 2	15%	**
Distribution Partner 3	11%	12%
Distribution Partner 4	**	11%

** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years
Building Improvements	10 years
Building	39 years

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software, although no such costs were capitalized in 2014 or 2013.

Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.03 and $0.02 million at December 31, 2014 and 2013, respectively, have been fully amortized as of December 31, 2014.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2014 and 2013 was insignificant and $0.04 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were $0.05 million and insignificant in the years ended December 31, 2014 and 2013, respectively.

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

Comprehensive Loss

Other comprehensive loss as of December 31, 2014 and 2013 consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at December 31, 2014 and 2013, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of December 31, 2014 and 2013, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of December 31, 2014 and 2013 (in thousands):

	Amortized Cost and Estimated
	Fair Value
	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$304	$1,048
Cash equivalents
Money market mutual funds	1	1,641
Commercial paper	-	100
Total cash equivalents	1	1,741
Total cash and cash equivalents	305	2,789
Short-term investments:
Corporate bonds	-	501
Certificates of deposit	123	800
Commercial paper	-	500
Other commodities	6	-
Collateralized debt obligations	-	1,301
Total short-term investments	129	3,102
Long-term investments:
Certificates of deposit	-	154
Total long-term investments	-	154
Total cash, and cash equivalents, short-term and long-term investments	$434	$6,045

Realized gains and realized losses were not significant for either of the years ended December 31, 2014 or 2013. As of December 31, 2014, unrealized loss on investments was $0.1 million. As of December 31, 2013, there was no significant unrealized loss on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2014 and 2013 were less than one year. There were no long-term investments at December 31, 2014.The contractual maturity of long-term investments was just over one year as of December 31, 2013.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2014 and 2013, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$1,108	$(602)	$506	$490	$(244)	$246
Furniture and fixtures	22	(4)	18	21	(1)	20
Software	2,733	(1,137)	1,596	2,962	(246)	2,716
Building and Leasehold improvements	541	(36)	505	59	(4)	55
Land and Buildings	797	(19)	778	797	(3)	794
Total	$5,201	$(1,798)	$3,403	$4,329	$(498)	$3,831

Depreciation expense on property and equipment for the years ended December 31, 2014 and 2013, including cost of property and equipment under capital lease, was $1.4 million and $0.5 million, respectively, and is recorded in operating expenses. Equipment under capital lease totaled $0.16 million as of December 31, 2014. There was no equipment under capital lease at December 31, 2013. Depreciation expense on equipment under capital lease was $0.04 million for the year ended December 31, 2014, and accumulated depreciation on equipment under capital lease was $0.04 million as of December 31, 2014.

4.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Gross Amount	Amortization	Value	Gross Amount	Amortization	Value
Other assets	62	-	62	87	-	87
Total	$62	$-	$62	$87	$-	$87

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was zero for both years ended December 31, 2014 and 2013.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accrued distribution and partner costs	$89	$176
Accrued compensation and related expenses	102	87
Accrued professional service fees	117	146
Other	3	35
Capital lease obligations (note 7)	$87	$-
Total accrued liabilities	$398	$444

6.	Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.03 and $0.02 million at December 31, 2014 and 2013, respectively, have been fully amortized as of December 31, 2014.

7.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$87	$-
Deferred rent	22	186
Total capital lease and other obligations	109	186
Less: current portion of capital lease obligations	(87)	-
Capital lease and other obligations, net of current portion	$22	$186

Refer to Note 9 for future minimum payment details.

Capital Lease Obligations

City National Bank

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.1 million at December 31, 2014, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

For further discussion see Note 9, Commitments and Contingencies.

8.	Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), the Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company remains subject to U.S. federal tax examinations for years 2010-present and Canadian examinations for 2011 to present. The tax years that remain subject to examination in state jurisdictions include 2012, 2013 and 2014-present. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2014.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor were any interest expenses or penalties recognized during the years ended December 31, 2014 and 2013.

The Company was in a net taxable loss position in 2014 and 2013. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes.

Total income tax expense of $50 and $7,000 for the years ended December 31, 2014 and 2013, respectively, were allocated to income from continuing operations and is classified as a current provision.

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforwards		$71,387
Depreciation and amortization		1,387
Tax credits		535
Share-based compensation		3,939
Total deferred tax assets	0	77,869
Less: valuation allowance	0	(77,869)
Total	$-	$-

As of December 31, 2014, the Company had Net Operating Loss (“NOL”) carryforwards of approximately $196.6 million and $77.9 million for federal and state purposes, respectively. The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of $110 thousand and $60 thousand for federal and state purposes, respectively. The NOL carryforwards will expire at various dates beginning in 2015 through 2031 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Included in the NOL carryforwards are losses resulting from the exercise of stock options totaling $47 million and $2 million for federal and state purposes, respectively, which will be credited to Additional Paid-in-Capital when realized.

A valuation allowance existed as of December 31, 2014 and 2013, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $1.5 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

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

The Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2014 and 2013 is effectively zero and the company does not expect to pay federal income tax in the near future.

	December 31,
	2014	2013
Federal tax rate from continuing operations		34.0%
Permanent differences		-0.2%
Change in valuation allowance		-33.8%
Other		0.1%
Total	0.0%	0.0%

9.	Commitments and Contingencies

As of December 31, 2014, future minimum payments under all operating leases, net of related subleases, are as follows (in thousands):

	Capital	Operating
	Lease	Leases	Total
Years ending December 31,
2015	$87	$81	$168
2016	-	-	-
2017	-	-	-
2018	-	-	-
Total minimum net payments	$87	$81	$168
Less: amount representing interest	-
Present value of net minimum payments	87
Less: current portion	(87)
Long-term portion of capital lease obligations	$-

Operating Leases

In August 2009, the Company entered into an agreement to sublease office space for its headquarters in San Francisco, California, under an operating lease that commenced in November 2009 and expired on December 30, 2014. In July 2012, the Company entered into an agreement to sublease this subleased office space under terms generally equivalent to its existing commitment for a term that commenced in August 2012 and expired in December 2014.

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

Rent expense under all operating leases was $0.1 million and $0.2 million for the years ended December 2014, and 2013, respectively.

Letters of Credit

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.1 million at December 31, 2014, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

For further discussion, see Note 7, Capital Lease and Other Obligations.

Purchase Obligations

The Company had no outstanding purchase obligations as of December 31, 2014. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of December 31, 2013. The number of shares issued or reserved for issuance under the Plans was 1.2 million shares of common stock for the both years ended December 31, 2014 and 2013. There were 1.2 million shares available to be granted under the 2007 Plan at December 31, 2014.

Share-based compensation expense recorded during the years ended December 31, 2014 and 2013 was included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013
Sales and marketing	$1	$3
Product development and technical operations	1	6
General and administrative	3	33
Total share-based compensation expense	$5	$42

Total unrecognized share-based compensation expense related to share-based compensation arrangements at December 31, 2014 was not significant and is expected to be recognized over a weighted-average period of approximately 0.57 years. The total fair value of equity awards vested during both the years ended December 31, 2014 and 2013 was not significant.

Option Awards

Stock option activity under the Plans during the years ended December 31, 2014 and 2013 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2012	705	$7.41	2.96	$15
Granted	-	-
Exercised	-	-
Expired	(138)	11.94
Forfeited	(542)	7.60
Options outstanding at December 31, 2013	25	$4.16	4.67	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(20)	3.90
Options outstanding at December 31, 2014	5	$5.27	2.93	$-
Vested and expected to vest at December 31, 2014	4	$5.32	0.55	$-
Exercisable at Decewmber 31, 2014	4	$5.45	0.47	$-

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

The following table summarizes information about stock options outstanding at December 31, 2014:

		Options Outstanding			Options Exercisable
				Weighted-		Weighted-
			Weighted-	Average		Average
			Average	Exercise		Exercise
			Remaining	Price		Price
Price Ranges		Shares	Contractual Term	Per Share	Shares	Per Share
		(in thousands)	(in years)		(in thousands)
$4.14 -	$5.64	4	3.55	$4.53	3	$4.59
8.10 -	8.10	1	0.55	8.10	1	8.10
		5	2.93	5.27	4	5.45

Stock Awards

The Company did not issue restricted stock during the years ended December 31, 2014 and 2013.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is 6 months. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. Share-based compensation expense for the 2009 ESPP was zero and insignificant in 2014 and 2013, respectively. As of December 31, 2014, 28 thousand shares have been issued under the 2009 Plan. Following the February 15, 2013 purchase, the ESPP was suspended pending a review of all equity incentive arrangements by the Company’s Board of Directors.

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

No options were granted in 2014 or 2013, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the years ended December 31, 2014 and 2013. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company’s Board of Directors authorized the repurchase of up to $1 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

Approximately 98 thousand shares were purchased during the year ended December 31, 2014 at an average price of $1.78 per share under the program and recorded as treasury stock at cost totaling approximately $175 thousand dollars. Approximately 13 thousand shares were purchased at an average price of $2.34 per share under the program during the year ended December 31, 2013, and recorded as treasury stock at cost totaling approximately $26 thousand dollars.

11.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2014 and 2013 were as follows (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other commodities	6	-	6	-
Total short-term investments	129	-	129	-
Total financial assets measured at fair value	$130	$1	$129	$-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,641	$1,641	$-	$-
Commercial paper	100	-	100	-
Total cash equivalents	1,741	1,641	100	-
Short-term investments:
Certificates of deposit	800	-	800	-
Corporate bonds	501	-	501	-
Commercial paper	500	-	500	-
Collateralized debt securities	1,301	-	-	1,301
Total short-term investments	3,102	-	1,801	1,301
Long-term investments:
Certificates of deposit	154	-	154	-
Total long-term investments	154	-	154	-
Total financial assets measured at fair value	$4,997	$1,641	$2,055	$1,301

The Company held no Level 3 investments at December 31, 2014. The Company held approximately $1.3 million in Level 3 investments at December 31, 2013.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2014 and 2013, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of September 30, 2014.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. During 2014, the Company received payments of $1.1 million in principal and $0.1 million in interest. During 2013, the Company received payments of $0.7 million in principal and $0.2 million in interest.  The investment was recorded at amortized cost, reduced for non-temporary losses charged to earnings. No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of September 30, 2014, the investment was fully redeemed.

Level 3 Assets – Roll forward (in thousands):

Fair Value
Measurements
Using
Significant
Unobservable
Inputs (Level 3)
Collateralized
Debt Securities
Balance at December 31, 2013	$1,301
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	47
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(541)
Balance at March 31, 2014	$807
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	26
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(513)
Balance at June 30, 2014	$320
Transfers into Level 3	-
Transfers out of Level 3	-
Total gains or losses
Included in earnings (or changes in net assets)	7
Included in Other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(327)
Balance at September 30, 2014	-

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

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year per employee. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years. The Company made matching contributions of $0.06 million and $0.03 million, respectively, for each of 2014 and 2013.

13.	Related Party Transactions

The Company paid Michael Onghai $0.08 million in both the years ended December 31, 2014 and 2013, in connection with his services as the Company’s Chief Executive Officer.

The Company has paid over $50,000.00 in each month of 2014 for salaries and office expense for LookSmart India, a company incorporated under the laws of India, with 25 employees, which is owned by Michael Onghai.  The services of LookSmart India are for the exclusive benefit of the Company  and the money paid by the Company to it only goes to pay Looksmart India expenses.  Mr. Onghai has agreed to transfer ownership of LookSmart India to the Company for no consideration when allowable under Indian law.

The Company paid fees directly or indirectly to Jean-Yves Dexmier of $0.04 million, in the year ended December 31, 2013, in connection with his services as the Company’s Chief Executive Officer and Board member.

The Company had advanced $0.25 million as at December 31, 2014 to Conversion Media Holdings, LLC. One of the directors of Conversion Media Holdings, LLC is also a director of the Company. The receivable from Conversion Media Holdings, LLC relates to ordinary business transactions, bearing no interest or collateral , and is repayable within one year and renewable under normal advancement terms and conditions.

14.	Net Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Numerator
Net loss	$(6,419)	$(5,356)
Denominator
Weighted average shares used to compute basic EPS	5,709	5,756
Effect of dilutive securities:
Dilutive common stock equivalents	-	-
Weighted average shares used to compute diluted EPS	5,709	5,756
Net loss per share - Basic and Diluted
Net loss per share - Basic and Diluted	$(1.12)	$(0.93)

Options to purchase common stock are not included in the diluted loss per share calculations when their effect is antidilutive. For the year ended December 31, 2014, 4 thousand shares of potential common stock related to outstanding stock options were excluded from the calculation of diluted net loss per share as such shares are antidilutive when there is a loss.

15.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended December 31, 2014, the Company had a loss from operations of $6.4 million and accumulated deficit of $259 million. As of year ended December 31, 2014, the working capital deficiency was $1 million; the cash used in operating activities was $4 million. The Company intends to fund operations through debt and equity financing arrangements. The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

16.	Subsequent Events

From December 2014 to March 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $750,000.  The Company’s Chief Executive Offier, Michael Onghai is the manager of Snowy August Management LLC.  The Company intends to repay in full such funds to Snowy August Management LLC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on our assessment, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 31, 2015 as to each person who is, as of the filing hereof, a director of the Company:

				Next
Name	Age	Term	Class	Election	Director Since	Other Offices and Positions
Michael Onghai	44	(1)	I	2015	January 14, 2013	Chief Executive Officer, President, and Secretary (2)
Christian Chan	42	(1)	II	2016	January 14, 2013	Chairman (3) (4)
Paul Pelosi Jr.	46	(1)	II	2016	January 14, 2013	(4)
Thorsten Weigl	39	(1)	III	2017	January 14, 2013	(4)

*

(1)	The directors are divided into three classes. Each director holds office until the next election of the class for which such director has been chosen and until such director's successor is elected and qualified or such director's earlier death, resignation, or removal.
(2)	Chief Executive Officer and President since January 25, 2013 and Secretary since April 25, 2013.
(3)	Chairman of the board of directors since January 25, 2013.
(4)	Such director holds one or more board committee positions as provided in the following table:

Compensation
	Audit Committee		Committee		Nominating Committee
Name	Member	Chair	Member	Chair	Member	Chair	Position Since
Christian Chan	X	X	X	X	X		January 25, 2013
Paul Pelosi Jr.	X		X		X	X	January 25, 2013
Thorsten Weigl	X		X		X		January 25, 2013

Executive Officers

The following table provides information as of March 16, 2015 as to each person who is, as of the filing hereof, an executive officer of the Company:

Name	Age	Term	Principal Position	Position Since	Other Offices and Positions
Michael Onghai	44	(1)	Chief Executive Officer	January 1, 2013	Director, President, and Secretary (2)

*

(1)	Each officer is chosen and holds office for such term as prescribed by the bylaws or determined by the board and until such officer's successor is elected and qualified or such officer's earlier death, resignation, or removal.
(2)	Director since January 14, 2013, President since January 25, 2013, and Secretary since April 25, 2013.

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

The following table provides information as to the compensation of each named executive officer ("Named Executive Officer") for each of the last two completed fiscal years:

2014 Summary Compensation Table

				Option
				Awards	All Other
Name and Principal Position	Year	Salary	Bonus	(1)	Compensation *		Total
Michael Onghai	2014	$80,000	-	-	-		$80,000
Chief Executive Officer	2013	$80,000	-	-	-		$80,000
Jean-Yves Dexmier	2014	-	-	-	$-		$-
Chief Executive Officer	2013	-	-	-	$36,000	(2)	$36,000
William O'Kelly	2014	$-	-	-	$-		$-
Chief Financial Officer	2013	$99,180	-	-	$19,230	(3)	$118,410

  *

(1)	Represents aggregate grant date fair value (computed in accordance with FASB ASC Topic 718), subject to valuation assumptions discussed in Note 10 to the financial statements filed as part hereof.
(2)	Paid to Dexline, Inc. (aka Napa Valley Linens).
(3)	Represents payment made to Mr. O’Kelly in relation to his termination.

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

Director Compensation

No director compensation was earned or paid by the Company for the fiscal year ended December 31, 2014. No stock or option awards were issued for the fiscal year ended December 31, 2014.

As of December 31, 2014, there were no outstanding equity awards for any Named Executive Officer. All outstanding equity awards for Named Executive Officers in the prior year were expired or forfeited on or before 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 16, 2015 as to the common stock of the Company beneficially owned by all directors and nominees, directors and executive officers as a group as of December 31, 2014, and each person known to the Company to beneficially own more than 5% of the common stock:

	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner (1)	Owned	Class *
Michael Onghai	3,123,047	54.1	%(2)
Thorsten Weigl	194,769	3.4	%(3)
Christian Chan	-	0.0%
Paul Pelosi, Jr.	-	0.0%
Directors and executive officers as a group (5 persons):	3,317,816	57.5	%(4)
Platinum Partners Value Arbitrage Fund L.P.	576,000	10.0	%(5)

*

(1)

To the Company's knowledge, except as otherwise provided herein, each person named herein as a beneficial owner of securities has sole voting and investment power as to such securities and such person's address is c/o LookSmart, Ltd., 50 California Street, 16th Floor, San Francisco, California 94111.

(2)	Represents securities owned or held by or for the account of other persons as portfolio securities, which may be deemed to be beneficially owned directly by Snowy August Management LLC, as an investment manager to such persons, and indirectly by Mr. Onghai, as the President of Snowy August Management.
(3)	Represents securities which may be deemed to be beneficially owned directly by Solom GmbH and indirectly by Mr. Weigl, as the Chief Executive Officer of Solom GmbH.
(4)	Includes stock options vested or to be vested within the next 60 days issued to Lori House, which may be deemed to be beneficially owned by her.
(5)	According to the Schedule 13D/A filed January 17, 2013 (1,728,000 reported, adjusted by LookSmart for the 3:1 reverse split on November 6, 2013) by such persons with the Commission, such securities are beneficially owned (and voting and investment power as to such securities is shared) by Platinum Partners Value Arbitrage Fund L.P., Platinum Management (NY) LLC, Uri Landesman, and Mark Nordlicht and the address of such persons is 152 West 57th Street, 54th Floor, New York, New York 10019.

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

	Number of Shares of	Weighted-	Number of Shares
	Common Stock to be	Average Exercise	Remaining Available
	Issued upon Exercise	Price of	for Future Issuance
	of Outstanding	Outstanding	under Equity
	Options	Options	Compensation Plans
Equity compensation plans approved by security holders	4,634	$5.27	1,228,699
Equity compensation plans not approved by security holders	-	-	-
Total	4,634	$4.16	1,228,699

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Policies and Procedures for Approving Related Person Transactions

Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Exchange Act, is that the Company's audit committee reviews all such transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was and is to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by the Company of a related party. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Albert Wong & Co. LLP ("Albert Wong") for fiscal years 2014 and 2013:

Category	2014	2013
Audit Fees	$107,000	$101,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	6,000	4,500
Total	$113,000	$105,500

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
Michael Onghai Principal Executive Officer, Principal Financial and Accounting Officer

Date: March 17, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Onghai, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL ONGHAI Michael Onghai	Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	March 17, 2015

/S/ CHRISTIAN CHAN Christian Chan	Chairman	March 17, 2015

/S/ THORSTEN WEIGL Thorsten Weigl	Director	March 17, 2015

/S/ PAUL PELOSI, JR Paul Pelosi, Jr	Director	March 17, 2015

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Registrant’s Certificate of Incorporation (including Certificate of Designation of Series A Participating Preferred Stock) (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

3.2	Registrant’s Amendment to the Certificate of Incorporation (filed as exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 6, 2013).

3.3	Bylaws (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).
4.2	Rights Agreement dated as of August 23, 2012 among LookSmart, Ltd. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

10.1++	Forms of Stock Option Agreement used by the Company in connection with grants of stock options to employees, directors and other service providers in connection with the Amended and Restated 1998 Stock Plan (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on October 22, 2004).

10.2++	Amended and Restated 1998 Stock Plan (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.3++	Forms of Stock Option Agreement used by the Company in connection with grants of stock options made in connection with the LookSmart 2007 Equity Incentive Plan (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 31, 2014).

10.4++	LookSmart 2007 Equity Incentive Plan (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-144384) filed with the SEC on July 6, 2007).

10.5++	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-80581) filed with the SEC on June 14, 1999).

10.6++	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26357) filed with the SEC on March 26, 2014).

10.7	Lease Agreement with Geary-Market Investment Company, Ltd., for property located at 49 Geary Street, San Francisco, California, dated July 15, 2013 (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 31, 2014).

10.8++	LookSmart, Ltd. Form Amended and Restated Change of Control/Severance Agreement (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009).

10.9	Sponsored Links Master Terms and Conditions between the Company and eBay, Inc. dated March 12, 2007 (Filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007).

10.10	LookSmart Reseller Terms and Conditions with MeziMedia dated September 7, 2005. (Filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007).

10.11	Paid Listings License Agreement between the Company and SearchFeed.com dated April 15, 2006 (Filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on May 10, 2006).

10.12	License Agreement between the Company and SearchFeed.com dated November 23, 2003, as Amended on March 29, 2004 and March 21, 2005 (Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 000-26357) filed with the SEC on March 15, 2006).

10.13	Paid Listings License Agreement between the Company and Kontera Technologies, Inc. dated July 17, 2006. (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 6, 2010).

10.14	License Agreement between the Company and Oversee.net dated April 1, 2004 (Filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.15	Backfill Agreement between the Company and Internext Media Corp. dated February 8, 2008 (Filed as Exhibit 10.50 to with the Company’s Quarterly Report on Form 10-Q on May 12, 2008).

10.16	Paid Listings License Agreement between the Company and PeakClick GMBH dated April 15, 2006 (Filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q May 7, 2010).

10.17	Advertiser Terms and Conditions between the Company and MeziMedia dated September 26, 2008 (Filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.18	Paid Listings License Agreement between the Company and Wellbourne Limited dated March 15, 2006 (Filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.19++	Board Services Agreement between the Company and its Jean-Yves Dexmier dated July 1, 2008 (Filed as Exhibit 10.61 to the Company’s Amended Annual Report on Form 10-K/A on April 30, 2009).

10.20	Sublease Agreement with KPMG, LLP for property located at 55 Second Street, San Francisco, California (Filed as Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.21	Master Lease Agreement between the Company and City National Bank dated April 6, 2007 (Filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.22	Covenants Rider to the Master Lease Agreement between the Company and City National Bank dated September 30, 2009 (Filed as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.23	Irrevocable Standby Letter of Credit Application and Letter of Credit Agreement between the Company and City National Bank dated August 14, 2009 (Filed as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.24	First Amendment to Supplemental Terms and Conditions Letter between the Company and City National Bank dated October 16, 2009 (Filed as Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q on November 4, 2009).

10.25	Master Services Agreement #12223.0.1 between the Company and RagingWire Enterprise Solutions, Inc. effective as of October 30, 2009 (Filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010).

10.26++	2009 Employee Stock Purchase Plan Filed as Exhibit 4.1to the Company’s Registration Statement on Form S-8 (File No. 333-165791) filed with the SEC on March 30, 2010).

10.27	Sales Representation Agreement between Company and JW Digital, dated October 18, 2009 (Filed as Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q on May 7, 2010).

10.28	Paid Listings Agreement between the Company and Parked.com dated March 13, 2008 (Filed as Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q on August 6, 2010).

10.29++	Consulting Agreement dated as of November 8, 2010 between the Company and Dexline (Filed as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q on November 9, 2010).

10.30++	Employment Offer Letter between the Company and William O’Kelly, Senior Vice President Operations and Chief Financial Officer dated January 12, 2011 Filed as Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2011).

10.31	Amendment to Irrevocable Standby Letter of Credit Agreement between the Company and City National Bank dated August 29, 2012 (Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K with the SEC on April 1, 2013).

10.32++	Employment Offer Letter between the Company and Christopher O’Hara, Chief Revenue Officer dated May 20, 2012 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012).

10.33	Sublease Agreement with Rocket Lawyer for property located at 55 Second Street, San Francisco, California (Filed as Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q on November 14, 2012).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Please see the signature page of this Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document,

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*)	Filed herewith
(++)	Management contract or compensatory plan or arrangement.

