Form 10-Q
period 2015-03-31
LOOKSMART LTD
filed 2015-05-20
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 19, 2015 there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.003 per share.

PART I

ITEM 1. FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229	$305
Short-term investments	63	129
Total cash, cash equivalents and short-term investments	292	434
Trade accounts receivable, net	264	255
Prepaid expenses and other current assets	537	602
Total current assets	1,093	1,291
Long-term investments	-	-
Property and equipment, net	2,979	3,403
Other assets, net	418	62
Total assets	$4,490	$4,756

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,287	$901
Accrued liabilities	484	398
Deferred revenue and customer deposits	814	1,018
Other current liabilities	-	-
Total current liabilities	2,585	2,317
Long-term debt	600	-
Deferred rent	14	22
Total liabilities	3,199	2,339

Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.003 par value; Authorized: 5,000 shares; Issued and Outstanding: none at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both March 31, 2015 and December 31, 2014	17	17
Additional paid-in capital	262,508	262,508
Accumulated other comprehensive loss	(561)	(424)
Accumulated deficit	(260,424)	(259,435)
Treasury stock at cost: 130 shares at both March 31, 2015 and December 31, 2014	(249)	(249)
Total stockholders' equity	1,291	2,417
Total liabilities and stockholders' equity	$4,490	$4,756

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

	Three Months Ended March 31,
	2015	2014
Revenue	$984	$1,058
Cost of revenue	452	691
Gross profit	532	367
Operating expenses:
Sales and marketing	408	455
Product development and technical operations	702	1,200
General and administrative	330	642
Restructuring charge	76	9
Total operating expenses	1,516	2,306
Loss from operations	(984)	(1,939)
Non-operating income (expense), net
Interest income	-	47
Interest expense	-	(3)
Other income (expense), net	(6)	(1)
Loss from operations before income taxes	(990)	(1,896)
Income tax expense	-	-
Net loss	$(990)	$(1,896)
Net loss per share - Basic and Diluted	$(0.17)	$(0.33)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,722	5,746

4

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2015	2014
Net loss	$(990)	$(1,896)
Other comprehensive income (loss):
Foreign currency translation adjustments	(137)	(90)
Unrealized loss on investments	-	(3)
Change in accumulated other comprehensive loss	(137)	(93)
Comprehensive loss	$(1,127)	$(1,989)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(990)	$(1,896)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	336
Provision for doubtful accounts	-	(11)
Share-based compensation	-	3
Other non-cash charges	-	96
Deferred rent	(8)	(24)
Deferred lease incentive	-	19
Restructuring charge	-	9
Changes in operating assets and liabilities:
Trade accounts receivable	(9)	232
Prepaid expenses and other current assets	47	167
Other current assets	17	-
Trade accounts payable	386	26
Accrued liabilities	86	(116)
Deferred revenue and customer deposits	(204)	7
Net cash used in operating activities	(386)	(1,152)
Cash flows from investing activities:
Purchase of investments	-	(8)
Proceeds from sale of investments	66	2,125
Proceeds from sale of equipment	-	-
Payments for property and equipment	-	(441)
Purchase of intangible assets	(356)	-
Net cash provided by investing activities	(290)	1,676
Cash flows from financing activities:
Principal payments of capital lease obligations	-	(43)
Long-term liabilities	600	-
Payments for repurchase of common stock	-	(3)
Net cash used in financing activities	600	(46)
Effect of exchange rate changes on cash and cash equivalents	-	(90)
Decrease in cash and cash equivalents	(76)	388
Cash and cash equivalents, beginning of period	305	2,789
Cash and cash equivalents, end of period	$229	$3,177
Supplemental disclosure of cash flow information:
Interest paid	$-	$3
Income taxes paid	$-	$-
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$164
Change in unrealized gain (loss) on investments	$-	$(3)

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

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers (“Intermediaries”) do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers. Our Intermediary business model experienced a significant change in the fourth quarter of 2011, such that the Company’s revenue from Intermediaries has declined significantly as compared to 2011 and earlier. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company's overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer. We continued this trend of decreasing business with Intermediaries as of March 31, 2015.

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

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of March 31, 2015 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended March 31, 2015 is not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both March 31, 2015 and December 31, 2014.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.7 million at both March 31, 2015 and December 31, 2014. Bad debt expense included in general and administrative expense was insignificant for the three months ended March 31, 2015 and 2014, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of March 31, 2015 and December 31, 2014, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at March 31, 2015 and December 31, 2014. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	March 31, 2015	December 31, 2014
Company 1	13%	10%
Company 2	10%	12%
Company 3	**	24%
Company 4	**	13%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended March 31,
	2015	2014
United States	92%	91%
Europe, Middle East and Africa	**	**

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended March 31,
	2015	2014
Advertiser Networks	100%	95%
Publisher Solutions	0%	5%

For the three months ending March 31, 2015, no customer accounted for more than 10% of net revenue.

	Three Months Ended March 31,
	2015	2014
Company 1	**	13%
Company 2	**	11%

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended March 31,
	2015	2014
Distribution Partner 1	18%	**
Distribution Partner 2	10%	**
Distribution Partner 3	**	20%
Distribution Partner 4	**	14%
Distribution Partner 5	**	10%

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three months ended March 31, 2015.

Restructuring Charges

On August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for the three months ended March 31, 2015, as well as the three months ended March 31, 2014.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.03 in the three months ended March 31, 2015. Advertising costs were insignificant in the three months ended March 31, 2014.

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

Comprehensive Loss

Other comprehensive loss as of March 31, 2015 and December 31, 2014, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both March 31, 2015 and 2014, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of March 31, 2015 and December 31, 2014, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

2. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of March 31, 2015, and December 31, 2014 (in thousands):

	Amortized Cost and Estimated Fair Value
	March 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$228	$304
Cash equivalents
Money market mutual funds	1	1
Commercial paper	-	-
Total cash equivalents	1	1
Total cash and cash equivalents	229	305
Short-term investments:
Corporate bonds	-	-
Certificates of deposit	23	123
Commercial Paper	34	-
Other commodities	6	6
Collateralized debt obligations	-	-
Total short-term investments	63	129
Long-term investments:
Certificates of deposit	-	-
Total long-term investments	-	-
Total cash, and cash equivalents, short-term and long-term investments	$292	$434

The contractual maturities of cash equivalents and short-term investments at March 31, 2015, and December 31, 2014, were less than one year. There were no long-term investments at March 31, 2015 and December 31, 2014.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment charges on outstanding investments. As of March 31, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation		Net Book Value
Computer equipment	$1,095	$(658)	$437	$1,108	$(602)	$246	$506
Furniture and fixtures	22	(5)	17	22	(4)	20	18
Software	2,515	(1,255)	1,260	2,733	(1,137)	2,716	1,596

Building and Leasehold improvements	541	(50)	491	541	(36)	55	505
Land and Buildings	797	(23)	774	797	(19)	794	778

Total	$4,970	$(1,991)	$2,979	$5,201	$(1,798)		$3,403

Depreciation expense on property and equipment for the three months ended March 31, 2015 and 2014, including property and equipment under capital lease at March 31, 2015, was $0.3 million and $0.3 million respectively, and is recorded in operating expenses. Equipment under capital lease at March 31, 2015 totaled $0.1 million. Equipment under capital lease at March 31, 2014 totaled $0.2 million.

In November of 2013, LookSmart acquired an approximate 10,000 square foot data center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this data center. As a result, the Company intends to expand its cloud based offerings to its customers.

4. Other Assets

The Company’s other assets are as follows at March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	418	-	418	62	-	62
Total	$418	$-	$418	$62	$-	$62

5. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Accrued distribution and partner costs	$(14)	$89
Accrued compensation and related expenses	113	101
Accrued professional service fees	84	117
Other	214	3
Capital lease obligation (Note 7)	87	87
Total accrued liabilities	$484	$398

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Capital lease obligations	$87	$87
Deferred rent	14	22
Notes Payable	600	-
Total capital lease and other obligations	701	109
Less: current portion of capital lease obligations	(87)	(87)
Capital lease and other obligations, net of current portion	$614	$22

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

The Company has an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 and $0.2 million at March 31, 2015 and December 31, 2014, respectively, related to security of the subleased corporate office lease and secured by a money market account held at CNB. On February 12, 2015, the Company cancelled this letter of credit.

Other Obligations

From December 2014 to March 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $600,000.  The Company incorrectly stated the amount of the funds advanced as $750,000 in its Annual Report on Form 10-K for the year ended December 31, 2014, but does not consider such misstatement material. The Company’s Chief Executive Officer, Michael Onghai is the manager of Snowy August Management LLC.  The Company intends to repay in full such funds to Snowy August Management LLC.

8. Commitments and Contingencies

As of March 31, 2015, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Nine months ending December 31, 2015	$87	$47	$134
Years ending December 31,
2016	-	-	-
2017	-	-	-
2018	-	-	-
Total minimum net payments	$87	$47	$134
Less: amount representing interest	-
Present value of net minimum payments	87
Less: current portion	(87)
Long-term portion of capital lease obligations	$-

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

Rent expense under all operating leases was not significant for each of the three months ended March 31, 2015 and 2014, respectively.

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

Legal Proceedings

On October 3, 2013, 4Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was subsequently paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

The Company is otherwise involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of March 31, 2014. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of March 31, 2015 and December 31, 2014, respectively.

Share-based compensation expense recorded during three months ended March 31, 2015, and 2014 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales and marketing	$-	$1
Product development and technical operations	-	1
General and administrative	-	1
Total share-based compensation expense	$-	$3

Option Awards

Stock option activity under the Plans during the three months ended March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2013	25	$4.16	4.67	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(20)	3.90
Options outstanding at December 31, 2014	5	$5.27	2.93	-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(5)	-
Options outstanding at March 31, 2015	0	$5.27	2.67	$-
Vested and expected to vest at March 31, 2015	0	$5.32	0.41	$-
Exercisable at March 31, 2015	0	$5.44	0.36	$-

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

There are no stock options outstanding as of March 31, 2015.

Stock Awards

The Company did not issue restricted stock during the three months ended March 31, 2015 and 2014.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. On February 15, 2013, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements. Share-based compensation expense for the ESPP was zero in the three months ended March 31, 2015 and insignificant in the three months ended March 31, 2014. As of March 31, 2015, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan.

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

No options were granted in the first three months of 2015 or 2014, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three months ended March 31, 2015 and 2014. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

There were no shares repurchased during the three months ended March 31, 2015. Approximately 98,000 shares were purchased at an average price of $1.78 per share under the program in the year ended December 31, 2014, and recorded as Treasury Stock at cost totaling approximately $174,440.

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2015, and December 31, 2014 were as follows (in thousands):

	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	23	-	23	-
Other commodities	6	-	6	-
Commercial paper	34	-	34	-
Collateralized debt securities	-	-	-	-
Total short-term investments	63	-	63	-
Total financial assets measured at fair value	$64	$1	$63	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobserved
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other Commodities	6	-	6	-
Total short-term investments	129	-	129	-
Total financial assets measured at fair value	$130	$1	$129	$-

The Company held no Level 3 investments at March 31, 2015 and at December 31, 2014.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At March 31, 2015 and December 31, 2014, the Company did not adjust prices received from the pricing service.

On June 1, 2013 the Company invested approximately $2.0 million in a fully collateralized fund with a maturity date of March 31, 2015.  The investment generally entitles the Company to monthly payments of principal and interest, subject to certain restrictions. From inception through March 31, 2015, the Company has received payments of $2.3 million, comprised of $2.0 million in principal and $0.3 million in interest.  The investment is recorded at amortized cost, reduced for non-temporary losses charged to earnings. No non-temporary losses were recognized by the Company as of and for the periods since the date of investment.  As of March 31, 2015, and December 31, 2014, the aggregate fair value of the investment was zero and zero, respectively.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three Months Ended March 31, 2015 and 2014

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
		% of		% of	Dollar	%
	2015	Revenue	2014	Revenue	Change	Change
Revenue	$984	100.0%	$1,058	100.0%	$(74)	(7)%
Cost of revenue	452	45.9%	691	65.3%	(239)	(35)%
Gross profit	532	54.1%	367	34.7%	165	45%
Operating expenses:
Sales and marketing	408	41.5%	455	43.0%	(47)	(10)%
Product development and technical operations	702	71.3%	1,200	113.4%	(498)	(42)%
General and administrative	330	33.5%	642	60.7%	(312)	(49)%
Restructuring charge	76	7.8%	9	0.9%	67	744%
Total operating expenses	1,516	154.1%	2,306	218.0%	(790)	(34)%
Income loss from operations	(984)	(100.0)%	(1,939)	(183.3)%	955	(49)%
Non-operating income (expense), net	(6)	(0.6)%	43	4.1%	(49)	(114)%
Loss from operations before income taxes	(990)	(100.6)%	(1,896)	(179.2)%	906	(48)%
Income tax expense	-	-	-	-	-	-
Net loss	$(990)	(100.6)%	$(1,896)	(179.2)%	$906	(48)%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three months ended March 31, 2015, and 2013, was as follows (in thousands):

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$983	100%	$1,010	95%	$(27)	(3)%
Publisher Solutions	1	-	48	5%	(47)	(98)%
Total revenue	$984	100%	$1,058	100%	$(74)	(7)%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three months ended March 31, 2015, as compared to the same period in 2014 is the result of a reduction in revenues from all categories: Intermediaries, Direct Advertisers and Self Service Advertisers.

In the three months of 2015, revenue from Intermediaries decreased compared to the three months of 2014. We experienced a continuing decrease in Advertising Network revenue in the three months of 2015 following a trend that began in late 2011.

In the three months of 2015, revenue from Direct Advertisers decreased compared to the three months of 2014.

In the three months of 2015, revenue from Self Service Advertisers decreased compared to the three months of 2014. The Company plans to invest in the Self Service Platform in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three months ended March 31, 2015, compared to the same period in 2014 generally due to volume reductions by licensees.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$422	43%	$462	44%	$(40)	(9)%
Other costs	30	3%	229	21%	(199)	(87)%
Total cost of revenue	$452	46%	$691	65%	$(239)	(35)%
Traffic acquisition costs as percentage of Advertiser Network revenue		43%		46%

TAC decreased $40,000 in the three months ended March 31, 2015, when compared to the three months ended March 31, 2014. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and our continued move away from Intermediaries’ business drove the margin increase.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2015 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

TAC as a percentage of Advertiser Network revenue decreased to 43% in the three months ended March 31, 2015, as compared to 46% in the same period in 2014 as a result of overall revenue mix changes from 2014 to 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, as compared to the same period in 2014, decreased by $0.8 million. Contributing factors included decreases in sales and marketing costs, product and development costs, general and administrative costs.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended March 31, 2015, and 2014, and were as follows (in thousands):

	Three Months Ended March 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Sales and marketing	$408	41%	455	43%	(47)	(10)%
Product development and technical operations	702	71%	1,200	113%	(498)	(42)%
General and administrative	330	34%	642	61%	(312)	(49)%
Restructuring charge	76	8%	9	1%	67	744%
Total operating expenses	$1,516	154%	2,306	218%	(790)	(34)%

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

The decrease in sales and marketing expenses for the three months ended March 31, 2015, reflects a reduction in our sales and marketing personnel. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

Other Items

The tables below set forth other continuing operations data for the three months ended March 31, 2015, and 2014 (in thousands):

	Three Months Ended March 31,
		% of		% of	Dollar
	2015	Revenue	2014	Revenue	Change	% Change
Non-operating income (expense), net
Interest income	$-	-	$47	4%	$(47)	(100)%
Interest expense	-	-	(3)	-	3	100%
Other income, net	(6)	(1)%	(1)	-	(5)	500%
Total non-operating income (expense), net	$(6)	(1)%	$43	4%	$(49)	(114)%

Income tax expense	$-	-	$-	-	$-	-

Interest Income and Expense

Interest income decreased 100% in the three months ended March 31, 2015 as compared to the same period in 2014. This decrease is due to the amortization of the principal investment in higher yield collateralized debt obligations.

Interest expense, primarily consisting of interest paid on capital leases, decreased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to the termination of lease obligations prior to the first quarter of 2015.

Liquidity and Capital Resources

Cash flows were as follows for the three months ended March 31, 2015, and 2014 (in thousands):

	Three Months Ended March 31,2015
	2015	2014	Change
Net cash used in operating activities	$(383)	$(1,152)	$769
Net cash provided by investing activities	(290)	1,676	(1,966)
Net cash used in financing activities	600	(46)	646
Effect of exchange rate changes on cash and cash equivalents	-	(90)	90
Decrease in cash and cash equivalents	$(73)	$388	$(461)

Cash, cash equivalents and short- and long-term investment balances were as follows as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$229	$305	$(76)
Short-term investments	63	129	(66)
Total	$292	$434	$(142)
% of total assets	7%	9%
Total assets	$4,490	$4,756

At March 31, 2015, we had approximately $0.3 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities, collateralized debt obligations and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments decreased $142,000 to $292,000 at March 31, 2015, from $434,000 at December 31, 2014, primarily due to operating losses.

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

Operating Activities

Cash used in operating activities in the three months ended March 31, 2015, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the three months ended March 31, 2015 was $0.4 million and consisted of a net loss of $1.0 million, adjustments for non-cash items of $0.3 million and cash used by working capital and other activities of $0.3 million. Adjustments for non-cash items primarily consisted of $0.3 million of depreciation and amortization expense on property and equipment. In addition, changes in working capital activities primarily consisted of a $0.04 million net increase in accounts payable and accrued liabilities, an increase of $0.1 million in accounts receivable and a $0.5 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

Cash used in operating activities in the three months ended March 31, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the first three months of 2014 was $1.2 million and consisted of a net loss of $1.9 million, adjustments for non-cash items of $0.4 million and cash used by working capital and other activities of $0.3 million. Adjustments for non-cash items primarily consisted of $0.3 million of depreciation and amortization expense on property and equipment, $0.02 amortization of deferred rent, $0.02 in amortization of deferred lease incentive, $0.01 million in bad debt expense and $0.1 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.5 million net increase in accounts payable and accrued liabilities and a $0.2 million decrease in deferred revenue and customer deposits. The increase in accounts payable and accrued liabilities was primarily due to increased TAC and operating expenses.

Investing Activities

Cash provided by investing activities in the three months ended March 31, 2015 was ($290,000) attributed to $66,000 in net proceeds from the sale of investments and ($356,000) in the purchase of intangible assets.

Cash provided by investing activities in the first quarter of 2014 of $1.7 million was attributed to $2.1 million net proceeds from the sale of investments partially offset by a $0.4 million in purchases of property and equipment.

Financing Activities

Cash used in financing activities in the first quarter of 2015 of $600,000 is primarily attributed to long-term liabilities.

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

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended March 31, 2015.

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

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On October 3, 2013, WeBoost Media S.R.L., a Societa responsabilita ("WeBoost") filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to "click fraud".  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was subsequently paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

The Company is otherwise involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

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

LOOKSMART, LTD.

Date: May 20, 2015	By:	/s/ Michael Onghai
Michael Onghai,
Principal Executive Officer,
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed herewith

(**) This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

