Form 10-Q
period 2015-06-30
LOOKSMART LTD
filed 2015-08-14
CIK 1077866

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 10, 2015 there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.003 per share.

1

PART I

ITEM 1.      FINANCIAL STATEMENTS

LOOKSMART, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$491	$305
Short-term investments	63	129
Total cash, cash equivalents and short-term investments	554	434
Trade accounts receivable, net	293	255
Prepaid expenses and other current assets	687	602
Total current assets	1,534	1,291
Property and equipment, net	2,718	3,403
Other assets, net	418	62
Total assets	$4,670	$4,756

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term Notes Payable	$600	$—
Trade accounts payable	1,067	901
Accrued liabilities	503	398
Deferred revenue and customer deposits	827	1,018
Total current liabilities	2,997	2,317
Long-term debt	700	—
Long-term portion of deferred rent	14	22
Total liabilities	3,711	2,339
Commitment and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at June 30, 2015 and December 31 , 2014	—	—
Common stock, $0.003 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both June 30, 2015 and December 31, 2014	17	17
Additional paid-in capital	263,108	262,508
Accumulated other comprehensive loss	(502)	(424)
Accumulated deficit	(261,415)	(259,435)
Treasury stock at cost: 130 shares at both June 30, 2015 and December 31, 2014	(249)	(249)
Total stockholders’ equity	959	2,417
Total liabilities and stockholders’ equity	$4,670	$4,756

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,020	$1,410	$2,004	$2,468
Cost of revenue	412	699	864	1,390
Gross profit	608	711	1,140	1,078
Operating expenses:
Sales and marketing	295	390	703	845
Product development and technical operations	631	1,217	1,333	2,417
General and administrative	477	999	807	1,641
Restructuring charge	217	7	293	16
Total operating expenses	1,620	2,613	3,136	4,919
Loss from operations	(1,012)	(1,902)	(1,996)	(3,841)
Non-operating income (expense), net
Interest income	—	27	—	74
Interest expense	(1)	(4)	(1)	(7)
Other income (expense), net	20	18	16	17
Loss from operations before income taxes	(993)	(1,861)	(1,981)	(3,757)
Income tax expense	—	—	—	—
Net loss	$(993)	$(1,861)	$(1,981)	$(3,757)
Net loss per share - Basic and Diluted	$(0.17)	$(0.32)	$(0.35)	$(0.65)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,722	5,732	5,709	5,747

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(993)	$(1,861)	$(1,981)	$(3,757)
Other comprehensive income (loss):
Foreign currency translation adjustments	(59)	90	78	—
Unrealized loss on investments	—	(29)	—	(32)
Change in accumulated other comprehensive loss	(59)	61	78	(32)
Comprehensive loss	$(1,052)	$(1,800)	$(1,903)	$(3,789)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,981)	$(3,757)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588	733
Provision for doubtful accounts	—	5
Share-based compensation	—	4
Other non-cash charges	—	(44)
Deferred rent	(8)	(52)
Deferred lease incentive	—	38
Restructuring charge	—	6
Changes in operating assets and liabilities:
Trade accounts receivable	(38)	(30)
Prepaid expenses and other current assets	85	474
Trade accounts payable	124	504
Accrued liabilities	18	(94)
Deferred revenue and customer deposits	(191)	5
Net cash used in operating activities	(1,403)	(2,208)
Cash flows from investing activities:
Purchase of investments	—	(72)
Proceeds from sale of investments	66	2,812
Payments for property and equipment	—	(1,013)
Purchase of intangible assets	(356)	—
Net cash/(used in) provided by investing activities	(290)	1,727
Cash flows from financing activities:
Principal payments of capital lease obligations	—	(86)
Proceeds from short-term debt	572	—
Proceeds from additional paid-in capital	600	—
Proceeds from long-term debt	700	—
Payments for repurchase of common stock	—	(84)
Net cash provided by/(used in) financing activities	1,872	(170)
Effect of exchange rate changes on cash and cash equivalents	7	—
Increase/(decrease) in cash and cash equivalents	186	(651)
Cash and cash equivalents, beginning of period	305	2,789
Cash and cash equivalents, end of period	$491	$2,138
Supplemental disclosure of cash flow information:
Interest paid	$1	$7
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$—	$164
Change in unrealized gain (loss) on investments	$—	$(32)

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

In addition, Clickable allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all of their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers that LookSmart aims to partner with, including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

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

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers (“Intermediaries”) do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers. Our Intermediary business model experienced a significant change in the fourth quarter of 2011, such that the Company’s revenue from Intermediaries has declined significantly as compared to 2011 and earlier. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company’s overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer. We continued this trend of decreasing business with Intermediaries as of June 30, 2015.

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

Novatech.io

In November of 2013, LookSmart acquired an approximately 10,000 square foot data center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure data center.  As a result, the Company intends to expand its cloud-based offerings to its customers under the name Novatech.io.

NovaTech’s cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products; it simply helps our users find any product available for sale on the Web. ShopWiki actively crawls the Internet and API feeds from merchants to find and organize the widest selection of products from more than 250,000 online merchants.

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

Conversion Media

In March 2014, the Company entered into a partnership with VisionNexus, LLC, a California limited liability company. The partnership, Conversion Media Holdings, LLC, is a Delaware limited liability corporation, with the intent to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations of Conversion Media Holdings, LLC began in April of 2014 and currently are in a testing phase. The Company believes that Conversion Media Holdings, LLC will begin to generate revenue at the end the 2nd quarter of 2015.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of June 30, 2015 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended June 30, 2015 is not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both June 30, 2015 and December 31, 2014.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.8 million at both June 30, 2015 and December 31, 2014. Bad debt expense included in general and administrative expense was insignificant for both the three and six months ended June 30, 2015 and 2014, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of June 30, 2015 and December 31, 2014, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	June 30,	December 31,
	2015	2014
Company 1	11%	10%
Company 2	**	12%
Company 3	**	24%
Company 4	**	13%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	96%	92%	94%	93%
Europe, Middle East and Africa	**	**	**	**

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advertiser Networks	100%	88%	100%	91%
Publisher Solutions	0%	12%	0%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Company 1	18%	13%	12%	12%
Company 2	**	10%	**	11%
Company 3	**	10%	**	**

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distribution Partner 1	11%	20%	15%	32%
Distribution Partner 2	11%	19%	10%	28%
Distribution Partner 3	10%	22%	**	21%
Distribution Partner 4	**	**	**	**

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three and six months ended June 30, 2015.

Restructuring Charges

On August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

In the second quarter of 2015, LookSmart incurred $0.2 million in restructuring charges. These expenses include legal and the professional expenses associated with the announcement in April 2015 that LookSmart, Ltd. (LOOK) and privately-held Pyxis Tankers Inc. (“Pyxis”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Pyxis will become a publicly listed company as a result of the merger between of LookSmart, Ltd. (“LookSmart”) and into Pyxis’ wholly-owned subsidiary, Maritime Technologies Corp., a Delaware corporation. On the effective date of the merger, in addition, LookSmart will spin off its existing business into a new entity called LookSmart Group, Inc. (“LookSmart Group”)\.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. In the first quarter of 2015, all remaining outstanding share options were surrendered, therefore there was no share-based compensation expense in the three or six months ended June 30, 2015. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for the three and six months ended June 30, 2014.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.01 in the three and six months ended June 30, 2015, respectively. Advertising costs were insignificant in both the three and six months ended June 30, 2014.

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

Comprehensive Loss

Other comprehensive loss as of June 30, 2015 and December 31, 2014, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both June 30, 2015 and 2014, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of June 30, 2015 and December 31, 2014, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

On January 2, 2015, we adopted the guidance issued by the FASB, ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Adoption of this new guidance had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In March 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

In May 2015, The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

2. Merger/Spin-off Reorganization Transaction

The Transaction

On April 23, 2015, LookSmart, Ltd. (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company; a wholly owned subsidiary of the Company (“Group”); Pyxis Tankers Inc. (“Pyxis”); and a wholly owned subsidiary of Pyxis (“Merger Sub”). If the transactions contemplated by the Merger Agreement, which are subject to approval by the stockholders of the Company at a special meeting (the “Meeting”) of the Company, are completed:

•	The Company will further amend its Amended Certificate of Incorporation to effect a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be determined by the Company’s board of directors in its sole discretion;

•	All of the business, assets and liabilities of the Company will have been transferred to Group, and holders of record of the Company’s common stock will receive a pro rata distribution of one share of Group’s common stock for each share of the Company’s common stock held as of the record date set for said distribution (the “Spin-Off”);

•	The Company will merge with and into Merger Sub, with Merger Sub surviving the merger and being a wholly owned subsidiary of Pyxis (the “Merger”); and

•	Each share of the Company’s common stock held by holders of record at the close of business on the date of the closing of the Merger will be cancelled and exchanged for the right to receive the number of share(s) of Pyxis common stock equal to $4,000,000 divided by a denominator equal to (i) the final closing price of a share of the Company’s common stock (post-Reverse Split) on the date of the closing of the Merger, multiplied by (ii) the number of issued and outstanding shares of the Company’s common stock (post-Reverse Split) as of the date that the Merger becomes effective.

   In addition, the Company and Pyxis have each agreed to take such actions as are necessary, proper or advisable to consummate the Merger and have made certain other customary covenants in the Merger Agreement. Among other things, the Company has agreed to the preparation and filing by Pyxis of a registration statement on Form F-4 in connection with the registration of the Pyxis’ common stock to be issued as result of the Merger, which registration statement will contain a joint proxy statement/prospectus to be sent to the stockholders of the Company.

The joint proxy statement/prospectus for the shareholder vote on the Merger has been filed with the Securities and Exchange Commission (the “SEC”), and the Staff of the SEC has returned comments thereon to the Company and Pyxis, which are preparing responses to these comments. Management of the Company believes that a special meeting of the Company’s shareholders to vote on the Merger transactions could be held as soon as September 2015.

As a result of the Merger, and subject to the terms and conditions of the Merger Agreement, Pyxis is expected to become a public company. Pyxis intends to apply to have its common stock listed on the Nasdaq Capital Market or the NYSE MKT under the symbol “PXS.”

For additional information regarding Pyxis and the Merger transaction, see the Company’s Current Report on Form 8-K dated April 23, 2015.

Pyxis Tankers Inc.

Pyxis Tankers Inc. is a newly formed international maritime transportation company with a focus on the tanker sector. At the consummation of the Merger with the Company, Pyxis’ fleet will be comprised of six double hull product tankers with an average current age of four years and that are employed under a mix of short- and medium-term time charters and spot charters. Pyxis will acquire these six vessels prior to the Merger from an affiliate of its founder and chief executive officer, Mr. Valentios (“Eddie”) Valentis. Four of the vessels in the fleet will be medium-range, or MR, product tankers, three of which have eco-efficient or eco-modified designs and two will be short-range tanker sister ships. Each of the vessels in the fleet is capable of transporting refined petroleum products, such as naphtha, gasoline, jet fuel, kerosene, diesel and fuel oil, as well as other liquid bulk items, such as vegetable oils and organic chemicals.

Spin-Off

Prior to the execution of the Merger Agreement, the Company transferred all of its businesses, assets and liabilities to Group in anticipation of the Spin-Off of Group from the Company. Group has assumed all liabilities of the Company, and the liabilities of the Company’s former subsidiaries, and has agreed to indemnify Pyxis for losses relating to all of the liabilities of the Company and its former subsidiaries.

Upon completion of the Spin-Off, all of the Company’s shares of the common stock of Group shall be cancelled and Group shall be 100% owned by the Company’s stockholders of record as of the record date set for said distribution.

The Make Whole Record Date

In the event that subsequent to the Merger, Pyxis completes a financing which results in gross proceeds to Pyxis of at least $5,000,000 (a “Future Pyxis Offering”) at a valuation lower than the valuation ascribed to the shares of common stock received by the Company’s stockholders pursuant to the Merger Agreement (the “Consideration Value”), Pyxis will be obligated to make “whole” the Company’s stockholders as of April 29, 2015 (the “Make Whole Record Date”) by offering the Company’s stockholders the right to receive additional shares of Pyxis common stock to compensate the Company’s stockholders for the difference in value of their Pyxis common stock.

In addition, should Pyxis fail to complete a Future Pyxis Offering within a date which is 3 years from the date of the closing of the Merger, each holder of the Company’s common stock who has held such stock continuously from the date of the Make Whole Record Date until the expiration of such 3 year period (the “Legacy LS Stockholders”) will have a 24-hour option beginning at the end of the 3 year period to require Pyxis to purchase from such Legacy LS Stockholders a pro rata amount of Pyxis common stock that would result in aggregate gross proceeds to the Legacy LS Stockholders in an amount not to exceed $2,000,000; provided that in no event shall a Legacy LS Stockholder receive an amount per share greater than the Consideration Value.

Voting Agreement

In connection with their entry into the Merger Agreement, the Company, Pyxis and Michael Onghai, entered into a voting agreement, which is referred to herein as the “Voting Agreement.” The Voting Agreement generally requires that Mr. Onghai, in his capacity as a stockholder of the Company, vote all of his shares of the Company’s common stock in favor of the reverse split proposal, the spin-off proposal and the merger proposal, unless doing so would violate his fiduciary duties as an executive officer and member of the board of directors of the Company. Mr. Ongahi beneficially holds 3,123,047 shares of the Company’s common stock, representing approximately 54.1% of the outstanding shares of the Company’s common stock over which he possesses voting rights and are therefore subject to the Voting Agreement.

Termination

The Merger Agreement may be terminated at any time for various reasons. In the event of proper termination by either the Company or Pyxis, the Merger Agreement will be of no further force or effect and the Merger will be abandoned, except that if the Merger Agreement is terminated due to (i) the proposals relating to the transactions contemplated by the Merger Agreement not being approved, or (ii) a breach by the Company of its covenants, agreements or representations and warranties (and has not cured its breach within 30 days of the giving of notice of such breach), then the Company shall immediately repay Pyxis the $600,000 received upon execution of the Merger Agreement plus legal and accounting fees incurred by Pyxis (up to $450,000 in fees) (collectively, the “Break-up Fees”), and if the Merger Agreement is terminated because the board of directors of the Company withdraws its recommendation of the Merger or approves an alternative proposal or enters into a superior proposal, then in addition to the Break-up Fees, an additional fee of $450,000 shall also be paid to Pyxis.

3. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of June 30, 2015, and December 31, 2014 (in thousands):

	Amortized Cost and Estimated Fair Value
	June 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$489	$304
Cash equivalents
Money market mutual funds	2	1
Total cash equivalents	2	1
Total cash and cash equivalents	491	305
Short-term investments:
Certificates of deposit	23	123
Commercial paper	34	—
Other commodities	6	6
Collateralized debt obligations	—	—
Total short-term investments	63	129
Total cash, and cash equivalents, short-term and long-term investments	$554	$434

The contractual maturities of cash equivalents and short-term investments at June 30, 2015, and December 31, 2014, were less than one year. There were no long-term investments at June 30, 2015 and December 31, 2014.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2015 and 2014, the Company did not recognize any impairment charges on outstanding investments. As of June 30, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$1,099	$(719)	$380	$1,108	$(602)	$506
Furniture and fixtures	22	(6)	16	22	(4)	18
Software	2,573	(1,499)	1,074	2,733	(1,137)	1,596
Building and Leasehold improvements	541	(63)	478	541	(36)	505
Land and Buildings	797	(27)	770	797	(19)	778
Total	$5,032	$(2,314)	$2,718	$5,201	$(1,798)	$3,403

Depreciation expense on property and equipment for the three and six months ended June 30, 2015, including property and equipment under capital lease at June 30, 2015, was $0.3 million and $0.6 million respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and six months ended June 30, 2014, including property and equipment under capital lease at June 30, 2014, was $0.4 million and $0.7 million respectively, and is recorded in operating expenses. Equipment under capital lease at June 30, 2015 totaled $0.1 million. Equipment under capital lease at June 30, 2014 totaled $0.2 million.

In November of 2013, LookSmart acquired an approximate 10,000 square foot data center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this data center. As a result, the Company intends to expand its cloud based offerings to its customers under the name Novatech.io .

4. Other Assets

The Company’s other assets are as follows at June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	418	—	418	62	—	62
Total	$418	$—	$418	$62	$—	$62

5. Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Accrued distribution and partner costs	$48	$89
Accrued compensation and related expenses	95	102
Accrued professional service fees	68	117
Notes Payable	212	—
Other	(7)	3
Capital lease obligation (Note 7)	87	87
Total accrued liabilities	$503	$398

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

In the second quarter of 2015, LookSmart incurred $0.2 million in restructuring charges. These expenses include legal and the professional expenses associated with the announcement in April 2015 that LookSmart, Ltd. (LOOK) and privately-held Pyxis Tankers Inc. (“Pyxis”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Pyxis will become a publicly listed company as a result of the merger between of LookSmart, Ltd. (“LookSmart”) and into Pyxis’ wholly-owned subsidiary, Maritime Technologies Corp., a Delaware corporation. On the effective date of the merger, in addition, LookSmart will spin off its existing business into a new entity called LookSmart Group, Inc. (“LookSmart Group”).

7. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at June 30, 2015, and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Capital lease obligations	$87	$87
Deferred rent	14	22
Notes Payable	700	—
Total capital lease and other obligations	801	109
Less: current portion of capital lease obligations	(87)	(87)
Capital lease and other obligations, net of current portion	$714	$22

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

The Company had an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 at December 31, 2014, related to security of the subleased corporate office lease which expired on December 30, 2014. This sublease was secured by a money market account held at CNB. In February 2015, the Company cancelled this letter of credit upon release by the Lessor.

Other Obligations

From December 2014 to March 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $0.6 million.  The Company incorrectly stated the amount of the funds advanced as $0.75 million in its Annual Report on Form 10-K for the year ended December 31, 2014, but does not consider such misstatement material. The Company’s Chief Executive Officer, Michael Onghai is the manager of Snowy August Management LLC.  The Company intends to repay in full such funds to Snowy August Management LLC.

From April 2015 to June 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $0.1 million.

On June 5, 2015, LookSmart Ltd. obtained a 12 month loan from Inca Capital in the amount of $0.6 million collateralized by our data center facility in Phoenix, Arizona. The interest-only loan carries an interest rate of 10.5%. The loan’s maturity date is May 30, 2016.

8. Commitments and Contingencies

As of June 30, 2015, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Six months ending December 31, 2015	$87	$24	$111
Years ending December 31,
2016	—	—	—
2017	—	—	—
2018	—	—	—
Total minimum net payments	$87	$24	$111
Less: amount representing interest	—
Present value of net minimum payments	111
Less: current portion	(111)
Long-term portion of capital lease obligations	$—

Operating Leases

In August 2013, the Company leased office space of approximately 2,341 square feet for its corporate office in San Francisco, California under a five year lease that commenced in September 2014 and expires on August 31, 2018. On October 15, 2014, the Company terminated this lease, closed the office and was released from all obligations under this lease.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expires in August 2015.

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2013.

Rent expense under all operating leases was $0.07 million and $0.1 million for the three and six months ended June 30, 2015, respectively. Rent expense under all operating leases was $0.04 million and $0.08 million for the three and six months ended June 30, 2014, respectively.

Letters of Credit

The Company had an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 at December 31, 2014, related to security of the subleased corporate office lease which expired on December 30, 2014. This sublease was secured by a money market account held at CNB. In February 2015, the Company cancelled this letter of credit upon release by the Lessor.

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

Legal Proceedings

On October 3, 2013, 4Media S.R.L., a Societa responsabilita (“WeBoost”) filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to “click fraud”.  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was subsequently paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of June 30, 2014. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of June 30, 2015 and December 31, 2014, respectively.

Share-based compensation expense recorded during three and six months ended June 30, 2015, and June 30, 2014 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
Sales and marketing	$—	$—	$—	$1
Product development and technical operations	—	—	—	1
General and administrative	—	1	—	2
Total share-based compensation expense	$—	$1	$—	$4

Total unrecognized share-based compensation expense related to share-based compensation arrangements at June 30, 2015 was zero. The total fair value of equity awards vested during the three months ended June 30, 2015 was zero. The total fair value of equity awards vested during the three and six months ended June 30, 2014, was zero.

Option Awards

Stock option activity under the Plans during the three and six months ended June 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2014	5	$5.27	2.93	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(5)	5.27	2.93
Options outstanding at March 31, 2015	—	—	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at June 30, 2015	—	—	—	$—
Vested and expected to vest at June 30, 2015	—	—	—	$—
Exercisable at June 30, 2015	—	—	—	$—

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

There are no stock options outstanding as of June 30, 2015.

Stock Awards

The Company did not issue restricted stock during the three and six months ended June 30, 2015 and 2014.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. On February 15, 2013, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements. Share-based compensation expense for the ESPP was zero in the both three and six months ended June 30, 2015 and zero in both the three months ended June 30, 2014. As of June 30, 2015, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan.

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

No options were granted in the first three or six months of 2015 or 2014, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three and six months ended June 30, 2015 and 2014. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company’s Board of Directors authorized the repurchase of up to $1 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

There were no shares repurchased during the three or six months ended June 30, 2015. Approximately 98,000 shares were purchased at an average price of $1.78 per share under the program in the year ended December 31, 2014, and recorded as Treasury Stock at cost totaling approximately $174,440.

Additional Paid-in Capital

Paid-in Capital increased by $0.6 million. This increase is due to the $0.6 million LookSmart received from privately-held Pyxis Tankers Inc. (“Pyxis”) associated with the announcement in April 2015 that LookSmart, Ltd. (LOOK) and privately-held Pyxis Tankers Inc. (“Pyxis”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Pyxis will become a publicly listed company as a result of the merger between of LookSmart, Ltd. (“LookSmart”) and into Pyxis’ wholly-owned subsidiary, Maritime Technologies Corp., a Delaware corporation. On the effective date of the merger, in addition, LookSmart will spin off its existing business into a new entity called LookSmart Group, Inc. (“LookSmart Group”).

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2015, and December 31, 2014 were as follows (in thousands):

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Total cash equivalents	1	1	—	—
Short-term investments:
Certificates of deposit	23	—	23	—
Other commodities	6	—	6	—
Commercial paper	34	—	34	—

Total short-term investments	63	—	63	—
Total financial assets measured at fair value	$64	$1	$63	$—

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Total cash equivalents	1	1	—	—
Short-term investments:
Certificates of deposit	123	—	123	—
Other Commodities	6	—	6	—
Total short-term investments	129	—	129	—
Total financial assets measured at fair value	$130	$1	$129	$—

The Company held no Level 3 investments at June 30, 2015 and at December 31, 2014.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At June 30, 2015 and December 31, 2014, the Company did not adjust prices received from the pricing service.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three and Six Months Ended June 30, 2015 and 2014

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$1,020	100.0%	$1,410	100.0%	$(390)	(28%)
Cost of revenue	412	40.4%	699	49.6%	(287)	(41%)
Gross profit	608	59.6%	711	50.4%	(103)	(14%)
Operating expenses:
Sales and marketing	295	28.9%	390	27.7%	(95)	(24%)
Product development and technical operations	631	61.9%	1,217	86.3%	(586)	(48%)
General and administrative	477	46.8%	999	70.9%	(522)	(52%)
Restructuring charge	217	21.2%	7	0.5%	210	3000%
Total operating expenses	1,620	158.8%	2,613	185.3%	(993)	(38%)
Loss from operations	(1,012)	(99.2%)	(1,902)	(134.9%)	890	47%
Non-operating income (expense), net	19	1.9%	41	2.9%	(22)	(54%)
Loss from operations before income taxes	(993)	(97.3%)	(1,861)	(132.0%)	868	47%
Income tax expense	—	—	—	—	—	—

Net loss	$(993)	(97.3%)	$(1,861)	(132.0%)	$868	47%

	Six Months Ended June 30, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$2,004	100.0%	$2,468	100.0%	$(464)	(19%)
Cost of revenue	864	43.1%	1,390	56.3%	(526)	(38%)
Gross profit	1,140	56.9%	1,078	43.7%	62	6%
Operating expenses:
Sales and marketing	703	35.1%	845	34.2%	(142)	(17%)
Product development and technical operations	1,333	66.5%	2,417	97.9%	(1,084)	(45%)
General and administrative	807	40.3%	1,641	66.5%	(834)	(51%)
Restructuring charge	293	14.6%	16	0.7%	277	1731%
Total operating expenses	3,136	156.5%	4,919	199.3%	(1,783)	(36%)
Loss from operations	(1,996)	(99.6%)	(3,841)	(155.6%)	1,845	48%
Non-operating income (expense), net	15	0.7%	84	3.4%	(69)	(82%)
Loss from continuing operations before income taxes	(1,981)	(98.9%)	(3,757)	(152.2%)	1,776	47%
Income tax expense	—	—	—	0.0%	—	—

Net loss	$(1,981)	(98.9%)	$(3,757)	(152.1%)	$1,776	47%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and six months ended June 30, 2015, and 2014, was as follows (in thousands):

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,020	100%	$1,241	88%	$(221)	(18%)
Publisher Solutions	—	—	169	12%	(169)	(100%)
Total revenue	$1,020	100%	$1,410	100%	$(390)	(28%)

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$2,003	100%	$2,251	91%	$(248)	(11%)
Publisher Solutions	1	0%	217	9%	(216)	(100%)
Total revenue	$2,004	100%	$2,468	100%	$(464)	(19%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and six months ended June 30, 2015, as compared to the same period in 2014 is the result of a reduction in revenues from all categories: Intermediaries, Direct Advertisers and Self Service Advertisers.

In the first half of 2015, revenue from Intermediaries decreased compared to the first half of 2014. We experienced a continuing decrease in Advertising Network revenue in the first half of 2015 following a trend that began in late 2011.

In the first half of 2015, revenue from Direct Advertisers decreased compared to the first half of 2014.

In the first half of 2015, revenue from Self Service Advertisers decreased compared to the first half of 2014. The Company plans to invest in the Self Service Platform in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three and six months ended June 30, 2015, compared to the same period in 2014 generally due to volume reductions by licensees.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent, power usage and credit card fees.

Cost of revenue for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$370	36%	$510	36%	$(140)	(27%)
Other costs	42	4%	189	14%	(147)	(78%)
Total cost of revenue	$412	40%	$699	50%	$(287)	(41%)
Traffic acquisition costs as percentage of Advertiser Network revenue		36%		41%

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$792	40%	$971	39%	$(179)	(18%)
Other costs	72	4%	419	17%	(347)	(83%)
Total cost of revenue	$864	43%	$1,390	56%	$(526)	(38%)

Traffic acquisition costs as percentage of Advertiser Network revenue		40%		43%

TAC decreased $0.14 million and $0.18 million in the three and six months ended June 30, 2015, when compared to the three and six months ended June 30, 2014. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and our continued move away from Intermediaries’ business drove the margin increase.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2015 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

TAC as a percentage of Advertiser Network revenue decreased to 40% in the first half ended June 30, 2015, as compared to 43% in the same period in 2014 as a result of overall revenue mix changes from 2014 to 2015.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015, as compared to the same period in 2014, decreased by $1.0 and $1.8 million. Contributing factors included decreases in sales and marketing costs, product and development costs, general and administrative costs.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and six months ended June 30, 2015, and 2014, and were as follows (in thousands):

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Sales and marketing	$295	29%	$390	28%	$(95)	(24%)
Product development and technical operations	631	62%	1,217	86%	(586)	(48%)
General and administrative	477	47%	999	71%	(522)	(52%)
Restructuring charge	217	21%	7	—	210	3000%
Total operating expenses	$1,620	159%	$2,613	185%	$(993)	(38%)

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Sales and marketing	$703	35%	$845	34%	$(142)	(17%)
Product development and technical operations	1,333	66%	2,417	98%	(1,084)	(45%)
General and administrative	807	40%	1,641	66%	(834)	(51%)
Restructuring charge	293	15%	16	1%	277	1731%
Total operating expenses	$3,136	156%	$4,919	199%	$(1,783)	(36%)

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

The decrease in sales and marketing expenses for the three and six months ended June 30, 2015, reflects a reduction in our sales and marketing personnel. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

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

Other Items

The tables below set forth other continuing operations data for the three and six months ended June 30, 2015, and 2014 (in thousands):

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$—	—	$27	2%	$(27)	(100%)
Interest expense	(1)	—	(4)	—	3	75%
Other income, net	20	2%	18	1%	2	11%
Total non-operating income (expense), net	$19	2%	$41	3%	$(22)	(54%)

Income tax expense	$—	—	$—	—	$—	—

	Six Months Ended June 30, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$—	—	$74	3%	$(74)	(100%)
Interest expense	(1)	—	(7)	—	6	86%
Other income (expense), net	16	1%	17	—	(1)	(6%)
Total non-operating income (expense), net	$15	—	$84	3%	$(69)	(82%)

Income tax expense	$—	—	$—	—	$—	—

Interest Income and Expense

Interest income decreased 100% in both the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This decrease is due to the September 30, 2014 maturation of our high-yield investment in a fully collateralized fund.

Interest expense, primarily consisting of interest paid on capital leases, decreased during both the three and months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. This decrease was primarily due to the termination of lease obligations in the first quarter of 2015.

Liquidity and Capital Resources

Cash flows were as follows for the six months ended June 30, 2015, and 2014 (in thousands):

	Six Months Ended June 30, 2015
	2015	2014	Change
Net cash used in operating activities	$(1,403)	$(2,208)	$805
Net cash (used in) provided by investing activities	(290)	1,727	(2,017)
Net cash provided by (used in) financing activities	1,872	(170)	2,042
Effect of exchange rate changes on cash and cash equivalents	7	—	7
Increase or Decrease in cash and cash equivalents	$186	$(651)	$837

Cash, cash equivalents and short-term investment balances were as follows as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014	Change
Cash and cash equivalents	$491	$305	$186
Short-term investments	63	129	(66)
Total	$554	$434	$120
% of total assets	12%	9%
Total assets	$4,670	$4,756

At June 30, 2015, we had approximately $0.6 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments increased $0.1 million to $0.6 million at June 30, 2015, from $0.4 million at December 31, 2014, primarily due to financing efforts in the first half of 2015, offset by operating losses.

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

Operating Activities

Cash used in operating activities in the six months ended June 30, 2015, consisted of our net loss adjusted for certain non-cash items, including depreciation and amortization, as well as the effect of changes in working capital and other activities. Cash used in operations in the six months ended June 30, 2015 was $1.4 million and consisted of a net loss of $2.0 million, adjustments for non-cash items of $0.6 million and cash used by working capital and other activities of zero. Adjustments for non-cash items primarily consisted of $0.6 million of depreciation and amortization expense on property and equipment and purchased software. In addition, changes in working capital activities primarily consisted of a $0.2 million net increase in accounts payable and accrued liabilities, an increase of $0.04 million in accounts receivable and a $0.09 million decrease in prepaid and other assets. The increase in accounts payable and accrued liabilities was primarily due to the increase in operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

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

Investing Activities

Cash used in investing activities in the six months ended June 30, 2015 of $0.3 million was attributed to $0.4 million purchase of intangible assets partially offset by $0.1 million in net proceeds from the sale of investments.

Cash provided by investing activities in the six months ended June 30, 2014 of $1.7 million was attributed to $2.1 million net proceeds from the sale of investments partially offset by a $0.4 million in purchases of property and equipment.

Financing Activities

Cash provided by financing activities in the first half of 2015 of $1,872 is primarily attributed to increases in long-term liabilities and notes payable, as well as proceeds from additional paid-in capital from Inca Capital, Snowy August Management, LLC and Pyxis Tankers Inc.

Cash used in financing activities in the first half of 2014 of $0.2 million is attributed to $0.09 million is scheduled capital lease payments and $0.08 million in the repurchase of the Company’s common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three and six months ended June 30, 2015.

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

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

On October 3, 2013, 4Media S.R.L., a Societa responsabilita (“WeBoost”) filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to “click fraud”.  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.          OTHER INFORMATION

On August 7, 2015 Paul Pelosi, Jr. resigned as a member of the Board of Directors of the Company.

ITEM 6.          EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART, LTD.

Date: August 14, 2015	By:	/s/ Michael Onghai
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

